Form 10-K
period 2014-03-31
Quotient Ltd
filed 2014-06-27
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Pentlands Science Park Bush Loan, Penicuik, Midlothian EH26 OPZ, United Kingdom	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

001-44-131-445-6159

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Ordinary Shares, nil par value	The NASDAQ Global Market
Warrants to purchase Ordinary Shares	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s ordinary shares were not listed on any exchange or over-the counter market. On April 25, 2014, the registrant’s units (each consisting of one ordinary share and one warrant to purchase 0.8 ordinary shares) began trading on The NASDAQ Global Market. On May 27, 2014, the registrant’s ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. On June 26, 2014, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $39,474,493, based on a closing sales price of the registrant’s ordinary shares on such date as reported on The NASDAQ Global Market.

On June 26, 2014, the registrant had a total of 14,376,547 ordinary shares, nil par value, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part 1, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Final Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward-looking statements can be identified by words such as “strategy,” “objective,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “might,” “design” and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQ™;

•	the design of blood grouping and disease screening capabilities of MosaiQ™ and the benefits of MosaiQ™ for both customers and patients;

•	future demand for and customer adoption of MosaiQ™, the factors that we believe will drive such demand and our ability to address such demand;

•	our expected profit margins for MosaiQ™;

•	the size of the market for MosaiQ™;

•	the regulation of MosaiQ™ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;

•	future plans for our conventional reagent products;

•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;

•	future demand for our conventional reagent products and our ability to meet such demand;

•	our ability to manage the risks associated with international operations;

•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;

•	the effects of competition;

•	the expected outcome or impact of pending or threatened litigation;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our anticipated cash needs and our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures (including the expected cost of a new expanded manufacturing facility in Edinburgh, Scotland); and

•	our plans for executive and director compensation for the future.

You should refer to Part I, Item 1A: “Risk Factors” in this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views only as of the date of this Annual Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

Item 1. Business

Overview

We are an established, commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests for blood grouping and serological disease screening, commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification.

We have over 30 years experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in a donor or patient testing environment, while improving patient outcomes.

We have designed MosaiQ™ to offer a breadth of diagnostic tests that is unmatched by any existing commercially available transfusion diagnostic instrument platform. Time to result for MosaiQ™ will be significantly quicker than existing methods for extended antigen typing and antibody identification and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ™ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ™. Improved patient outcomes using MosaiQ™ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. MosaiQ™ will also offer the opportunity for substantial cost savings and a range of operational efficiencies for donor and patient testing laboratories, including:

•	full characterization of blood-group antigens and antibodies present in donor or patient blood, eliminating the need for routine manual testing typically by skilled technicians;

•	simplification of required consumables;

•	consolidation of multiple instrument platforms in donor testing laboratories;

•	significant reduction of sample volume requirements;

•	reduction of consumable and reagent waste; and

•	more streamlined processes for matching donor units to patients.

MosaiQ™ will comprise two separate consumables, one for blood grouping and one for serological disease screening, and a high-throughput instrument. We expect to commence installing the manufacturing system for MosaiQ™ consumables by the end of 2014 and expect to complete formal validation studies of the system by September 30, 2015. Initial prototype units of the initial MosaiQ™ instrument are also forecast to be delivered to Quotient by the end of 2014. We plan to commence formal field trials for the consumables and the initial MosaiQ™ instrument in the second half of 2015 and we expect to file the necessary regulatory submissions to obtain FDA and other required marketing clearances in the first half of 2016. We anticipate initial commercial sales of MosaiQ™ consumables, for research use only, in the first half of 2016. If approved for sale, we anticipate full commercial launch for MosaiQ™ in Europe during the second half of 2016 and in the United States during the first half of 2017.

Our internal feasibility study has demonstrated a high degree of concordance, across a range of key blood group specificities, between results generated using the MosaiQ™ methodology and results generated using predicate technologies for blood grouping. We used column agglutination technology (or CAT, a blood group testing system that incorporates microcolumns and glass bead microparticles) and, where CAT was not feasible, manual testing techniques as the predicate technologies for our internal feasibility studies. For antigen typing, the feasibility study demonstrated concordance of approximately 99% or greater for the majority of the key specificities tested. For antibody identification, the feasibility study demonstrated overall concordance of 99.7%. We expect these results to improve with further optimization of the individual reagent formulations, automation of the manufacturing processes for the MosaiQ™ consumable and greater automation of the testing processes.

In addition, results generated using the MosaiQ™ methodology demonstrated a high degree of concordance to predicate technologies screening blood for Cytomegalovirus (CMV) and Syphilis. The feasibility study was conducted in collaboration with Future Diagnostics and examined a total of 274 positive and negative samples. The feasibility study demonstrated concordance of 100% for Syphilis and 99.3% for CMV. As a result of the positive study results, we plan to complete the development and verification of the CMV and Syphilis assays for inclusion on the MosaiQ™ disease screening consumable.

We have a proven track record and significant expertise in product development, manufacturing and quality, uniquely tailored to the highly regulated transfusion diagnostics market. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals, and independent testing laboratories. We have also increased our emphasis on the development, manufacture and sale of conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols).

We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We are developing additional conventional reagent products for our OEM customers and for sale directly in the United States under the Quotient brand.

On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, raising net proceeds of $37.2 million after deducting underwriting discounts and commissions. We estimate that other costs of the offering, apart from underwriting discounts and commissions, will approximate $3.0 million. The warrants will be exercisable at an exercise price of $8.80 per ordinary share beginning July 24, 2014 and will expire on October 25, 2015.

Our Market Opportunity

The global transfusion diagnostics market is large and established. Total annual product sales in this market amounted to $2.8 billion in 2011, of which the United States accounted for $1.3 billion of sales. Product sales comprise the sale of reagents and instruments. In 2011, we believe blood grouping accounted for $1.2 billion of product sales, disease screening using serological methods accounted for $0.7 billion of sales and disease screening using molecular methods accounted for $0.9 billion of sales. We believe product sales in 2011 to the highly concentrated donor testing market accounted for approximately $1.9 billion of sales, while patient testing accounted for the remaining $0.9 billion of sales. Performed primarily within hospitals, the patient testing market is highly fragmented.

According to the World Health Organization, 44 million blood donations were collected globally in 2011 within 37 “high-income” countries located in North America, Western Europe and Eastern Asia. In addition, over 20 million plasma donations are collected each year in the United States and Europe. While plasma is not subject to blood grouping, it is subject to disease screening. In the United States, 16 million blood donations were collected during 2011, based on data from the U.S. Department of Health and Human Services. We estimate that over 90 million patients are blood grouped annually in the developed world, although only a small proportion of these patients actually receive a blood transfusion.

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related of blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $225. Where a hospital requests units of blood with a specific antigen profile (for patients with blood-group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2014 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $36 per sample. For an antibody identification procedure, which will typically be undertaken prior to every transfusion, the reimbursement rate is an additional $92 per sample.

Blood grouping and disease screening techniques have remained generally unchanged for many years. Varying levels of automation are offered by existing instrument platforms, although more complex blood-grouping procedures such as extended antigen typing and antibody identification are more typically undertaken manually. The need for on-going routine manual testing continues to impose a significant cost burden on the healthcare system.

Our Strategy

We have commenced commercial scale-up of MosaiQ™. All key components for the initial consumable manufacturing system have now been ordered, with delivery to commence later in 2014. The instrument design concept has been finalised and the product design requirements agreed with our instrument manufacturing partner, STRATEC Biomedical AG, or STRATEC. We continue to optimize the formulation of antibodies for inclusion on the blood grouping consumable. The print technology has been optimized for printing red blood cells onto the MosaiQ™ consumable, where our current focus is now on developing buffer solutions to allow us to store red blood cells as raw materials for longer periods of time. We continue to develop disease screening tests for inclusion on the disease screening consumable.

We are also continuing to work closely with our development partners on the design and functionality of the MosaiQ™ instrument and on the content of the blood grouping and disease screening consumables.

In addition, we intend to:

•	collaborate with our key potential customers;

•	continue our dialogue with regulators to obtain required regulatory licenses and clearances;

•	engage one or more commercial partners for the global patient testing market; and

•	build a highly-focused sales and support infrastructure to successfully commercialize MosaiQ™ for the global donor testing market.

In our conventional reagent business, we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators, continue to service our key OEM customers and expand the number of conventional reagent products we offer directly for sale in the United States.

Blood Grouping

Prior to blood transfusion, or when there is likelihood that a blood transfusion might be required, extensive blood grouping procedures are undertaken on patient and donor blood using in vitro diagnostic products. These procedures ascertain the blood group of the patient and ensure the compatibility of donor blood. The testing regime is designed to prevent transfusion reactions, which can range from mild to fatal.

Red blood cells (the cellular portion) and plasma (the fluid portion) are the principal components of blood. On the exterior of red blood cells are antigens that determine an individual’s blood group (A, B, AB, O), or ABO group, and type (RhD positive or RhD negative), or Rh type. In addition, there are a further 32 clinically significant blood-group antigens that may be present on patient and donor red blood cells. Plasma contains many different kinds of proteins, including: (i) naturally occurring blood-group antibodies; (ii) blood-group antibodies developed by the body in response to foreign red blood cell antigens introduced during transfusion (allo-antibodies); or (iii) blood-group antibodies developed following pregnancy. Blood-group antibodies mirror the antigen families that are present on red blood cells. In its normal state, blood does not contain antibodies that will react with its own red blood cell antigens (auto-antibodies).

Because of the potential for a transfusion reaction, it is crucial that clinicians correctly identify the blood-group antigens or antibodies present in donor and patient blood prior to transfusion. If a donor’s red blood cells contain antigens that are recognized by and react with existing blood-group antibodies in the patient’s plasma, the transfused red blood cells could be destroyed in a potentially life-threatening reaction. The identification of blood-group antigens on donor and patient red blood cells is typically referred to as blood typing or basic antigen typing, with a more comprehensive characterization being referred to as extended antigen typing. The identification of blood group antibodies in plasma is typically referred to as antibody identification.

All patients potentially requiring a blood transfusion will generally be blood grouped, including pregnant women, cancer patients undergoing chemotherapy, patients undergoing surgery or patients suffering from chronic diseases that require regular blood transfusions, such as thalassemia or sickle cell disease.

Patient blood will typically be subject to a basic antigen typing and an antibody screen. Less than 1% of patients that have not received a blood transfusion will screen positive for an antibody. The incidence of blood-group antibodies, however, increases significantly to 3 to 8% in patients who have previously received a blood transfusion and women that have given birth to two or more children. When an antibody screen proves positive, a complex and time consuming procedure will be performed by skilled technicians to identify all clinically significant blood group antibodies in the patient’s plasma. This largely manual process may take two to six hours to complete, although more complex cases can take one or more days to complete. Antibody identification represents a significant cost to hospitals, particularly those that treat large numbers of patients suffering from thalassemia or sickle cell disease. Reagents used for antibody identification also have a short shelf life, typically being shipped on a 28-day cycle, making management of blood-grouping reagent inventories more complex and increasing waste.

The increasing incidence of allo-antibodies developing in patients who have received multiple transfusions, commonly referred to as alloimmunization, has prompted clinicians to request costly, extended antigen matching of donor blood for at-risk patient groups, such as those suffering from thalassemia or sickle cell disease. The incidence of antibodies present in these patient groups is estimated to be 20 to 30%. These patients typically also present with multiple antibodies, making the process of antibody identification more complex and time consuming and the procurement of antigen specific units of donor blood much more expensive.

According to a study published in January 2014, the estimated total cost of extended antigen typing for patients is $364, based on a screen for 14 antigens at an estimated cost of $26 per antigen.

Donor blood will typically be subject to a basic antigen typing and an antibody screen. Clinicians will request specific antigen-negative donor blood for patients with one or more blood-group antibodies. In this instance, multiple donor units will be selected from inventory by the donor-collection agency and subjected to an extended antigen typing procedure to select the most appropriate units for the patient. This procedure is completed to ensure that the corresponding antigen to the patient’s antibody is not present on the donor’s red blood cells.

The number of donor units that need to be screened to identify specific antigen-negative units varies depending upon blood group. In the Caucasian population, for example, ten donor units on average would need to be screened to find two units of donor blood negative for the Duffy-A antigen. Similarly, to identify two units of donor blood negative for the little-e antigen, one hundred donations would need to be screened and, to identify two units of blood negative for the little-k antigen one thousand donations would need to be screened. Additionally, the numbers of units needed to be screened increases significantly if the patient has two or more antibodies.

The identification of antigen-negative units of blood is largely a manual and labor-intensive process. Because of the additional testing procedures required and the large numbers of donor units that must be screened, antigen negative donor units are more expensive for hospitals to purchase. The average premium charged for antigen negative units of blood in the United States is estimated to be $80 for each antigen screened.

We believe both donor collection agencies and hospitals would prefer to fully characterize donor units through extended antigen typing prior to transfusion, although the time and expense required to undertake such procedures is currently prohibitive. As a consequence, extended antigen typing is only undertaken as needed (i.e., where the patient has a specific antibody) on a small percentage of donor units. Extended antigen typing for patients is also typically undertaken only in patients expected to be chronically transfused.

Disease Screening

The safety of donor blood is ultimately the responsibility of donor collection agencies, with regulatory agencies in individual countries establishing safeguards and standards to ensure patient safety. In the developed world, donor blood is subject to mandatory screening for infectious diseases before it can be released to hospitals. Two different methods of testing have been adopted—a serological approach (testing for specific antigens or antibodies) and, for certain viruses, a molecular approach (testing for nucleic acid). The United States, many countries in Western Europe and Japan require both serological and molecular disease screening be performed on donor blood. In the United States, it is mandatory to screen donor blood using serological techniques for the following: Syphilis, Hepatitis B Surface Antigen, Hepatitis B Core Antibody, Hepatitis C Antibody, Human Immunodeficiency Viruses, or HIV, Type 1 and Type 2 Antibodies and Human T-Lymphotropic Antibodies. Most blood collection agencies will also screen for Cytomegalovirus, or CMV, using the same serological approach and the FDA recommends donor blood to be screened for Chagas disease. Molecular disease screening is required to be performed on donated blood to screen for Hepatitis B, Hepatitis C, HIV and West Nile virus. Other pathogens, such as Babesia, Dengue and Malaria are transmissible by blood, but there is no test currently available, given cost or technology limitations.

Serological disease screening is already largely automated. However, it is typically undertaken using two separate instrument platforms, neither of which is integrated with commonly used blood grouping instruments. Automation platforms for serological disease screening have been on the market for many years but lack many of the attributes users benefit from in other diagnostic fields such as user-interface, remote diagnostics, ability to link to laboratory automation systems and software compatibility with laboratory information systems. Existing disease screening platforms also lack the ability to easily add additional tests as the market and regulators dictate.

Donor Testing

In the developed world, the testing of donated blood is primarily completed by donor collection agencies. In the United States, two agencies, the American Red Cross and Creative Testing Solutions, test approximately 70% of all blood donations collected. Throughout Western Europe, Japan, Australia and Canada, national collection agencies, or a small number of regional collection agencies, typically collect and test all donated blood. Currently, donor testing laboratories must adopt multiple instrument platforms, as well as undertake complex manual testing procedures for extended antigen typing or antibody identification, to complete the required testing for donated blood. Maintaining multiple instrument platforms requires complex quality control and assurance procedures, along with costly service and support infrastructures.

Single instrument platforms for each testing procedure have typically been adopted within and across laboratory networks. However, neither of the two most widely used serological disease-screening platforms, Abbott’s Prism and Ortho’s Summit, are integrated with existing blood grouping instrument platforms that are utilized within the donor-testing environment. In addition, donor-testing laboratories typically utilize costly manual testing techniques to identify antigen negative donor units and to carry out any antibody identification procedures required.

Patient Testing

Patients are typically blood grouped in hospitals. Large-to-medium hospitals will generally adopt one of several semi-automated instrument platforms to perform basic blood grouping procedures. These instruments employ either column agglutination technology supplied by companies such as Ortho, Bio-Rad and Grifols, or solid-phase microplate technologies supplied by companies such as Immucor. These platforms offer only a limited number of blood grouping tests per testing run and are therefore cumbersome, especially if a more comprehensive characterization of the patient’s blood is required. Consequently, laboratories that have adopted a blood grouping instrument platform will continue to use manual or semi-manual techniques to undertake more complex procedures, such as antibody identification or extended antigen typing.

Because of the continued need for manual testing, many small to medium-sized hospitals choose not to adopt existing instrument platforms. Instead, they will use manual or semi-manual techniques for basic blood grouping. Complex procedures, such as antibody identification, may also be outsourced to independent testing laboratories by these hospitals. We believe the continued requirement for manual testing and drawbacks of existing instrument platforms for blood grouping have limited the attraction of offering blood-grouping services to hospitals by large independent testing laboratories, such as LabCorp and Quest Diagnostics.

The MosaiQ™ Solution

We are developing MosaiQ™ to address the comprehensive needs of the global transfusion diagnostics market. We believe MosaiQ™ has the potential to transform transfusion diagnostics by substantially reducing costs and offering a range of operational efficiencies within donor and patient testing laboratories, while improving patient outcomes through a more complete characterization of donor and patient blood.

Specifically, we are developing MosaiQ™ to simultaneously:

•	Determine a comprehensive antigen profile of patient and donor red blood cells and identify all clinically significant antibodies in patient and donor plasma; and

•	Serologically screen donor blood for specific viruses.

We intend to pursue a “razor/razor blade” business model for MosaiQ™, placing instruments and securing long-term agreements for the supply of blood grouping and/or disease screening consumables used by those instruments. We expect donor and patient laboratories to adopt MosaiQ™ because it is designed to offer a comprehensive characterization of all clinically relevant blood-group antigens and antibodies, while also offering the opportunity for substantial cost savings and a range of operational efficiencies. We believe these customers would prefer to more fully characterize the blood of all donors and patients to facilitate better blood matching. While MosaiQ™ is designed to be a highly cost-effective solution for our customer, delivering substantial cost savings, we also expect to generate attractive, long-term profit margins on the sale of MosaiQ™ consumbles.

We have designed MosaiQ™ leveraging our expertise in transfusion diagnostics. MosaiQ™ combines novel manufacturing techniques and well-characterized blood grouping and disease screening tests to create a multiplex testing consumable for use on a high-throughput instrument. Through miniaturization, we are combining a full portfolio of existing serological tests on two distinct consumables for use on MosaiQ™ – one for blood grouping and one for serological disease screening. In a donor-testing environment both consumables have been designed to run simultaneously, utilizing the same donor sample and the same MosaiQ™ instrument. In a patient-testing environment we would expect that only the blood grouping consumable would be utilized.

The MosaiQ™ blood grouping consumable will consist of two protein microarrays: one printed with red blood cells and the other printed with antibodies. Our novel approach incorporates existing, well-characterized tests for all clinically significant blood-group antigens and antibodies onto a single, multiplex consumable for the global market. We believe MosaiQ™, when launched, will be the only commercially available automation platform capable of offering this scope of testing.

The disease screening consumable is being designed to incorporate all tests required to meet current regulatory requirements in the markets in which we operate for serological disease screening of donor blood. We are including tests to screen serologically for Syphilis, Hepatitis B Surface Antigen, Hepatitis B Core Antibody, Hepatitis C Antibody, Human Immunodeficiency Viruses, or HIV, Type 1 and Type 2 Antibodies and Human T-Lymphotropic Antibodies along with a test for Cytomegalovirus, or CMV. The disease screening consumable has been specifically designed with the capacity to include additional disease screening tests as may be mandated by regulatory requirements.

We are developing a high-throughput, floor standing MosaiQ™ instrument for use by both donor collection agencies and medium to large-sized hospitals. This MosaiQ™ instrument is being designed to process 900 to 1,000 consumables per eight-hour shift, giving a capacity to test 450 to 500 donor samples (utilizing a blood-grouping consumable and a disease screening consumable) or 900 to 1,000 patient samples (blood grouping only). The instrument is expected to fully characterize donor or patient blood in less than 35 minutes and to have the capability to prioritize urgent patient sample testing, commonly referred to as STAT testing.

The MosaiQ™ instrument is designed to fully automate blood grouping and perform a simultaneous disease screen in a donor-testing laboratory. Consistent with the typical workflow of donor or patient testing laboratories, centrifuged tubes of whole blood will be placed on the MosaiQ™ instrument for processing. The instrument will then complete a comprehensive blood group characterization of each sample, combined with a parallel disease screen in a donor testing environment, with the results being reported through existing laboratory information management systems (or LIMS).

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ™ instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. We have completed the initial design concept for of the instrument and agreed the product design requirements. Individual modules, or “breadboards”, for key instrument functions have been delivered to us by STRATEC for design verification (further modules are still to be delivered). Initial prototype units of the high-throughput instrument are expected to be delivered to us in the fourth quarter of 2014.

We are also collaborating with key potential donor and patient testing customers on the content of the MosaiQ™ consumables and the design and function of the MosaiQ™ instrument, including the American Red Cross and Creative Testing Solutions, along with several other major hospitals, donor collection organisations and reference laboratories.

MosaiQ™ Development and Commercial Scale-Up

MosaiQ™ is at an advanced stage of development and we have commenced the process of industrial scale-up for final product validation and commercialization. We expect installation of the initial manufacturing system for MosaiQ™ consumables to commence by the end of 2014 and we expect to complete formal validation studies of the system by September 30, 2015. We have conducted extensive feasibility work internally to demonstrate the performance of the MosaiQ™ methodology compared with predicate blood grouping technologies. As a result, the development pathways to adapt each of the tests for the blood-grouping consumable are well defined. For the disease screening consumable, we are following the same development pathway for each of the tests to be included with the assistance of Future Diagnostics, or Future. We are optimizing individual tests to be included on both of the MosaiQ™ consumables in parallel with the development of the MosaiQ™ instrument and the building of the consumable manufacturing system.

We have commenced building the manufacturing system for MosaiQ™ consumables with the assistance of TTP, a leading European technology development company. We have leased a facility near Geneva, Switzerland where we plan to locate the MosaiQ™ consumable manufacturing operation. MosaiQ™ consumables will be produced on a manufacturing system incorporating novel, patented printing technology that we have further developed with TTP. As planned, this print technology enables us to industrialize the consumable manufacturing process. We are not aware of any alternative technology suitable and commercially available for this purpose.

We expect to begin field trials for MosaiQ™ in the second half of 2015 and to file the necessary regulatory submissions to obtain FDA and other required marketing clearances in the first half of 2016. MosaiQ™ will be subject to CE-marking in Europe. In the United States, the FDA has indicated it will require MosaiQ™ to obtain approval of a biologics license application, or BLA, for the blood-grouping consumable and traditional 510(k) clearances for the instrument and the initial disease screening consumable, comprising two tests, CMV and Syphilis. The final disease screening consumable, consisting of additional tests, will be subject to BLA approval. The instrument is expected to be classified as a Class II medical device.

Our Conventional Reagent Business

We have over 30 years experience in the development, manufacturing and commercialization of conventional reagent products for blood grouping. Our conventional reagent products are used primarily to identify blood-group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood-grouping instrument platforms. We also undertake product development projects for our OEM customers, generating product development fees. Following development, we enter into long-term supply contracts with our OEM customers to manufacture and supply the products we have developed.

We currently develop, manufacture and commercialize the following key products:

•	Antisera Products—These products contain antibodies used to identify blood-group antigens. The majority of our antisera products are monoclonal antibodies manufactured from master cell lines we own;

•	Reagent Red Blood Cells—These products are comprised of human red blood cells formulated to enable the identification of blood-group antibodies. We source human red blood cells with the desired antigen profiles globally, primarily from donor collection organizations;

•	Whole Blood Controls—We are an industry leader in the development and manufacture of whole blood control products, with a significant relationship with Ortho and other major OEM customers. These products contain both human red blood cells and antisera specifically formulated for use as daily quality assurance tests on third-party blood grouping instrument platforms; and

•	Ancillary Products—These products and solutions are used to support blood grouping, but are not directly involved in blood group determination. They include Anti-Human Globulin, enhancement media, and kits for training and staff certification.

We manufacture our conventional reagent products at our Edinburgh, Scotland manufacturing facility using our own cell lines or from raw materials purchased from a limited number of suppliers. We believe we have good relationships with our suppliers. We plan to replace and expand our existing facility in Edinburgh for the development and manufacture of conventional reagent products. The new facility will be leased, although we expect its design and completion to be largely funded by us.

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 35 conventional reagent products focused on blood grouping and we have over 35 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve over 750 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 31% of our product sales in the years ended March 31, 2014 and March 31, 2013.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 69% of product sales in the years ended March 31, 2014 and March 31, 2013. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 54% and 55% of our product sales in the years ended March 31, 2014 and 2013, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. In May 2013, the first 14 of these products received CE-Marking for sale in Europe and we expect to file a BLA to obtain FDA marketing approval for these products in the near future. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ™ Manufacturing and Supply

We have leased factory space at a manufacturing facility located in Eysins, Switzerland (near Geneva), which we expect will become the principal manufacturing site for the MosaiQ™ consumables. We are working with our engineering partners to complete the conversion of this facility. We are also working with our technology development partner, TTP, to design, build, install and validate the initial manufacturing system for the MosaiQ™ consumables, with STRATEC on the design, development and manufacture of the high-throughput instrument and with Future Diagnostics on the development of the tests to be incorporated on the disease screening consumable.

The Technology Partnership plc

We have entered into a master development agreement with TTP to design, build, install and validate the manufacturing system for the MosaiQ™ consumables. TTP has agreed to certain development work programs for each phase of the development and we have agreed to pay for development costs, including costs of materials, third party costs and specified professional fees for the time of TTP’s engineers and scientists. The agreement does not have a defined term and will terminate when the parties agree that development has concluded. Either party may terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. In addition, we may terminate the agreement upon 30 days’ notice for any reason. Upon termination of the agreement, we are responsible for paying any unpaid development and other costs of TTP.

We have entered into an exclusive, royalty-bearing, world-wide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ™ consumables. Pursuant to this license agreement, we will pay TTP a $10 million license fee, which is payable in installments through March 2019. The license is for uses that include antigen typing, antibody detection and serological screening of donated blood for infectious diseases (collectively, the initial purpose) as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. We will also pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. If license fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose.

TTP will also grant us a non-exclusive, fully paid, royalty-free, perpetual, irrevocable, world-wide license to use certain other intellectual property TTP owns and incorporates into bespoke components of the manufacturing system for MosaiQ™ consumables. The agreement will remain in effect so long as the licensed intellectual property is subject to patent or other intellectual property protection. TTP may terminate the agreement if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. Either party may terminate the agreement with immediate effect by notice to the other party upon the occurrence of bankruptcy events. Any fee disputes are subject to mandatory dispute resolution.

STRATEC Biomedical AG

We have entered into a development agreement with STRATEC pursuant to which it will develop the initial high-throughput instrument for MosaiQ™. STRATEC has agreed to a project development timeline that runs through July 31, 2016. STRATEC’s fees under this agreement total €13.1 million in aggregate, or $18.1 million using current exchange rates, payable upon completion of pre-agreed project development milestones. The agreement does not have a defined term. Either party may also terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Upon termination by STRATEC in connection with our breach or bankruptcy, certain termination payments are payable by us depending upon the stage of completion of the development program at the time of termination, and we are also responsible for certain costs.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of high-throughput instruments during the six years following delivery of the first field trial instruments (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $71.5 million using current exchange rates. The term of the agreement commences upon completion of the fifth development milestone (December 15, 2014) under the development agreement, prior to which it is terminable by us without penalty, and is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

Pursuant to the development agreement, STRATEC has granted us an irrevocable, fully-paid, perpetual, royalty-free, world-wide license to intellectual property that is developed for use by, or the manufacture of, the MosaiQ™ instrument, as well as an exclusive right to market and sell the MosaiQ™ instrument. STRATEC has additionally granted us, or agreed to grant, similar rights to its pre-existing technologies for use in development and manufacturing activities for the MosaiQ™ instrument. We may only exercise our rights to manufacture in limited circumstances when STRATEC fails to perform under the manufacturing agreement and such rights are subject to a to be negotiated license fee. Upon termination of the development agreement by STRATEC, the licenses granted under the development agreement will be null and void.

Future Diagnostics BV

We have entered into an agreement with Future Diagnostics BV, or Future, for the development of disease screening assays and the performance of contract manufacturing services. The specific terms for each product developed by Future for us are contained in a schedule prepared from time to time in connection with such product. The agreement has an indefinite term and can be terminated upon the occurrence of certain events or with 90 days’ written notice.

Subject to our continued compliance with our agreement with Future, including the performance of our payment obligations, Future has granted us a world-wide, limited, non-transferable (other than as permitted by the agreement), non-sub-licensable, non-exclusive, royalty-free, fully paid license to use technologies owned by Future solely to the extent reasonably necessary to commercialize MosaiQ™. Future has also granted us a similar license in respect of any technologies jointly owned by us and Future, which would include technologies that are jointly developed by the parties and not based on our confidential information.

SCHOTT Technical Glass Solutions GmbH

On March 27, 2014, we entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQ™ consumable through April 2017. The total purchase obligation under this agreement is €9.4 million, or $13.0 million using current exchange rates. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to €7.3 million, or $10.0 million using current exchange rates.

Quality

Our quality function (comprised of quality assurance, quality control and validation) oversees the quality of our manufacturing as well as the quality systems used in research and development and sales and marketing. We have established a control system that oversees implementation and maintenance, document control, supplier qualification, corrective and preventative actions, as well as employee training processes that we believe ensures quality across our operations. We continuously monitor and seek to improve quality over time and believe the implementation of these processes has supported product performance, customer satisfaction, and a culture of continuous improvement.

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and customers. In the United States we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2014, we had 12 employees engaged worldwide in sales, marketing and customer service functions.

Research and Development

Our research and development efforts are focused on the development of MosaiQ™ and new conventional reagent products. We believe we have assembled an experienced research and development team with the scientific talent needed to develop new products that leverage our significant blood grouping expertise. We believe our experience in developing tests based on existing serological testing methods will allow us to conceive, develop and validate comprehensive multiplex tests utilizing MosaiQ™.

As of March 31, 2014, we had 45 employees engaged in research and development functions. In addition, over 50 engineers and scientific staff employed by TTP, STRATEC and Future have been assigned to various MosaiQ™ development activities.

Customer Funding and Reimbursement

In the United States, our products are not directly subject to reimbursement by governmental or commercial third party payors for health care services. The costs and expenses related to donor blood grouping and disease screening are typically included in the price to a hospital of a unit of blood. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but absorbed within the reimbursement structure of a broader medical procedure. We supply products to our customers, including hospitals, donor testing laboratories, independent testing laboratories and OEM customers based on negotiated prices.

Competition

In the past 10 to 15 years, the transfusion diagnostics market has experienced considerable consolidation, particularly in the United States. Given significant barriers to entry, there are only a small number of vendors currently addressing this market. These vendors can be divided into four groups: (i) those offering instrument platforms for blood grouping and related consumables, in addition to conventional reagent products for manual testing; (ii) those only offering conventional reagent products for manual blood grouping; (iii) those offering raw materials for inclusion in products used on instrument platforms for blood grouping and in conventional reagent products; and (iv) those offering instruments for disease screening and related consumables. A small number of donor collection agencies continue to manufacture a limited range of products, primarily for internal use.

In our view, barriers to entry for the transfusion diagnostics market include:

•	the need to manufacture a broad range of complex antisera products, with annual volume requirements ranging from hundreds of milliliters to hundreds of liters, depending upon individual blood group specificities;

•	the ability to reliably procure and formulate red blood cell donations with the appropriate antigen profiles to support the manufacture of red blood cells for antibody identification and whole blood control products;

•	rigorous global regulatory requirements; and

•	customers who can be reluctant to change product suppliers.

Our principal competitors in the United States are Immucor, Ortho and Bio-Rad. The principal market participants in Europe are Bio-Rad, Ortho, Grifols and Immucor and the principal market participants in Japan are Ortho and Immucor.

For serological disease screening, only two vendors have instruments approved for sale in the United States – Abbott and Ortho. Outside the United States, Abbott, Ortho and Bio-Rad are the principal instrument providers for serological disease screening.

For products sold to OEM customers, the cost of switching vendors (raw material and/or finished costs) can be considerable, given regulatory scrutiny of the manufacturing process and the potential need to modify instrument platfomrs and software. For our OEM business, we consider Merck/Millipore and Diagast to be our primary competitors. We are also a customer of each of these two organizations. We believe the complexity and high cost of switching suppliers, together with our ownership of key products and associated regulatory licenses, reduce the risk of loss of our important OEM business. We believe the FDA-licensed status of our manufacturing facility also offers major benefits as our key OEM clients seek to either establish or defend their position in the United States market.

Intellectual Property

We have an issued U.S. patent related to blood typing that expires in September 2027. This patent provides methods of detecting the presence of red blood cells coated (or sensitized) with host antibody and/or components of the complement system. We received counterpart patents for this U.S. patent in Europe, Australia and Japan, which also expire in September 2027, and filed a counterpart patent application in Canada in September 2007, which is currently pending.

We have recently filed two new UK patent applications. The first application, filed January 2014, concerns a novel method for cross matching blood using MosaiQ™. In contrast to prior methods, our novel cross matching techniques involve fewer steps and we believe are more efficient. The second application, filed February 2014, provides a new method for detecting red blood cells, also using MosaiQ™. The technology finds particular application in immunological assays where it can be used as the basis of positive controls to confirm the addition of red blood cells.

We also rely upon copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our copyrights and trade secrets, and to operate without infringing the proprietary rights of third parties.

We have developed several conventional reagent products launched by Ortho over the past five years. We generally retain ownership of the intellectual property for these products and their associated regulatory licenses.

We have relied, and expect to continue to rely, on various exclusive and non-exclusive license agreements, granting rights to patent-protected technologies relating to the manufacture of MosaiQ™ consumables and instruments. We have entered into an exclusive license with TTP to patented technologies to enable high volume manufacture of MosaiQ™ consumables. In addition, STRATEC has agreed to grant us licenses to certain of its pre-existing technologies and has granted us licenses to technologies developed under our development agreement with it, for use in the sale of MosaiQ™ instruments, and in the development and manufacture of the MosaiQ™ instrument, which it will undertake on our behalf. See “Business— MosaiQ™ Manufacturing and Supply—The Technology Partnership plc” and “—STRATEC Biomedical AG” for additional information about these agreements. These licenses are material to the development and commercialization of MosaiQ™. The remaining lives of the patents for key existing technologies that we have licensed currently exceed 10 years.

Government Regulation

In the United States, medical products are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, the Public Health Service Act, or the PHSA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of medical products. Prior to marketing certain medical products, manufacturers are required to obtain permission from the FDA via a product approval or clearance. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file submissions, refusal to approve or clear products, warning or untitled letters, product recalls, field actions, product seizures, total or partial suspension of production or distribution, refusal to permit the importation of product, injunctions, fines, civil penalties, and criminal prosecution.

The FDA regulates in vitro diagnostic, or IVD, products intended to evaluate blood as either biological products or medical devices. In general, reagents used to identify blood types, including extended antigen typing, and detect and identify antibodies in plasma, as well as assays intended for disease screening of the blood supply are regulated as biological products, while the instruments that conduct the analyses and quality assurance products intended to test the accuracy of instrument platforms are regulated as medical devices.

The European Commission is the legislative body responsible for directives with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union includes most of the major countries in Europe, while other countries, such as Switzerland, are not part of the EEA and have voluntarily adopted laws and regulations that generally mirror those of the European Union with respect to medical devices. The European Union has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices, including IVDs. Devices that comply with the requirements of a relevant directive, including the IVD Directive (Directive 98/79 EC), will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and EEA.

Outside of the United States and the European Union, regulatory pathways for the marketing of medical devices vary greatly from country to country. In many countries, local regulatory agencies conduct an independent review of IVD medical devices prior to granting marketing approval. The process in these countries may be lengthy and require the expenditure of significant resources, including the conduct of clinical trials. In other countries, the regulatory pathway may be shorter and/or less costly. The timeline for the introduction of new IVD medical devices is heavily impacted by these various regulations on a country-by-country basis, which may become more lengthy and costly over time.

Environmental Matters

Our operations require the use of hazardous materials, which, among other matters, subjects us to a variety of federal, state, local and foreign environmental, health and safety laws, regulations and permitting requirements, including those relating to the handling, storage, transportation and disposal of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood samples and solvents. Some of the regulations under the current regulatory structure provide for strict liability, holding a party liable for contamination at currently and formerly owned, leased and operated sites and at third-party sites without regard to fault or negligence.

Employees

As of March 31, 2014, we had 178 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or SEC, may be obtained through the investor section of our website at www.quotientbd.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Corporate Information

Quotient Limited is a limited liability no par value company incorporated under the laws of Jersey, Channel Islands. Our registered address is Elizabeth House, 9 Castle Street, St Helier, JE2 3RT, Jersey, Channel Islands. Our agent for service of process is our wholly owned U.S. subsidiary, Quotient Biodiagnostics, Inc., 301 South State Street, Suite S-204, Newton, Pennsylvania 18940. We were incorporated in Jersey, Channel Islands in 2012. Our principal executive offices are located at Pentlands Science Park, Bush Loan, Penicuik, Midlothian, EH26 OPZ, United Kingdom, and our telephone number is 011-44-131-445-6159. Our website address is www.quotientbd.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Business, Industry and Future Plans

You should consider our business and prospects in light of the risks and difficulties we expect to encounter in the markets in which we compete, and the prospects of our development projects, particularly MosaiQ™. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. You should not rely on our operating results for any prior periods as an indication of our future operating performance.

We have incurred losses since our commencement of operations and expect to incur losses in the future.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2014, we had an accumulated deficit of $15.3 million. We expect our operating losses to continue at least for the next several years as we continue our investment in the development and commercialization of MosaiQ™. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ™ and the other products we may develop, we are unable to predict the magnitude of any future operating losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We may need or decide to raise additional funds through public or private debt or equity financing or through other means. In particular, we expect to fund our remaining development costs for MosaiQ™ from a combination of funding sources, including through the extension or expansion of our credit facilities or the issuance of new equity. We cannot be certain that we will be able to obtain this or other additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our then existing shareholders or restrict our operations or adversely affect our ability to operate our business. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet our business objectives, our share price may fall and investors may lose some or all of their investment. If we raise funds by issuing equity securities, the percentage ownership of our then shareholders will be reduced.

If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed.

We have experienced significant revenue growth in a short period of time. If we are unable to maintain adequate revenue growth, our financial results could suffer. Furthermore, significant growth will place strains on our management and our operational and financial systems and processes. If we do not successfully forecast the timing of regulatory authorization for product marketing and subsequent demand for our products or manage our anticipated expenses accordingly, our operating results will be harmed.

The development of MosaiQ™ includes many factors, including factors beyond our control, and we may not commercialize it on a timely basis, or at all.

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ™. We will need to complete development and obtain marketing authorizations from the FDA and other regulatory authorities before we can commercialize MosaiQ™. Our ability to successfully commercialize MosaiQ™ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;

•	our ability to successfully complete field trial studies;

•	our ability to obtain and maintain FDA and other regulatory authorizations;

•	threats posed by competing technologies;

•	our, or any commercial partner’s, ability to market MosaiQ™ to donor collection agencies, hospitals and independent testing laboratories;

•	our ability to successfully optimize the individual tests to be included on both the blood grouping and disease screening consumables;

•	the occurrence of unforeseen technical difficulties in the design and build of the manufacturing system for the consumables;

•	the occurrence of unforeseen technical difficulties in the design and manufacturing of the initial high-throughput instrument;

•	the occurrence of unforeseen technical difficulties in the development of software and the integration of the consumables, the instrument and software;

•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and

•	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

Development and commercialization of novel products, such as MosaiQ™, is inherently uncertain. At any point, we may abandon development of MosaiQ™ or we may be required to expend considerable resources addressing unforeseen technical challenges or otherwise to complete and commercialize MosaiQ™, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we introduce MosaiQ™, which in turn may adversely affect our growth prospects and operating results. Although we believe that our cost estimates and our project completion and commercialization schedule for MosaiQ™ are reasonable, we cannot assure you that the actual costs or time required to complete the project will not substantially exceed our current estimates.

Obtaining regulatory authorization for MosaiQ™ will take time, require material expenditures and ultimately may not succeed.

MosaiQ™ will be subject to CE-marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ™ to obtain approval of a biologics license application, or BLA, for the blood grouping consumable and traditional 510(k) clearances for the instrument and the initial disease screening consumable, comprising two tests, Cytomegalovirus, or CMV, and syphilis. The final disease screening consumable, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ™, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ™ consumables is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ™.

Among other things, our manufacturing facility will be subject to pre-approval inspection by the FDA and other applicable regulators. In addition, we are required to perform field trial studies to obtain regulatory authorizations for MosaiQ™. Field trial studies are subject to factors within and outside of our control and the outcome of these studies is uncertain. For example, success in early feasibility studies may not be replicated in later field trial studies. Although our internal blood grouping feasibility studies have demonstrated a high degree of concordance, across a range of key specificities, between results generated by the MosaiQ™ methodology and results using predicate technologies for antigen typing and antibody identification, and although our initial feasibility work on the disease screening consumable has been positive, there is no guarantee that our analytical testing will meet the FDA’s or other regulatory authorities’ requirements, that our field trial studies will be successful, that the FDA or other regulatory authorities will provide marketing authorization for MosaiQ™ based on the studies we have completed or, if we obtain market authorization, that the prognostic information that may be reported will differentiate MosaiQ™ from alternatives in the United States or other markets. Even if our field trials are successful and we obtain the necessary regulatory authorizations, the regulatory review process will still take time and require material expenditures.

Our substantial reliance on third parties to develop MosaiQ™ exposes us to a number of risks that may delay the development and commercialization of MosaiQ™ or result in higher costs to us.

We have outsourced certain elements of the development of MosaiQ™. Our dependence on third parties for the development of our manufacturing system for consumables and our initial high-throughput instrument may subject us to a number of risks. For example, our third-party developers may not be able to develop or manufacture components of the MosaiQ™ system, or may apply insufficient resources to the development of MosaiQ™ in the manner required to meet our technical and commercial requirements, on our expected timetable or within our expected cost estimates. If our existing third-party developers are unable, or fail, to meet our requirements, there can be no assurance that we will be able to enter into relationships with other third parties necessary to successfully develop MosaiQ™. Any of these risks could materially harm our business and adversely affect our future revenues.

MosaiQ™ consumables have not been manufactured on a commercial scale and are subject to unforeseen scale-up risks.

While we have developed working prototypes of the MosaiQ™ consumables, there can be no assurance that we can manufacture MosaiQ™ consumables at a scale that is adequate for our commercial needs. We may face significant or unforeseen difficulties in manufacturing the MosaiQ™ consumables, including but not limited to:

•	technical issues relating to manufacturing products on a commercial scale at reasonable cost, and in a reasonable time frame;

•	difficulty meeting demand or timing requirements for consumable orders due to excessive costs or lack of capacity for part or all of an operation or process;

•	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our manufacturing systems or perform certain required operations;

•	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and

•	increases in raw material or component supply cost or an inability to obtain supplies of certain critical supplies needed to complete our manufacturing processes.

These and other difficulties may only become apparent when scaling up the manufacturing of the MosaiQ™ consumables to more substantive commercial scale. In the event our MosaiQ™ consumables cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

We expect to rely on third parties to conduct studies of MosaiQ™ and our other transfusion diagnostics products that will be required by the FDA or other regulatory authorities and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for MosaiQ™ as well as our conventional reagent products. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for MosaiQ™ or our other transfusion diagnostic products.

Our commercial success will largely depend upon the degree of market acceptance of MosaiQ™ by donor collection agencies, hospitals and independent testing laboratories.

MosaiQ™ may not gain sufficient market acceptance by donor collection agencies, hospitals and independent testing laboratories. If the product does not achieve an adequate level of acceptance by these critical customer groups, our future revenue growth and profitability would be materially impacted. The degree of market acceptance of MosaiQ™ will depend on a number of factors, including:

•	the efficacy and potential advantages of MosaiQ™ over alternative technologies, techniques and products, including both conventional technologies such as existing testing methods from Ortho, Immucor, Bio-Rad, Grifols and Beckman Coulter, as well as new technologies from such companies or new competitors;

•	limitations contained in the approved labeling for MosaiQ™;

•	the willingness of our target customers to transition from existing technologies, products and procedures and to adopt MosaiQ™;

•	the ability to offer attractive pricing for MosaiQ™;

•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and

•	outcomes from field trial studies, the regulatory approval process, and other publicity concerning MosaiQ™ or competing products.

Our efforts to educate donor collection agencies, hospitals, independent testing laboratories and other members of the medical community on the benefits of MosaiQ™ may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional or new technologies marketed by our competitors. If we were to incorrectly forecast our ability to penetrate various markets, expenditures that we make may not result in the benefits that we expect, which could harm our results of operations. Moreover, in the event that MosaiQ™ is the subject of industry or clinical guidelines, field trial studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of MosaiQ™, we may have difficulty convincing prospective customers to adopt MosaiQ™.

Our commercialization plan for MosaiQ™ in the patient testing market depends on entering into arrangements with one or more commercial partners.

A key element of our commercialization strategy for MosaiQ™ is to identify and engage one or more partners with existing global sales and support infrastructures to commercialize MosaiQ™ for the patient testing market. Until we engage such a partner to assist us in our commercialization efforts in this highly fragmented market, we do not believe we would be able to optimally commercialize MosaiQ™ without significant additional funds to build a global sales and support infrastructure. To date, we have not entered into any such commercialization arrangements. Any commercial partner with whom we may enter into such arrangements may not commit sufficient resources, as MosaiQ™ may compete for time, attention and resources with such partner’s internal programs, or otherwise may not perform its obligations as expected. Even if we successfully establish new commercialization arrangements, these relationships may never result in the successful commercialization of MosaiQ™.

Other companies or institutions may develop and market novel or improved methods for transfusion diagnostics, which may make MosaiQ™ less competitive or obsolete.

The market for transfusion diagnostics is large and established, and our competitors may possess significantly greater financial resources and have larger development and commercialization capabilities than we do. Although we are not aware of any companies that are pursuing an alternative fully automated blood grouping and disease screening platform like MosaiQ™, a platform or technology that competes with MosaiQ™ may be developed. We may be unable to compete effectively against these competitors either because their diagnostic platforms are superior or because they may have more expertise, experience, financial resources or stronger business relationships.

We have leased a factory in Eysins, Switzerland, which will become the principal manufacturing site for the MosaiQ™ consumables, and any delay in completing the conversion of this factory space or obtaining regulatory approval, may delay or prevent the launch of MosaiQ™.

We have leased a manufacturing facility in Eysins, Switzerland, which will become the principal manufacturing site for the MosaiQ™ consumables. Conversion of this facility is expected to require a significant capital commitment, and our failure to complete this project on time and on budget may result in the need for us to raise and expend additional capital. In addition, the building, installation and validation of the MosaiQ™ manufacturing system is subject to many risks, including the fact that, in connection with products that will be sold in the United States, this new facility will be subject to a pre-approval inspection by the FDA, and, in connection with products sold outside the United States, this new facility will be subject to pre-approval inspection by applicable foreign regulators, which could prevent or delay the launch of MosaiQ™.

Our near-term success is dependent upon our ability to expand our customer base and introduce new conventional reagent products.

Our current customer base is primarily composed of donor testing laboratories and hospitals that use our conventional reagent products for blood grouping, along with original equipment manufacturers, or OEMs (for example, Ortho, Bio-Rad and Grifols). Our success will depend, in part, upon our ability to expand our customer base and increase our market penetration of existing customers through the development and commercialization of new products after obtaining regulatory authorization. Attracting new customers and introducing new products requires substantial time and expense. Any failure to expand our existing customer base, or launch new products, would adversely affect our operating results.

Our financial performance depends in part upon our ability to successfully develop and market new products in a rapidly changing technological and economic environment. If we fail to successfully introduce new conventional reagent products, we could lose market share. We could also lose market share if our competitors introduce new products or technologies that render our conventional reagent products less competitive or obsolete. In addition, delays in the introduction of new products due to regulatory, developmental or other obstacles could negatively impact our revenue and market share, as well as our earnings.

We are dependent upon our three largest OEM clients for a substantial portion of our total revenues. If any of our key OEM customers terminates or reduces the scope of its relationship with us, our product sales will suffer.

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 64% of our total revenues and product sales to Ortho accounted for 54% of our total revenues in the year ended March 31, 2014. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

Our OEM customers, including Ortho, are also our competitors. Our business may be harmed if, as a result of the commercialization of MosaiQ™, Ortho or our other OEM customers perceive MosaiQ™ as a competitive product, resulting in a discontinuation of Ortho’s or our other OEM customers’ purchases from us. Johnson & Johnson, the parent company of Ortho, has reportedly agreed to sell Ortho to Carlyle Group L.P., a global asset management firm.

Gross margin volatility may negatively impact our profitability.

Our gross margin has been volatile from period to period in the past and may be volatile in the future due to various factors, including changes in product mix, shipment cycles and manufacturing costs. Gross margins on our conventional reagent products vary depending upon the product, with whole blood control products, rare antibodies and red blood cell-derived products generating higher margins. Depending upon the sales mix of these products, our gross margin could vary significantly from period to period. Our conventional reagent products are manufactured by us. As such, gross margins for these products could be impacted by a rise in the costs of raw materials and labor, as well as overhead and the efficiency of our manufacturing operations. Our gross margin may also be negatively impacted by increased competition. Specifically, suppliers in the market seeking to maintain or grow market share may foster a competitive environment of pricing pressures that could negatively impact the profitability of product sales.

If we are unable to maintain our network of direct sales representatives, we may not be able to generate anticipated sales of our current or future products.

We expect our direct sales representatives to develop long-lasting relationships with the customers they serve. If our direct sales representatives fail to adequately promote, market and sell our conventional reagent products, our sales could significantly decrease. If a substantial number of our direct sales representatives were to leave us within a short period of time, our sales could be adversely affected. If a direct sales representative were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. We may be unable to hire additional qualified direct sales representatives to work with us. We may also not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives would prevent us from expanding our business and generating sales.

We or our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of our conventional reagent products that could result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls. In addition, our or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products would require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

Demand for our products depends in part on the operating budgets of our customers and their spending levels, a reduction in which could limit demand for our products and adversely affect our business.

In the near term, we expect that our revenue will be derived primarily from sales of our conventional reagent products to hospitals and independent testing laboratories for blood grouping, either directly or through our OEM customers. The demand for our products will depend in part upon the operational budgets of these customers, which are impacted by factors beyond our control, such as:

•	global macroeconomic conditions;

•	changes in the regulatory environment;

•	differences in budgetary cycles;

•	market-driven pressures to consolidate operations and reduce costs; and

•	market acceptance of new technologies.

Our operating results may fluctuate due to reductions and delays in expenditures by our customers. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of operating expenditures, could materially and adversely affect our business, operating results and financial condition.

The transfusion diagnostics market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.

We face significant competition in the transfusion diagnostics market. We currently compete with established diagnostic companies that design, manufacture and market instruments and consumables for blood grouping. We believe our principal competitors in the transfusion diagnostics market are Ortho, Immucor and Bio-Rad.

Most of our current competitors have greater financial resources than we do, making them better equipped to fund research and development, manufacturing and marketing efforts or license technologies and intellectual property from third parties. Our competitors can be expected to continue to improve the performance of their products and to introduce new products with competitive price and performance characteristics. Although we believe we have advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support.

Our current competitors are either privately owned, publicly-traded companies or are divisions of publicly-traded companies, and enjoy a number of competitive advantages over us, including:

•	greater name and brand recognition, financial and human resources;

•	broader product lines;

•	larger sales forces and more established distributor networks;

•	substantial intellectual property portfolios;

•	larger and more established customer bases and relationships; and

•	better established, larger scale, and lower cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

•	cost of capital equipment;

•	cost of consumables and supplies;

•	reputation among customers;

•	innovation in product offerings;

•	flexibility and ease-of-use;

•	accuracy and reproducibility of results;

•	compatibility with existing laboratory processes, tools and methods;

•	breadth of clinical decisions that can be influenced by information generated by tests; and

•	economic benefit accrued to customers based on testing services enabled by products.

We cannot assure investors that we will be successful in the face of competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours.

New technologies, techniques or products could emerge that might offer better combinations of price and performance than our current or future products and systems.

It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce, on a timely and cost-effective basis, new, enhanced and competitive technologies that meet the needs of current and prospective customers. If we do not successfully innovate and introduce new technology into our product lines or manage the transitions to new product offerings, our revenues, results of operations and business will be adversely impacted. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies.

We are dependent on single source suppliers for some of the components and materials used in our conventional reagent products, and supply chain interruptions could negatively impact our operations and financial performance.

Our products are manufactured by us and we obtain supplies from a limited number of suppliers. In some cases, critical components required to manufacture our products may only be available from a sole supplier or limited number of suppliers, any of whom would be difficult to replace. The supply of any of our manufacturing materials may be interrupted because of poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors and result in lost sales and increased expenses. Even if the manufacturing materials that we source are available from other parties, the time and effort involved in validating the new supplies and obtaining any necessary regulatory approvals for substitutes could impede our ability to replace such components in a timely manner or at all.

In particular, some of our conventional reagent products are derived from blood having particular or rare combinations of antibodies or antigens, which are found in a limited number of individuals. If we had difficulty in obtaining sufficient quantities of such blood, we would need to establish a viable alternative, which may take both time and expense to either identify and/or develop.

The loss of a sole supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

If our Edinburgh, Scotland facility becomes unavailable or inoperable, we will be unable to produce and ship many of our conventional reagent products.

All our conventional reagent products are produced in our Edinburgh, Scotland manufacturing facility. While we believe we have reliable suppliers of raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Edinburgh, Scotland facility and we currently have no alternative manufacturing capabilities. Therefore, if a catastrophic event occurred at the Edinburgh, Scotland facility, such as a fire or contamination, many of our products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses (we have £22 million of coverage for our Edinburgh manufacturing facility and an additional £1 million of coverage for our research and development activities). However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Our customers, including our U.S. commercial operations, receive all of their conventional reagent products from our Edinburgh, Scotland manufacturing facility. If circumstances arose that disrupted our international distribution of products from Edinburgh, we would need to establish an alternate distribution channel, which may take both time and expense to establish.

The landlord for our Edinburgh, Scotland manufacturing operation is Scottish National Blood Transfusion Service, or SNBTS. The lease on our Edinburgh, Scotland facility ends in August 2014. We have commenced discussions with SNBTS to extend this lease to allow us time to design and build a new manufacturing facility near Edinburgh, Scotland. There can be no assurance that SNBTS will extend the existing lease on acceptable terms or terms equivalent to those we currently have.

We plan to build a new, expanded manufacturing facility for our conventional reagent products, which may result in overlapping operations and duplicative costs, impair manufacturing operations, delay or prevent the launch of new products or require us to expend additional capital.

To meet expected future demand for our conventional reagent products, we plan to build a new expanded manufacturing facility in Edinburgh, Scotland near our existing manufacturing facility. This project is expected to require a capital commitment of approximately $6 million, and our failure to complete the new facility on time and on budget may result in the need for us to expend additional capital and may impair the efficient operation of our manufacturing system. In addition, moving our manufacturing operations to a new facility may result in overlapping operations and duplicative costs during the transition period. Furthermore, changes in our manufacturing process or procedure, including a change in the location where our products are manufactured, will require prior FDA review and approval of the manufacturing process and procedures. Any new facility will be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the launch of any new product.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities.

A significant proportion of our revenues are earned in U.S. Dollars but the costs of our manufacturing operations are payable mainly in Pounds Sterling. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could impact our financial results adversely. We believe a significant percentage of our future revenue and costs will come from international sources.

Engaging in international business also involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and UK Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export or import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.

The occurrence of any of these factors in the countries in which we operate could materially adversely affect our business, results of operations and financial condition.

Our term loan agreement contains restrictive and financial covenants that may limit our operating flexibility.

Our $15 million term loan agreement with MidCap Financial contains certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the term loan agreement. The loan agreement also contains certain financial covenants, including minimum revenue requirements, and is secured by all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreement. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the agreement.

Undetected errors or defects in our products could expose us to product liability claims, harm our reputation or decrease market acceptance of our products.

The sale and use of products or services based on our technologies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect, which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We maintain insurance that includes product liability coverage of approximately $8 million as of March 31, 2014 and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. Our existing insurance may have to be increased in the future if we are successful at introducing new transfusion diagnostics products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products and product candidates;

•	injury to our reputation;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	loss of revenue; and

•	the inability to commercialize our products and product candidates.

Any of these outcomes may have an adverse effect on our consolidated results of operations, financial condition and cash flows, and may increase the volatility of our share price.

We may also be subject to warranty claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results. In the event that we experience a product performance problem, we may be required to, or may voluntarily recall or suspend selling the products until the problem is resolved. Depending on the product as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

The outcome of any current or future disputes, claims and litigation could have a material adverse impact on our business, financial condition and results of operations.

We are currently involved in a dispute regarding the 2007 purchase of our Alba subsidiary in which the seller is alleging it is owed approximately $373,000. See “Business – Legal proceedings.” In addition, we may, from time to time, be party to litigation in the normal course of business, including class action and product liability lawsuits. Due to the inherent uncertainties of litigation, it is not possible to predict the final outcome of these lawsuits or determine the amount of any potential losses we may incur. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations,

We are highly dependent on our senior management team and other key employees, and our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. In particular, our success depends in part upon the continued service of our Chairman and Chief Executive Officer, Paul Cowan, who is critical to the overall management of our company. This includes the shaping of our culture and our strategic direction. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. We have entered into employment agreements with our executive officers and senior managers, including our Chairman and Chief Executive Officer, but none of these agreements guarantees the service of the individual for a specified period of time. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time, we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our product offerings, markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.

We have no current commitments with respect to any acquisition or investment. Any acquisitions we undertake could be expensive and time consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to manage acquisitions or investments, or integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition may be materially adversely affected.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Government Regulation

If we or our commercial partners fail to comply with extensive foreign and domestic regulations, sales of our products in new and existing markets and the development and commercialization of any new product candidates, including MosaiQ™, could be delayed or prevented.

Our reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad, which, among other things, regulate the testing, manufacturing, packaging, labeling, distribution, promotion, marketing, import and export of medical supplies and devices. Certain international regulatory bodies also impose import and tax restrictions, tariff regulations, and duties on imported products. Delays in agency review can significantly delay new product introduction and may result in a product becoming “outdated” or losing its market opportunity before it can be introduced.

Also, the FDA and international agencies have the authority to require a recall or modification of products in the event of a defect or to prohibit or limit the distribution or importation of the product.

FDA approval of a BLA or clearance of a 510(k) generally is required before we can market new reagents in the United States or make significant changes to existing products. The process of obtaining licenses, marketing clearances and approvals from regulatory agencies can be time consuming and expensive. There is no assurance that marketing authorizations will be granted or that agency reviews will not involve delays that would adversely affect our ability to commercialize our products, including MosaiQ™.

If any of our products were to fail to perform in the manner represented during review of the product application, particularly concerning clinical performance, one or more of these agencies could place restrictions on the labeling, marketing, distribution or use of the product, require us to cease manufacturing and selling that product, or even recall previously-placed products, and, if the product must be modified in order to resolve the problem, to resubmit the product for market authorization before we could sell it again. Depending upon the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period.

We currently anticipate marketing MosaiQ™ consumables to laboratories for research use only, or RUO, in the first half of 2016. While such products are not currently regulated by the FDA as medical devices assuming they meet certain requirements, such as they do not make claims related to safety, effectiveness or diagnostic utility and they are not intended for human clinical diagnostic or prognostic use, if the FDA were to conclude that our RUO-labeled products were medical devices, they would need to meet the requirements applicable to medical devices.

Federal, state and foreign regulations regarding the manufacture and sale of our products are subject to change. We cannot predict what impact, if any, such changes might have on our business. In addition, there can be no assurance that regulation of our products will not become more restrictive in the future and that any such development would not have a material adverse effect on our business.

If we or our suppliers fail to comply with ongoing regulatory requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain marketing approval or clearance in the United States or in international jurisdictions, along with the manufacturing processes and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Furthermore, our suppliers may be subject to similar regulatory oversight and may not currently be or may not continue to be in compliance with applicable regulatory requirements. Our failure or the failure of one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or our failure to take adequate action in response to any observations, could result in, among other things, any of the following enforcement actions, any one of which could harm our reputation and could cause our product sales and profitability to suffer:

•	fines and civil penalties;

•	the requirement to take corrective actions;

•	delays in approving or clearing, or refusal to approve or clear, our products;

•	withdrawal or suspension of approval or clearances by the FDA or other regulatory bodies;

•	product recall or seizures;

•	interruption of production;

•	restrictions on labeling, marketing, distribution or use of our products;

•	an import or export ban on our products;

•	injunctions; and

•	criminal prosecution.

We may also receive warning letters or untitled letters, such as the warning letter we received from the FDA in 2009 regarding compliance with current good manufacturing practices at our Edinburgh facility regarding various antisera products. Following corrective actions that took place between February and April 2009, we received a response acceptance letter from the FDA in June 2009. We have not received any such warning letters or untitled letters since this time.

Any regulatory approval or clearance of a product may also be subject to limitations on the indicated uses for which the product may be marketed. If the FDA or another regulatory body determines that our promotional materials, training or other activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under applicable statutory authorities, such as laws prohibiting false claims for reimbursement. Additionally, we may be required to conduct costly post-market testing and we may be required to report adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturing problems or failure to comply with regulatory requirements may result in restrictions on such products or manufacturing processes. Other potential consequences include revisions to the approved labeling, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

Furthermore, the FDA and various other authorities will inspect our facilities and those of our suppliers from time to time to determine whether we are in compliance with regulations relating to the manufacture of transfusion diagnostics products, including regulations concerning design, manufacture, testing, quality control, product labeling, distribution, promotion and record-keeping practices. A determination that we are in material violation of such regulations could lead to the imposition of civil penalties, including warning or untitled letters, fines, product recalls, field actions, product seizures or, in extreme cases, criminal sanctions.

Additionally, healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments and healthcare laws and regulations are subject to change. Our reagent product business strategy, and the development of the commercialization strategy for MosaiQ™, have been based on existing healthcare policies. We cannot predict what additional changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

Approval and/or clearance by the FDA and foreign regulatory authorities for our transfusion diagnostics products could take significant time and require significant development expenditures.

Obtaining FDA and other regulatory clearances or approvals for MosaiQ™ and our newly developed conventional reagent products can be expensive and uncertain. It can take from several months to several years from the date of submission of the application, and generally requires detailed and comprehensive scientific and clinical data. As with all blood transfusion products, the FDA and other regulatory authorities reserve the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach than we currently anticipate. For example, it will be necessary for us to refile a BLA that we submitted in 2013 for the sale of additional monoclonal antibody products as a result of application deficiencies brought to our attention by the FDA. Our BLA application was not accepted by the FDA as a result of industrywide changes in study design requirements, while previously-accepted product manufacturing and stability documentation was also rejected. We established a dedicated team to address the deficiencies and have discussed the team’s mandate with the FDA. These efforts were completed in April 2014 and the findings will be incorporated into subsequent FDA submissions and facility audits. We have also de-emphasized the products represented by this BLA in our conventional reagent development plan, preferring to focus on higher value programs with shorter development timelines. Notwithstanding the time and expense, these efforts may never result in FDA approval or clearance or that of other regulatory authorities. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

Our use of biological and hazardous materials and wastes requires us to comply with regulatory requirements, including environmental, health and safety laws, regulations and permitting requirements and subjects us to significant costs and exposes us to potential liabilities.

The handling of materials used in the manufacture of transfusion diagnostics products involves the controlled use of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood donations. Our business and facilities and those of our suppliers are subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling and disposal of, and exposure to, such materials and wastes. In addition, under some environmental laws and regulations, we could be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. A failure to comply with current or future environmental laws and regulations, including the failure to obtain, maintain or comply with any required permits, could result in severe fines or penalties. Any such expenses or liability could have a significant negative impact on our business, results of operations and financial condition. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

Our relationships with customers are subject to applicable anti-kickback, fraud and abuse and other domestic healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians at hospitals and public health departments play a primary role in the recommendation and ordering of our reagents and other products, and may play an important role in the recommendation and ordering of the MosaiQ™ system. Our arrangements with customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product.

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

The federal False Claims Act imposes criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement material to a false or fraudulent action or improperly avoiding, decreasing or concealing an obligation to pay money to the federal government.

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, HIPAA created criminal liability for knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payment Sunshine Act requirements under the PPACA (as defined below) require manufacturers of drugs, devices, biologics and medical supplies to report to HHS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Certain state laws and regulations also require the reporting of certain items of value provided to health care professionals.

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs. We may be subject to qui tam litigation brought by private individuals on behalf of the government under the federal False Claims Act, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. Additionally, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any product. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are subject to the UK Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the UK Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom, the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements and Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by UK, U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our business.

Changes in government policy could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. Such changes could include modifications to existing legislation, such as U.S. tax policy, or entirely new legislation, such as the Patient Protection and Affordable Care Act (PPACA) that became law in March 2010. The PPACA makes changes that are expected to significantly impact the pharmaceutical and medical device industries and clinical laboratories. Elements of this legislation could meaningfully change the way healthcare services are delivered and may materially impact aspects of our business. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Risks Related to Intellectual Property

The extent to which we can protect our products and technologies through intellectual property rights that we own, acquire or license is uncertain.

We employ a variety of proprietary and patented technologies and methods in connection with the products we sell or are developing, including MosaiQ™. We license some of these technologies from third parties. We cannot provide any assurance that the intellectual property rights that we own or license provide effective protection from competitive threats or that we would prevail in any litigation in which our intellectual property rights are challenged. In addition, we cannot provide any assurances that we will be successful in obtaining new proprietary or patented technologies or methods in the future, whether through acquiring ownership or through licenses from third parties.

We cannot assure investors that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it may take for a patent to issue on any of our pending patent applications, assuming a patent does issue. Further, we cannot assure investors that other parties will not challenge any patents issued or exclusively licensed to us or that courts or administrative agencies will hold our patents or the patents we license on an exclusive basis to be valid and enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and other intellectual property rights. Any third-party challenge to any of our patents could result in the unenforceability or invalidity of some or all of the claims of such patents and could be time consuming and expensive.

The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostics tests or genomic diagnostics. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a “sufficient” additional feature for this purpose is uncertain. While we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

We cannot predict the breadth of claims that may be allowed or enforced in patents we own or in those to which we have exclusive license rights. For example:

•	the inventor(s) named in one or more of our patents or patent applications might not have been the first to have made the relevant invention;

•	the inventor (or his assignee) might not have been the first to file a patent application for the claimed invention;

•	others may independently develop similar or alternative products and technologies or may successfully replicate our product and technologies;

•	it is possible that the patents we own or in which have exclusive license rights may not provide us with any competitive advantages or may be challenged by third parties and found to be invalid or unenforceable;

•	any patents we obtain or exclusively license may expire before, or within a limited time period after, the products and services relating to such patents are commercialized;

•	we may not develop or acquire additional proprietary products and technologies that are patentable; and

•	others may acquire patents that could be asserted against us in a manner that could have an adverse effect on our business.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the U.S. Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms U.S. patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. It is too early to determine what the effect or impact the AIA will have on the operation of our business and the protection and enforcement of our intellectual property. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issues on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent in order to carry on our business. If another party has filed a U.S. patent application covering an invention this is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or PTO, or a court to determine priority of invention in the United States, for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

Some of our competitors may be better able to sustain the costs of complex patent disputes and litigation than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any disputes or litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment and non-disclosure agreements with our employees, consultants and third party collaborators. See “—We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.”

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process and following the issuance of a patent. There are situations in which noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case if our patent were in force.

Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing products.

The scope of our owned and exclusively licensed intellectual property rights may not be sufficient to prevent others from manufacturing, using or selling competing products. For example, our manufacturing process for MosaiQ™ consumables depends in part on intellectual property that we expect to in-license on an exclusive basis, and such rights may be limited. Our competitors may have obtained or be able to develop or obtain a license to similar intellectual property. Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights. If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar products, our competitive position and our business could be adversely affected.

MosaiQ™ depends on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from manufacturing our products.

We rely on licenses to various proprietary technologies that are material to our business, including the development of MosaiQ™. We have entered into an exclusive license with The Technology Partnership plc, or TTP, to patented technologies to enable high volume manufacturing of MosaiQ™ consumables. In addition, STRATEC Biomedical AG, or STRATEC, has agreed to grant us licenses to certain of its pre-existing technologies, and has granted us licenses to its technologies to be developed under our development agreement with it for the MosaiQ™ instrument. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses. If we were to lose access to these licenses, we would be unable to manufacture MosaiQ™ consumables or commercialize MosaiQ™ instruments until we obtained access to a comparable technology.

We may not control the prosecution, maintenance or filing of the patents to which we now hold or in the future intend to acquire licenses. Enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents may be subject to the control or cooperation of our licensors. We cannot be certain that our licensors will prosecute, maintain, enforce and defend the licensed patent rights in a manner consistent with the best interests of our business. We also cannot be certain that drafting or prosecution of the licensed patents and patent applications by the relevant licensors have been or will be conducted in compliance with applicable laws and regulations, will result in valid and enforceable patents or that any patents or patents that may issue in the future on any patent applications owned by or exclusively licensed to us will provide any competitive advantage.

Certain of our licenses contain, and any future licenses may contain, provisions that allow the licensor to terminate the license upon the occurrence of certain events, such as material breach by us or our insolvency. For example, the licenses granted under the development agreement with STRATEC would be null and void upon termination of the development agreement by STRATEC. The TTP license is for uses that include antigen typing, antibody detection and serological screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics, and nucleic acid sequencing. If any of certain agreed upon license payments are not made by us when due, we will lose the license to the additional purposes, but not the initial purpose. TTP may terminate its license agreement with us if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. If the licensors of the technologies we rely on were to terminate our license agreements, the commercialization of MosaiQ™ could be prevented or delayed, and we may be unable to find a suitable replacement technology at an acceptable cost or at all. Our rights under each of the licenses may be subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of fees. If we breach any of our license agreements and fail to cure the breach within any applicable cure period, our licensors may take action against us, including termination of the applicable license. Determining the scope of our licenses and related obligations can be difficult and could lead to disputes between us and the licensors. An unfavorable resolution of such a dispute could lead to termination of the license to which a dispute relates. If a licensor terminates a license agreement because of a breach by us that we fail to timely cure, we might no longer have the right to produce or sell some or all of our products and we may be subject to other liabilities, which could have a material adverse effect on our business.

We may become involved in disputes relating to our intellectual property rights, and may need to resort to litigation in order to defend and enforce our intellectual property rights.

Extensive litigation regarding patents and other intellectual property rights has been common in the medical diagnostics industry. Litigation may be necessary to assert infringement claims, protect trade secrets or know-how and determine the enforceability, scope and validity of certain proprietary rights. Litigation may even be necessary to resolve disputes of inventorship or ownership of proprietary rights. The defense and prosecution of intellectual property lawsuits, PTO interference or derivation proceedings and related legal and administrative proceedings (e.g., a re-examination) in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time consuming to pursue, and their outcome is uncertain.

Even if we prevail in such a proceeding in which we assert our intellectual property rights against third parties, the remedy we obtain may not be commercially meaningful or adequately compensate us for any damages we may have suffered. If we do not prevail in such a proceeding, our patents could potentially be declared to be invalid, unenforceable or narrowed in scope, or we could otherwise lose valuable intellectual property rights. Similar proceedings involving the intellectual property we exclusively license could also have an impact on our business. Further, if any of our other owned or exclusively licensed patents are declared invalid, unenforceable or narrowed in scope, our competitive position could be adversely affected.

We could face claims that our activities or the manufacture, use or sale of our products infringe the intellectual property rights of others, which could cause us to pay damages or licensing fees and limit our ability to sell some or all of our products and services.

Our research, development and commercialization activities may infringe or be claimed to infringe patents or other intellectual property rights owned by other parties of which we may be unaware because the relevant patent applications may have been filed but not yet published. Certain of our competitors and other companies have substantial patent portfolios, and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products.

Regardless of merit or outcome, our involvement in any litigation, interference or other administrative proceedings could cause us to incur substantial expense and could significantly divert the efforts of our technical and management personnel. Any public announcements related to litigation or interference proceedings initiated or threatened against us could cause our share price to decline. An adverse determination, or any actions we take or agreements we enter into in order to resolve or avoid disputes, may subject us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may include substantial cost and ongoing royalties. Licenses may not be available from third parties, or may not be obtainable on satisfactory terms. An adverse determination or a failure to obtain necessary licenses may restrict or prevent us from manufacturing and selling our products and offering our services. These outcomes could materially harm our business, financial condition and results of operations.

We may not be able to adequately protect our intellectual property outside of the United States.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents and for licensors, if they were to seek to do so, to stop infringement of patents that are licensed to us. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. Additionally, prosecuting and maintaining intellectual property (particularly patent) rights are very costly endeavors, and for these and other reasons we may not pursue or obtain patent protection in all major markets. We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our global intellectual property strategy.

In addition to the risks associated with patent rights, the laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property. If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property in foreign jurisdictions. These agreements may provide for contractual remedies in the event of misappropriation, but we do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will likely diminish. The sale of products that infringe our intellectual property rights, particularly if such products are offered at a lower cost, could negatively impact our ability to achieve commercial success and may materially and adversely harm our business.

Our failure to secure trademark registrations could adversely affect our business and our ability to market our products and product candidates.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our business and our ability to market our products and product candidates.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own.

We rely on trade secrets to protect our proprietary know how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated as a result of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common our industry, we employ individuals who were previously employed at other companies in our industry or in related industries, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to Our Securities

We are eligible to be treated as an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our securities less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are not required to provide five years of selected financial data in this Annual Report. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following March 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The price of our securities is likely to be volatile, and purchasers of our securities could incur substantial losses.

Like other early-stage medical diagnostic companies, the market price of our securities is likely to be volatile. The factors below may also have a material adverse effect on the market price of our securities:

•	fluctuations in our results of operations;

•	our ability to enter new markets;

•	negative publicity;

•	changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally, conditions in the financial markets and the perception of our ability to raise additional funding;

•	regulatory developments affecting MosaiQ™ or our industry, including announcement of new adverse regulatory decisions in respect of MosaiQ™;

•	announcements of studies and reports relating to our products, including MosaiQ™, or those of our competitors;

•	changes in economic performance or market valuations of our competitors;

•	actual or anticipated fluctuations in our annual and quarterly financial results;

•	conditions in the industries in which we operate;

•	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;

•	additions to or departures of our key executives and employees;

•	fluctuations of exchange rates;

•	release or expiry of lock-up or other transfer restrictions on our outstanding securities subject to such restrictions; and

•	sales or perceived sales of additional ordinary shares or warrants.

In addition, the securities of life sciences companies have recently experienced significant volatility. The volatility of the securities of life sciences companies often does not relate to the operating performance of those companies. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares or warrants to decline, irrespective of the underlying performance of our business.

Additional sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares or warrants to decline. All of the ordinary shares and warrants sold in our initial public offering are freely transferable without restriction or additional registration under the Securities Act. Substantially all of our ordinary shares that were issued prior to our initial public offering are subject to a lock-up period, which we expect will expire on October 21, 2014. Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of the lead underwriters for our initial public offering. Subsequent to the expiration of the lock-up or earlier release of shares by the lead underwriters, these shares will be available for sale subject to volume and other restrictions as applicable under Rule 144 under the Securities Act, or Rule 144. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our securities could decline.

We have never paid cash dividends and do not intend to pay cash dividends on our ordinary shares in the foreseeable future.

We have never paid dividends on ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. In addition, pursuant to the term loan agreement with MidCap Financial, we are precluded from paying any cash dividends without MidCap Financial’s consent. Under Jersey, Channel Islands law, any payment of dividends would be subject to relevant legislation and our Amended Articles of Association provide that all dividends must be approved by our Board of Directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis.

Galen Partners LLP, Mrs. Deidre Cowan (the wife of our Chairman and Chief Executive Officer) and management own a significant percentage of our ordinary shares and will be able to exercise significant influence over matters subject to shareholder approval.

Certain entities affiliated with Galen Partners LLP, Mrs. Deidre Cowan (the wife of our Chairman and Chief Executive Officer), and our executive officers and directors, together with their respective affiliates, hold a substantial percentage of our outstanding ordinary shares. These shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our securities.

We incur increased costs as a result of being a public company whose securities are publicly traded in the United States and our management must devote substantial time to public company compliance programs.

As a public company, we have incurred and will continue to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Our insurance costs have increased, particularly for directors and officers liability insurance. Such costs may further increase in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and remuneration committee, and qualified executive officers.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we cease to be an emerging growth company, will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

We cannot guarantee that we will be able to satisfy the continued listing standards of The NASDAQ Global Market going forward.

Our ordinary shares and warrants are listed on NASDAQ. However, we cannot ensure that we will be able to satisfy the continued listing standards of NASDAQ going forward. If we cannot satisfy the continued listing standards going forward, The NASDAQ Stock Market may commence delisting procedures against us, which could result in our ordinary shares or warrants being removed from listing on NASDAQ. If any of our ordinary shares or warrants were to be delisted, the liquidity of our ordinary shares or warrants could be adversely affected and the market price of our ordinary shares or warrants could decrease. Delisting could also adversely affect the ability of a holder of our securities to trade or obtain quotations on our securities because of lower trading volumes and transaction delays.

These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. You may also not be able to resell your ordinary shares or warrants at or above the price you paid for such securities or at all.

Holders of our warrants will have no rights as ordinary shareholders until such holders exercise their warrants and acquire our ordinary shares.

Until holders of warrants acquire our ordinary shares upon exercise of the warrants, holders of warrants will have no rights with respect to the ordinary shares underlying such warrants. Upon exercise of the warrants, the holders thereof will be entitled to exercise the rights of an ordinary shareholder only as to matters for which the record date occurs after the exercise date.

The dilutive effect of our warrants could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our ordinary shareholders.

As of May 31, 2014, there was an outstanding warrant to purchase 64,000 of our ordinary shares at an exercise price of $9.38 per share, as well as 5,000,000 outstanding warrants to purchase 4,000,000 ordinary shares at an exercise price of $8.80 per whole ordinary share (subject to adjustment in certain circumstances). These warrants are likely to be exercised if the market price of our ordinary shares equals or exceeds the warrant exercise price. To the extent such warrants are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders. The anti-dilution protections in the warrants sold in our initial public offering, which include full ratchet anti-dilution protection in the event of certain equity issuances below the then existing exercise price of the warrants, could further dilute the ownership of existing shareholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our ordinary shares, existing shareholders could suffer dilution of their investment.

The warrants sold in our initial public offering may not have any value.

The warrants will expire at 5:30 p.m. EST on October 25, 2015 unless we in our sole discretion extend the expiration date. In the event our ordinary share price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her, or its warrants and causing such warrants to be practically worthless.

No warrant sold in our initial public offering will be exercisable and we will not be obligated to issue ordinary shares unless at the time such holder seeks to exercise such warrant, a registration statement relating to the ordinary shares issuable upon exercise of the warrant is effective and current. Under the terms of the warrants, we have agreed to use our best efforts to meet these conditions and to maintain an effective registration statement and a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the termination date of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain an effective registration statement or current prospectus related to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to net cash settle or cash settle any such warrant exercise. If a registration statement is not effective or the prospectus relating to the ordinary shares issuable upon the exercise of the warrants is not current, the warrants held by investors may have no value, the market for such warrants may be limited, and such warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state or other jurisdiction of residence of the holder of the warrants.

No warrants sold in our initial public offering will be exercisable and we will not be obligated to issue ordinary shares unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state or other jurisdiction of residence of the holder of the warrants. Our ordinary shares are listed on NASDAQ, which provides an exemption from registration in every U.S. state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our registration statement is effective and our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited, and the holders of warrants may not be able to exercise their warrants if the ordinary shares issuable upon such exercise are not registered or qualified or exempt from registration or qualification in the jurisdictions in which the holders of the warrants reside.

Risks Related to Being a Jersey, Channel Islands Company Listing Ordinary Shares or Warrants

Our ordinary shares and warrants are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a United States state.

We are organized under the laws of the Jersey, Channel Islands, a British crown dependency that is an island located off the coast of Normandy, France. Jersey is not a member of the European Union. Jersey, Channel Islands legislation regarding companies is largely based on English corporate law principles. However, there can be no assurance that Jersey, Channel Islands law will not change in the future or that it will serve to protect investors in a similar fashion afforded under corporate law principles in the United States, which could adversely affect the rights of investors.

Beneficial holders of our ordinary shares through the Depository Trust Company will not be legal shareholders of our company and therefore will have no direct rights as shareholders and must act through their participating broker to exercise those rights. As a result of this restriction, we are unable to comply with NASDAQ’s Direct Registration Program.

Under the laws of Jersey, Channel Islands, only holders of ordinary shares in the UK’s CREST electronic system or holders of shares in certificated form may be recorded in our share register as legal shareholders.

Cede & Co., as nominee for the Depository Trust Company, or DTC, holds the ordinary shares sold in our initial public offering on behalf of, and as nominee for, investors who purchase such shares. We and DTC have no contractual relationship. Investors who purchase the ordinary shares (although recorded as owners within the DTC system) are legally considered holders of beneficial interests in those shares only and will have no direct rights against us. Investors who purchase ordinary shares must look solely to their participating brokerage in the DTC system for payment of dividends, the exercise of voting rights attaching to the ordinary shares and for all other rights arising with respect to the ordinary shares.

Under our Amended Articles of Association, the minimum notice period required to convene a general meeting is 14 clear days. When a general meeting is convened, you may not receive sufficient notice of a shareholders’ meeting to permit you to withdraw your ordinary shares from the DTC system to allow you to directly cast your vote with respect to any specific matter. In addition, a participating DTC brokerage firm may not be able to send voting instructions to you or carry out your voting instructions in a timely manner. We cannot assure you that you will receive voting materials in time to ensure that you can instruct your participating DTC brokerage, or its designee, to vote your shares. As a result, you may not be able to exercise your right to vote and you may lack recourse if your ordinary shares are not voted as you requested. In addition, if you hold your shares indirectly through the DTC system, you will not be able to call a shareholder meeting.

As a result of Jersey, Channel Islands law restrictions described above, we are unable to comply with NASDAQ’s Direct Registration Program requirements. NASDAQ Listing Rule 5210(c) requires that all securities listed on NASDAQ (except securities which are book-entry only) must be eligible for a Direct Registration Program operated by a clearing agency registered under Section 17A of the Exchange Act; provided, however, that a foreign issuer may follow its home country practice in lieu of this requirement if prohibited from complying by a law or regulation in its home country. As noted above, we are unable to comply with this requirement, and will follow our home country requirements providing that only holders of shares in the CREST electronic system or holders of shares in certificated form will be recorded in our share register. We do not intend to list our shares in the United Kingdom and, accordingly, we only anticipate issuing our shares in certificated form.

A change in our tax residence could have a negative effect on our future profitability.

We are organized under the laws of Jersey, Channel Islands. Our directors seek to ensure that our affairs are conducted in such a manner that we are not resident in any other jurisdiction for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs following a review by our directors or for any other reason, we could become, or be regarded as having become, a resident in another higher tax jurisdiction. Should we become a tax resident in another jurisdiction, we may be subject to unexpected tax charges in such jurisdiction. Similarly, if the tax residency of any of our subsidiaries were to change from their current jurisdiction for any of the reasons listed above, we may be subject to similar tax consequences.

We may be or become classified as a passive foreign investment company for U.S. federal income tax purposes, which could result in materially adverse U.S. federal income tax consequences to U.S. investors in our ordinary shares or warrants.

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares or warrants, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. We cannot assure you that we will not be a PFIC for our taxable year ending March 31, 2015 or any future taxable year. U.S. investors considering an investment in our ordinary shares or warrants are urged to consult their tax advisors regarding our possible status as a PFIC.

U.S. withholding tax could apply to a portion of certain payments on the ordinary shares.

The United States has enacted rules, commonly referred to as “FATCA,” that generally impose a new reporting and withholding regime with respect to certain U.S. source payments (including dividends and interest), gross proceeds from the disposition of property that can produce U.S. source interest and dividends and certain payments made by entities that are classified as financial institutions under FATCA. The governments of Jersey, Channel Islands and the United States have entered into an agreement with respect to the implementation of FATCA. Under this agreement, we do not expect to be subject to withholding under FATCA on any payments we receive. Similarly, as currently drafted, we do not expect that withholding under FATCA will apply to payments on the ordinary shares. However, significant aspects of whether or how FATCA will apply to non-U.S. issuers like us remain unclear, and no assurance can be given that withholding under FATCA will not become relevant with respect to payments on the ordinary shares in the future. Even if FATCA were to become relevant to payments on the shares, it would not be applicable earlier than January 1, 2017. Prospective investors should consult their own tax advisors regarding the potential impact of FATCA, including the agreement relating to FATCA between the governments of Jersey and the United States, to an investment in the ordinary shares.

U.S. security holders may not be able to enforce civil liabilities against us.

A number of our directors and executive officers and a number of directors of certain of our subsidiaries are not residents of the United States, and a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons.

Judgments of U.S. courts may not be directly enforceable outside of the United States and the enforcement of judgments of U.S. courts outside of the United States may be subject to limitations. Investors may also have difficulties pursuing an original action brought in a court in a jurisdiction outside the United States for liabilities under the securities laws of the United States.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our UK corporate headquarters, including our development laboratory facility, and our manufacturing facility for conventional reagent products are located in Edinburgh, Scotland. We also have a manufacturing facility in Eysins, Switzerland, which we expect will become the principal manufacturing site for the MosaiQTM consumable. Our U.S. corporate headquarters are located in Newtown, Pennsylvania. The table below provides selected information regarding our facilities, all of which are leased.

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Headquarters/Development Laboratory Facility	Edinburgh, Scotland	3,500	5,000	July 31, 2017
Manufacturing Operations—Conventional Reagents	Edinburgh, Scotland	6,200	16,000	August 31, 2014
MosaiQTM Laboratory Facility	Edinburgh, Scotland	3,600	3,600	December 31, 2018
Manufacturing Operations—MosaiQTM	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Headquarters	Newtown, Pa., USA	1,200	—	November 30, 2015
U.S. Direct Sales Operation	Chapel Hill, N.C., USA	1,000	—	Renewed monthly

We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business. We plan to replace and expand our existing Edinburgh manufacturing facility with a new facility in Edinburgh for the development and manufacture of conventional reagent products.

Item 3. Legal Proceedings

Other than as set forth below, we are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Our Alba subsidiary is involved in a dispute with the Scottish National Blood Transfusion Service, or SNBTS, acting on behalf of the Common Services Agency, relating to an agreement entered into between the parties in 2007, pursuant to which Alba purchased its current business from SNBTS. SNBTS claimed that, pursuant to a deferred consideration provision in this agreement, it is entitled to approximately $3,100,000. On September 23, 2013, Alba initiated an action against SNBTS in the Court of Session, the highest civil court based in Scotland, for a declaration that no sums are due. Both parties agreed to appoint an independent accountant to value Alba’s continuing business. SNBTS has committed to paying the costs associated with the independent accountant’s appointment in the event the court finds in Alba’s favor. On May 22, 2014, the independent accountant determined the value of Alba’s continuing business, which limits the maximum amount payable by Alba to £224,000 or approximately $373,000 using March 31, 2014 exchange rates. Alba now intends to pursue the court process with a view to further reducing and possibly eliminating any liability.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing on May 27, 2014, the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on NASDAQ under the symbols “QTNT” and “QTNTW”, respectively. In connection with the initiation of separate trading of the ordinary shares and warrants, the trading of the units (which were listed under the symbol “QTNTU”) was suspended and the units were delisted from NASDAQ. Prior to our initial public offering, there was no public market for our securities. On June 26, 2014, the last reported sale price of our ordinary shares on NASDAQ was $8.25 per share and the last reported price of our warrants on NASDAQ was $1.06 per warrant.

Immediately prior to our initial public offering, we converted our outstanding preference shares, A ordinary shares and B ordinary shares to ordinary shares and the ordinary shares then outstanding were consolidated into 32 new ordinary shares for each 100 existing ordinary shares. The number of ordinary and deferred shares and number of options and warrants to acquire ordinary shares are presented herein on the basis of the number after this consolidation. The number of preference shares are shown on the basis of the number before this consolidation.

Shareholders

On June 26, 2014, 2014, there were 20 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be made at the complete discretion of our Board of Directors and will depend on then existing conditions, including our results of operations, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Use of Proceeds from Initial Public Offering

On April 24, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-194390) in connection with our initial public offering, pursuant to which we registered an aggregate of 5,000,000 units, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share. Each warrant is exercisable during the period commencing on July 24, 2014 and ending at 5:30 p.m. on October 25, 2014 at an exercise price of $8.80 per whole ordinary share.

Our net proceeds from the sale of units in our initial public offering were $37.2 million after deducting underwriting discounts and commissions. We estimate that other costs of the offering, apart from underwriting discounts and commissions, will approximate $3.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We received these proceeds at a closing held on April 30, 2014. There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated April 24, 2014, filed with the SEC pursuant to Rule 424(b).

Recent Sale of Unregistered Securities

Since April 1, 2013, we issued the following securities that were not registered under the Securities Act.

On April 11, 2013, we granted options to acquire 96,000 ordinary shares at an exercise price of £0.003 per share to Edward Farrell.

On June 28, 2013, we granted options to acquire 241,614 ordinary shares at an exercise price of $3.29 per share to certain of our directors and employees.

On July 9, 2013, we issued 142,506 A preference shares to QDBG, after QDBG exercised its warrant, for an aggregate purchase price of $149,997.

On September 21, 2013, we issued 168,227 A ordinary shares to certain of our senior executives upon conversion of previously issued C deferred shares.

On November 18, 2013, we granted options to acquire 60,175 ordinary shares at an exercise price of $9.38 per share to certain of our directors and employees.

On December 6, 2013, in connection with the refinancing of certain of our outstanding indebtedness with the MidCap facility described below, we issued 666,667 C preference shares to Galen for an aggregate purchase price of $2,000,001. We also issued an aggregate of 262,500 C preference shares to certain of our officers, directors and employees for an aggregate purchase price of $787,500.

On December 6, 2013, we entered into a secured term loan facility with MidCap Financial LLC, or MidCap. Under the terms of the agreement, we granted MidCap a warrant to purchase 200,000 C preference shares at an exercise price of $3.00 per share.

On December 6, 2013, we also issued 37,957 B ordinary shares to Jeremy Stackawitz upon conversion of previously issued B deferred shares and 142,506 B preference shares to certain of our directors upon conversion of previously issued A preference shares.

On December 23, 2013, we issued 20,014 ordinary shares to David Azad and John Wilkerson, each, after they exercised their share options, for an aggregate purchase price of $29,653.

On February 13, 2014, we granted options to acquire 12,000 ordinary shares at an exercise price of $9.38 per share to certain of our employees.

On March 5, 2014, we granted to Stephen Unger options to acquire 67,200 ordinary shares at an exercise price per share equal to the price at which we sold the securities in our initial public offering.

On March 28, 2014, we issued 20,014 ordinary shares to Zubeen Shroff after he exercised his share options, for an aggregate purchase price of $187,638.

On April 3, 2014, we issued 29,114,088 ordinary shares in connection with the conversion of our outstanding preference shares, A ordinary shares and B ordinary shares immediately prior to our initial public offering. All our outstanding ordinary shares were then subsequently consolidated at a ratio of 32 new ordinary shares to every 100 issued ordinary shares. In addition, certain shares held by certain existing shareholders were further consolidated or were sub-divided.

The above issuances were exempt from registration under the Securities Act in reliance on Regulation S under the Securities Act, as transactions occurring outside of the United States, or under Section 3(a)(9) thereof, as transactions involving exchanges with existing security holders, or under Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering, or Rule 701, as transactions pursuant to compensatory benefit plans and contracts related to compensation. No underwriters were used in connection with any of the foregoing transactions. The purchasers of securities in each such transaction (other than the transactions involving conversions of previously issued securities) represented their intention to acquire the securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014 and 2013 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2011 and the consolidated balance sheet data as of March 31, 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our financial statements and the accompanying notes.

	Year ended March 31,
	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$16,987	$13,753	$11,550	$9,545
Other revenues	2,768	618	669	489

Total revenues	19,755	14,371	12,219	10,034

Cost of revenues	(8,406)	(7,169)	(6,749)	(5,628)

Gross profit	11,349	7,202	5,470	4,406
Operating expenses:
Sales and marketing	(2,705)	(2,252)	(1,674)	(1,456)
Research and development, net of government grants	(8,066)	(2,617)	(1,749)	(1,703)
General and administrative expenses:
Compensation expense in respect of share options and management equity incentives	(933)	(471)	—	—
Other general and administrative expenses	(8,537)	(6,353)	(6,011)	(5,346)

Total general and administrative expense	(9,470)	(6,824)	(6,011)	(5,346)

Total operating expenses	(20,241)	(11,693)	(9,434)	(8,505)

Operating loss	(8,892)	(4,491)	(3,964)	(4,099)
Other income (expense):
Interest expense	(1,076)	(234)	(340)	(312)
Other, net	(197)	11	(169)	(210)

Other income (expenses), net	(1,273)	(223)	(509)	(522)

Loss before income taxes	(10,165)	(4,714)	(4,473)	(4,621)
Provision for income taxes	—	—	—	—
Net loss	(10,165)	$(4,714)	$(4,473)	$(4,621)

Net loss available to ordinary shareholders	$(10,165)	$(4,714)	$(4,473)	$(4,621)
Loss per ordinary share—basic and diluted	$(54.41)	$(62.97)	$(78.04)	$(81.16)
Weighted-average shares outstanding—basic and diluted	186,817	74,866	57,317	56,936

	As of March 31,
	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$7,192	$4,219	$4,354
Total assets	29,808	12,891	12,357
Long-term debt	15,105	3,000	3,000
Total liabilities	30,581	7,931	7,286
Total shareholders’ deficit	$(31,536)	$(23,061)	$(18,687)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”

Overview

We were incorporated in Jersey, Channel Islands on January 28, 2012. On February 16, 2012, we acquired the entire issued share capital of Alba Bioscience Limited (or Alba), Quotient Biodiagnostics, Inc. (or QBDI) and QBD (QSIP) Limited (or QSIP) from Quotient Biodiagnostics Group Limited (or QBDG), our predecessor.

The acquisition of Alba, QBDI and QSIP by us is treated for accounting purposes as a combination of entities under common control as these entities were all controlled by QBDG prior to their acquisition by us. We recognized the assets and liabilities of Alba, QBDI and QSIP at their carrying amounts in the financial statements of those companies. We are a continuation of QBDG and its subsidiaries and, accordingly, our consolidated financial statements include the assets, liabilities and results of operations of the subsidiaries transferred since their inception.

Our Business

We are an established, commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the development and commercialization of innovative tests for blood grouping and serological disease screening, commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification.

We have over 30 years experience manufacturing and supplying conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQTM, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQTM has the potential to be a transformative technology that will significantly reduce the cost of blood grouping in the donor and patient testing environments while improving patient outcomes.

We currently operate as one business segment with over 185 employees in the United States and the United Kingdom. Our principal markets are the United States, the Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 51%, 58% and 60% of total revenue during the years ended March 31, 2014, 2013 and 2012, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2014, we had an accumulated deficit of $15.3 million. We expect our operating losses will continue at least for the next several years as we continue our investment in the development and commercialization of MosaiQ™. Our total revenue was $19.8 million for the year ended March 31, 2014, $14.4 million for the year ended March 31, 2013, and $12.2 million for the year ended March 31, 2012. Our net loss was $10.2 million for the year ended March 31, 2014, $4.7 million for the year ended March 31, 2013, and $4.5 million for the year ended March 31, 2012.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of revenue were 71% for the year ended March 31, 2014 and 71% and 58% during the years ended March 31, 2013 and 2012, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

Our revenue is denominated in multiple currencies. Sales in the United States and to certain of our OEM customers are denominated in U.S. Dollars. Sales in Europe and the rest of the world are denominated primarily in Pounds Sterling, Euros or Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United Kingdom and United States. We operate globally and therefore changes in foreign currency exchange rates may become material to us in the future due to factors beyond our control. See “—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Risk.”

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 57% for year ended March 31, 2014 and 50% and 45% for the years ended March 31, 2013 and 2012, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 50% for the year ended March 31, 2014 and 48% and 42% for the years ended March 31, 2013 and 2012, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can continue to achieve additional efficiencies in our manufacturing operations, primarily through increasing sales volumes, which should improve our gross margin on product sales.

Our sales and marketing expenses include costs associated with our sales organization, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel costs related to our sales activities. These expenses also include direct and indirect costs associated with our product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States, but decline as a percentage of product sales.

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. We expense all research and development costs as incurred, net of government grants received. In 2008, we were awarded grant funding totaling £1.8 million by Scottish Enterprise, a public body of the Scottish Government, relating to the development of MosaiQ™. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. Since the 2007 purchase of Alba to March 31, 2014, total expenditures on the MosaiQTM project have amounted to approximately $14.9 million. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

Our general and administrative expenses include costs for our executive, accounting and finance, legal, corporate development, information technology and human resources functions. We expense all general and administrative expenses as incurred. These expenses consist principally of salaries, bonuses and employee benefits for the personnel performing these functions, including travel costs. These expenses also include share-based compensation, professional service fees (such as audit, tax and legal fees), costs related to our Board of Directors, and general corporate overhead costs, which includes depreciation and amortization. We expect our general and administrative expenses to increase, primarily due to the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums and investor relations expenses.

Net interest expense consists primarily of interest charges on our loan balances and the amortization of debt issuance costs. We amortize debt issuance costs over the life of the loan and report them as interest expense in our statements of operations.

Net other income (expense) consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling and U.S. Dollars depending on the entity.

Results of Operations

Comparison of Years ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$16,987	86%	$13,753	96%	$3,234	24%
Other revenues	2,768	14%	618	4%	2,150	348%

Total revenue	19,755	100%	14,371	100%	5,384	37%
Cost of revenue	8,406	43%	7,169	50%	1,237	17%

Gross profit	11,349	57%	7,202	50%	4,147	58%
Operating expenses:
Sales and marketing	2,705	14%	2,252	16%	453	20%
Research and development	8,066	41%	2,617	18%	5,449	208%
General and administrative	9,470	48%	6,824	47%	2,646	39%

Total operating expenses	20,241	102%	11,693	81%	8,548	73%

Operating income (loss)	(8,892)	-45%	(4,491)	-31%	(4,401)	98%
Other income (expense):
Interest expense, net	(1,076)	-5%	(234)	-2%	(842)	360%
Other, net	(197)	-1%	11	0%	(208)	N/A

Total other income (expense), net	(1,273)	-6%	(223)	-2%	(1,150)	516%

Loss before income taxes	(10,165)	-51%	(4,714)	-33%	(5,451)	116%
Provision for income taxes	0	0%	0	0%	0	N/A

Net loss	$(10,165)	-51%	$(4,714)	-33%	$(5,451)	116%

Revenue

Total revenue increased by 37% to $19.8 million for the year ended March 31, 2014, compared with $14.4 million for the year ended March 31, 2013. This increase in revenue was driven by growth from product sales of $3.2 million, or 24%, and a $2.2 million increase in other revenues, which include product development fees. Products sold by standing purchase order were 71% of product sales for the year ended March 31, 2014, compared with 71% for the year ended March 31, 2013.

The below table sets forth revenue by product group:

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales—OEM customers	$11,768	60%	$9,557	67%	$2,211	23%
Product sales—direct customers and distributors	5,219	26%	4,196	27%	1,023	24%
Other revenues	2,768	14%	618	6%	2,150	348%

Total revenue	$19,755	100%	$14,371	100%	$5,384	37%

OEM Sales. Product sales to OEM customers increased 23% to $11.8 million for the year ended March 31, 2014, compared with $9.6 million for the year ended March 31, 2013. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers and initial shipments of our rare anti-sera products.

Direct Sales to Customers and Distributors. Direct product sales increased 24% to $5.2 million for the year ended March 31, 2014 compared with $4.2 million for the year ended March 31, 2013. Direct sales in the United States increased by $0.8 million primarily driven by sales of our reagent red blood cell products launched in July 2012. Direct sales outside the United States increased by $0.2 million despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues increased by $2.2 million to $2.8 million for the year ended March 31, 2014, compared with $0.6 million for the year ended March 31, 2013. During the year ended March 31, 2014, we recognized $2.7 million of product development fees associated with the development of a range of rare antisera products for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 17% to $8.4 million for the year ended March 31, 2014, compared with $7.2 million for the year ended March 31, 2013, reflecting growth in product sales volumes. Gross margin, which represents gross profit expressed as a percentage of total revenue, increased to 57% for the year ended March 31, 2014, compared with 50% for the year ended March 31, 2013. The gross margin improvement was primarily attributable to the increase in other revenues, which included $2.8 million of product development fees. Excluding other revenues, gross margin on product sales increased to 50% for the year ended March 31, 2014 compared with 48% for the year ended March 31, 2013. The improved gross margin on product sales reflects increased sales volumes, improved revenue mix, the effect of our continuous manufacturing process improvement program and our decision to offer fewer products in Europe.

Sales and marketing expenses

Sales and marketing expense increased by 20% to $2.7 million for the year ended March 31, 2014, compared with $2.3 million for the year ended March 31, 2013. This increase resulted primarily from commissions paid on greater direct product sales in the United States and increased marketing expenses associated with a major industry conference. As a percentage of total product sales, sales and marketing expenses were 14% for the year ended March 31, 2014, compared with 15% for the year ended March 31, 2013.

Research and development expenses

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$6,712	34%	$2,582	18%	$4,130	260%
Other research and development	1,788	9%	1,321	9%	467	35%
Grant income	(434)	-2%	(1,286)	-9%	852	-66%

Total research and development expenses	$8,066	41%	$2,617	18%	$5,449	208%

Research and development expenses increased by $5.4 million to $8.1 million for the year ended March 31, 2014, compared with $2.6 million for the year ended March 31, 2013, reflecting increased expenditure for MosaiQ™ and reduced government grant income. Government grant income decreased by $0.9 million to $0.4 million for the year ended March 31, 2014, compared with $1.3 million for the year ended March 31, 2013. As a percentage of total revenue, research and development expenses increased to 41% for the year ended March 31, 2014, compared with 18% for the year ended March 31, 2013.

General and administrative expenses

General and administrative expenses increased by 39% to $9.5 million for the year ended March 31, 2014, compared with $6.8 million for the year ended March 31, 2013, reflecting greater personnel-related costs, increased facility rental charges and increased corporate development costs. We recognized $0.9 million of stock compensation expense in the year ended March 31, 2014 compared with $0.5 million in the year ended March 31, 2013. As a percentage of total revenue, general and administrative expenses increased to 48% for the year ended March 31, 2014, compared with 47% for the year ended March 31, 2013.

Other income (expense)

Net interest expense was $1.0 million for the year ended March 31, 2014, compared with $0.2 million for the year ended March 31, 2013. Interest expense primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum, and on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Part of the proceeds of the MidCap financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the year ended March 31, 2014 also included an exceptional charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings. For a description of these borrowings, see “—Liquidity and Capital Resources—Haemonetics Loan Notes” and “—Liquidity and Capital Resources—MidCap Term Loan Facility”. Net other expense included foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of Years Ended March 31, 2013 and 2012

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$13,753	96%	$11,550	95%	$2,203	19%
Other revenues	618	4%	669	5%	(51)	-8%

Total revenue	14,371	100%	12,219	100%	2,152	18%
Cost of revenue	7,169	50%	6,749	55%	420	6%

Gross profit	7,202	50%	5,470	45%	1,732	32%
Operating expenses:
Sales and marketing	2,252	16%	1,674	14%	578	35%
Research and development	2,617	18%	1,749	14%	868	50%
General and administrative	6,824	47%	6,011	49%	813	14%

Total operating expenses	11,693	81%	9,434	77%	2,259	24%

Operating income (loss)	(4,491)	-31%	(3,964)	-32%	(527)	13%
Other income (expense):
Interest expense, net	(234)	-2%	(340)	-3%	106	-31%
Other, net	11	0%	(169)	-1%	180	-107%

Total other income (expense), net	(223)	-2%	(509)	-4%	286	-56%

Loss before income taxes	(4,714)	-33%	(4,473)	-37%	(241)	5%
Provision for income taxes	0	0%	0	0%	0	N/A

Net loss	$(4,714)	-33%	$(4,473)	-37%	$(241)	5%

Revenue

Total revenue increased by 18% to $14.4 million for the year ended March 31, 2013, compared with $12.2 million for the year ended March 31, 2012. This increase reflected growth in product sales of $2.2 million, which was partially offset by a $0.1 million decrease in other revenues. Products sold by standing purchase order were 71% of product sales for the year ended March 31, 2013, compared with 58% for the year ended March 31, 2012.

The below table sets forth revenue by product group:

	Year ended March 31,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales—OEM customers	$9,557	67%	$7,754	63%	$1,803	23%
Product sales—direct customers and distributors	4,196	29%	3,796	31%	400	11%
Other revenues	618	4%	669	5%	(51)	-8%

Total revenue	$14,371	100%	$12,219	100%	$2,152	18%

OEM Sales. Product sales to OEM customers increased by 23% to $9.6 million for the year ended March 31, 2013, compared with $7.8 million for the year ended March 31, 2012. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers.

Direct Sales to Customers and Distributors. Direct product sales increased 11% to $4.2 million for the year ended March 31, 2013, compared with $3.8 million for the year ended March 31, 2012. Direct sales in the United States increased by $0.9 million, primarily driven by sales of our reagent red blood cell products launched in July of 2012. Direct sales outside the United States declined by $0.5 million primarily as a result of our initiative to better utilize manufacturing capacity by offering fewer products in Europe, which started in April 2012.

Other Revenues. Other revenues declined by $0.1 million to $0.6 million for the year ended March 31, 2013, compared with $0.7 million for the year ended March 31, 2012. During the years ended March 31, 2013 and 2012, we recognized $0.5 million and $0.4 million, respectively, of product development fees from a third-party project. We also recognized $0.1 million and $0.3 million of development fees from OEM customers during the years ended March 31, 2013 and 2012, respectively.

Cost of revenue and gross margin

Cost of revenue increased by 6% to $7.2 million for year ended March 31, 2013, compared with $6.7 million for the year ended March 31, 2012, reflecting the growth in product sales volumes. Gross margin, which represents gross profit expressed as a percentage of total revenue, increased to 50% for the year ended March 31, 2013, compared with 45% for the year ended March 31, 2012. Excluding other revenues, the gross margin on product sales increased to 48% for the year ended March 31, 2013 compared with 42% for the year ended March 31, 2012, reflecting increased sales volumes, improved product mix, the effect of our continuous manufacturing process improvement program and our decision to offer fewer products in Europe. During the year ended March 31, 2012, our manufacturing operations experienced higher scrap costs, amounting to $0.2 million (or 2% of product sales).

Sales and marketing expenses

Sales and marketing expense increased by 35% to $2.3 million for the year ended March 31, 2013, compared with $1.7 million for the year ended March 31, 2012. This increase resulted primarily from higher personnel-related costs in our United States sales and marketing operations, including commissions on greater direct product sales in the United States. We also incurred additional marketing expenditures associated with the July 2012 introduction of our reagent red blood cell products in the United States. As a percentage of total product sales, sales and marketing expenses were 16% for the year ended March 31, 2013, compared with 14% for the year ended March 31, 2012.

Research and development expenses

	Year ended March 31,
	2013		2012		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$2,582	18%	$1,390	11%	$1,192	86%
Other research and development	1,321	9%	672	5%	649	97%
Grant income	(1,286)	-9%	(313)	-2%	(973)	311%

Total research and development expenses	$2,617	18%	$1,749	14%	$868	50%

Research and development expenses increased by $0.9 million to $2.6 million for the year ended March 31, 2013, compared with $1.7 million for the year ended March 31, 2012, reflecting increased product development expenditures of $0.7 million relating to our conventional reagent business. Increased expenditure on MosaiQTM of $1.2 million was offset by higher government grant income of $1.0 million. We recorded grant income of $1.3 million for the year ended March 31, 2013, compared with $0.3 million for the year ended March 31, 2012. As a percentage of total revenue, research and development expenses increased to 18% for the year ended March 31, 2013, compared with 14% for the year ended March 31, 2012.

General and administrative expenses

General and administrative expenses increased by 14% to $6.8 million for the year ended March 31, 2013, compared with $6.0 million for the year ended March 31, 2012, reflecting higher personnel-related costs as we expanded and strengthened our senior management team. We recognized $0.5 million of stock compensation expense in the year ended March 31, 2013, compared with none in the year ended March 31, 2012. As a percentage of total revenue, general and administrative expenses decreased to 47% for the year ended March 31, 2013, compared with 49% for the year ended March 31, 2012.

Other income (expense)

Net interest expense was $0.2 million for the year ended March 31, 2013, compared with $0.3 million for the year ended March 31, 2012. Interest expense primarily consists of interest charges on $3.0 million borrowings from Haemonetics, which bore interest at 7.5% per annum. The decrease in net interest expense was a result of higher average cash balances and reduced short-term borrowings in the year ended March 31, 2013, compared with the year ended March 31, 2012. Net other expense included foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. Net other expense for the year ended March 31, 2012 also included a $127,000 charge related to the grant of warrants to shareholders in February 2012.

Quarterly Results of Operations

The following table sets forth selected unaudited consolidated quarterly statements of operations data for our eight most recent completed fiscal quarters. We have prepared the consolidated quarterly operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of management, the quarterly consolidated operations data reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. Historical results are not necessarily indicative of the results to be expected in future periods and the results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

	Quarter ended
	2012			2013				2014
	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31
		(Dollars in thousands, except percentages)
Revenue:
Product sales	$3,112	$3,776	$3,431	$3,435	$3,907	$4,515	$3,910	$4,655
Other revenues	356	262	—	—	2,768	—	—	—

Total revenue	3,468	4,038	3,431	3,435	6,675	4,515	3,910	4,655
Cost of revenue	(1,623)	(1,969)	(1,792)	(1,786)	(2,055)	(2,275)	(1,941)	(2,135)

Gross profit	1,845	2,069	1,639	1,649	4,620	2,240	1,969	2,520
Operating expenses:
Sales and marketing	(476)	(529)	(625)	(621)	(620)	(610)	(826)	(649)
Research and development	(678)	(568)	(637)	(734)	(1,618)	(1,591)	(1,708)	(3,149)
General and administrative	(1,615)	(1,612)	(1,692)	(1,906)	(1,879)	(2,030)	(2,234)	(3,327)

Total operating expenses	(2,769)	(2,709)	(2,954)	(3,261)	(4,117)	(4,231)	(4,768)	(7,125)

Operating profit (loss)	(924)	(640)	(1,315)	(1,612)	503	(1,991)	(2,799)	(4,605)
Other income (expense):
Interest expense, net	(65)	(53)	(74)	(42)	(77)	(81)	(424)	(494)
Other, net	62	(55)	22	(18)	(31)	(7)	(45)	(114)

Other income (expense), net	(3)	(108)	(52)	(60)	(108)	(88)	(469)	(608)

Income (loss) before income taxes	(927)	(748)	(1,367)	(1,672)	395	(2,079)	(3,268)	(5,213)
Provision for income taxes	—	—	—	—	—	—	—	—

Net income (loss)	$(927)	$(748)	$(1,367)	$(1,672)	$395	$(2,079)	$(3,268)	$(5,213)

% of Product Sales from Standing Purchase Order	72%	70%	73%	71%	74%	72%	72%	65%

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 sales cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur, which is usually in the first and second quarter of the fiscal year. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project and milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the year ended March 31, 2014, we had a net loss of $10.2 million and used $7.5 million of cash for operating activities. We incurred a net loss of $4.7 million and used $3.6 million of cash for operating activities during the year ended March 31, 2013. During the year ended March 31, 2012, we incurred a net loss of $4.5 million and used $3.1 million of cash for operating activities. As described under results of operations, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of March 31, 2014, we had an accumulated deficit of $15.3 million.

Prior to our initial public offering, our principal source of funding had been investment in new share capital by our shareholders, which in the years ended March 31, 2014, March 31, 2013 and March 31, 2012 amounted to $3.1 million, $4.3 million and $12.2 million, respectively. In the year ended March 31, 2014, we also incurred net new borrowings of $11.6 million. From our incorporation in 2012 to March 31, 2014, we have raised $18.5 million of gross proceeds through the private placement of our ordinary and preference shares. As of March 31, 2014, we had cash and cash equivalents of $7.2 million, which included $0.4 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. We estimate that other costs of the offering, apart from underwriting discounts and commissions, will approximate $3.0 million. The warrants will be exercisable at an exercise price of $8.80 per whole ordinary share beginning July 24, 2014 and will expire on October 25, 2015.

MidCap Term Loan Facility

On December 6, 2013, we entered into a secured term loan facility with MidCap Financial LLC under which MidCap Financial advanced $15.0 million to our U.S. subsidiary. The term loan bears interest at LIBOR + 6.7% (with a LIBOR floor of 2.00%). Interest is payable monthly in arrears and principal is repayable commencing on July 1, 2015 in 30 monthly installments. The loan is secured by all of our assets, including the equity of all our subsidiaries. Under the terms of the agreement, we granted MidCap Financial a warrant to purchase 200,000 C preference shares at an exercise price of $3.00 per share. This was converted into a warrant to purchase 64,000 ordinary shares at $9.38 per share immediately prior to the completion of our IPO in April 2014. We used $3.0 million of the proceeds of this facility to repay the Haemonetics borrowings described below and the balance is available for general working capital purposes, including ongoing investment in MosaiQTM.

Additionally, the terms of the term loan agreement contain various affirmative and negative covenants. In particular, we are not permitted to allow our consolidated net product revenue over a 12-month period to be lower than a range of minimum thresholds specified in the agreement, which increase each month. The testing dates are on the 15th of each month from January 2014 to February 2017, and the testing periods are the twelve full months ending one full calendar month preceding each testing date. In the event of our breach of the agreement, we may not be allowed to draw amounts under the agreement, and to the extent we have any amounts outstanding at the time of any breach, we may be required to repay such amounts earlier than anticipated. In addition, in the event of a default, the lender could foreclose on the collateral securing the loan.

Haemonetics Loan Notes

In 2010, we borrowed $3.0 million from Haemonetics, Inc., a healthcare company providing blood management solutions, by issuing loan notes in the same amount. Our borrowings from Haemonetics bore interest at a rate of 7.5% per annum calculated and payable quarterly in arrears, and were redeemable in March of 2017. On December 9, 2013, we repaid our Haemonetics borrowings in full with the proceeds of our MidCap Financial term loan agreement described above.

Cash Flows for the Years Ended March 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $7.5 million during the year ended March 31, 2014, which included net losses of $10.2 million and non-cash items of $1.8 million. Non-cash items were depreciation and amortization expense of $440,000, amortization of deferred debt issue costs of $464,000 and a share-based compensation expense of $933,000. We also experienced a net cash inflow of $0.9 million from changes in operating assets and liabilities during the period, consisting primarily of increases in accounts payable, accrued liabilities and accrued compensation and benefits offset by increases in accounts receivable, inventories and other assets.

Net cash used in operating activities was $3.6 million during the year ended March 31, 2013, which included net losses of $4.7 million and non-cash items of $1.2 million. Non-cash items were depreciation and amortization expense of $691,000 and share-based compensation expense of $471,000. We also had a net cash outflow of $66,000 from changes in operating assets and liabilities during the period.

Investing activities

Net cash used in investing activities was $7.0 million and $1.1 million for the years ended March 31, 2014 and 2013, respectively. Purchases of property & equipment in the year ended March 31, 2014 included $2.8 million for fixtures and equipment for use in our Eysins, Switzerland manufacturing facility and $3.5 million for the manufacturing system for the MosaiQTM consumable.

Financing activities

Net cash provided by financing activities was $17.5 million during the year ended March 31, 2014, consisting primarily of share issuance proceeds of $3.1 million, net borrowings of $11.6 million and receipt of a lease incentive of $2.9 million, which was offset by $166,000 of capital lease payments. Net cash provided by financing activities during the year ended March 31, 2013 was $4.7 million comprising $4.3 million from the issuance of preference shares and $0.4 million proceeds from capital leases.

Cash Flows for the Years Ended March 31, 2013 and 2012

Operating activities

Net cash used in operating activities was $3.6 million during the year ended March 31, 2013, which included net losses of $4.7 million and non-cash items of $1.2 million. Non-cash items were depreciation and amortization expense of $691,000 and share-based compensation expense of $471,000. We also had a net cash outflow of $0.1 million from changes in operating assets and liabilities during the period, including an increase in inventory of $0.8 million offset by an increase in accrued compensation expenses of $0.7 million. The increase in inventory was due primarily to the growth of our product sales.

The increase in accrued compensation expenses was primarily related to increases in accrued bonuses.

Net cash used in operating activities was $3.1 million during the year ended March 31, 2012, which included net losses of $4.5 million and non-cash items of $1.1 million. The non-cash items consisted of depreciation and amortization expense of $989,000 and a preference share warrant charge of $127,000. We also had a net cash inflow of $0.3 million from changes in operating assets and liabilities during the period, including an increase in inventory of $0.4 million offset by an increase in accounts payable of $1.1 million. The increase in inventory and accounts payable were primarily due to the growth of our product sales.

Investing activities

Net cash used in investing activities was $1.1 million for the year ended March 31, 2013, consisting of purchases of property and equipment of $0.9 million and purchases of intangible assets of $0.2 million.

Net cash used in investing activities was $0.4 million for the year ended March 31, 2012, consisting of purchases of property and equipment of $0.3 million and purchases of intangible assets of $0.1 million.

Financing activities

Net cash provided by financing activities was $4.7 million during the year ended March 31, 2013, consisting of $4.3 million from the issuance of preference shares and $0.4 million of net capital lease financing.

Net cash provided by financing activities was $6.7 million during the year ended March 31, 2012, consisting primarily of $12.2 million from the issuance of preference shares, offset by payments to QBDG amounting to $1.8 million for outstanding intercompany balances, the repurchase of A preference shares for $1.6 million, and a $1.8 million payment for intellectual property rights. We also repaid a $273,000 outstanding balance drawn on an invoice discounting facility

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next several years. We expect that our operating expenses will increase as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities.

Additionally, as a public company, we will incur significant audit, legal and other expenses that we did not incur as a private company. We believe that our existing capital resources, including funds available under our term loan with MidCap Financial, together with the net proceeds from our initial public offering, will be sufficient to fund our operations for at least the next twelve months. We expect other sources of funding to be available to us to fund our remaining development costs for MosaiQ™ including commercial partnership funding, the extension or expansion of our credit facilities and the issuance of new equity (including issuances of equity upon the exercise of our warrants).

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQTM and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;

•	our ability to enter into arrangements with one or more commercial partners with respect to the commercialization of MosaiQ™ in the highly fragmented patient market;

•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;

•	our ability to collect our accounts receivable;

•	our ability to generate cash from operations;

•	any acquisition of businesses or technologies that we may undertake; and

•	our ability to penetrate our existing market and new markets.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our credit facilities, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2014.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
MidCap Financial long term debt	$15,000	$—	$10,500	$4,500	$—
Interest on MidCap Financial debt	3,696	1,305	1,773	618	—
Operating and capital leases	11,599	2,447	4,654	3,117	1,381
STRATEC Biomedical development agreement(1) (2)	17,567	8,378	5,405	3,784	—
The Technology Partnership license agreement(3)	10,000	1,000	4,000	5,000	—
SCHOTT supply agreement(4)	12,955	5,024	7,639	292	—
Other	5,216	5,216	—	—	—

Total contractual obligations	$76,033	$23,370	$33,971	$17,311	$1,381

(1)	We have entered into a development agreement with STRATEC Biomedical AG, or STRATEC, in connection with the development of the MosaiQTM instrument. STRATEC’s fees under this agreement will total in aggregate $18.0 million (€13.1 million) using March 31, 2014 exchange rates, of which $0.4 million (€0.3 million) was paid prior to March 31, 2014. For a description of our development agreement with STRATEC, see “Business—MosaiQTM Manufacturing and Supply—STRATEC Biomedical AG”;
(2)	We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ™ instruments over a six year period starting after completion of the sixth development milestone (October 31, 2015). The total purchase obligation under this agreement is $71.4 million (€51.8 million) using March 31, 2014 exchange rates;
(3)	We have entered into a license agreement with The Technology Partnership, or TTP, related to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQTM consumables. We have agreed to pay $10.0 million to TTP payable in installments through March 2019. If at any time we do not pay the fee when due, we will continue to retain the license for blood grouping and disease screening applications, but lose the license for other diagnostic applications. For a description of our license agreement with TTP, see “Business—MosaiQTM Manufacturing and Supply—The Technology Partnership plc”;
(4)	We have entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQTM consumable through April 2017. The total purchase obligation under this agreement is $13.0 million (€9.4 million) using March 31, 2014 exchange rates. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to $10.0 million (€7.3 million), using March 31, 2014 exchange rates. For a description of our supply agreement with SCHOTT, see “ Business—MosaiQTM Manufacturing and Supply—SCHOTT Technical Glass Solutions GmbH”.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Codification, or ASC, Topic No. 605, “Revenue Recognition,” when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For product sales, the application of this policy results in sales revenue being recorded at the point of delivery of product to the customer.

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to ensure that our revenue recognition is in accordance with applicable accounting standards, including ASC Topic No. 605. In the last eighteen months, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that we will earn product development revenues when milestones are achieved, the nature of the milestones have been such that they effectively represent full completion of a particular part of a development program. As a result, we typically fully recognize milestone-related revenues as the milestones are achieved in accordance with applicable accounting standards.

Under certain development contracts, we also manufacture and supply the customer with finished products once it has been approved for use by relevant regulatory agencies. These agreements reflect both arrangements for product development and the sales prices and other contractual terms for subsequent supply of the product to the customer. Under these development contracts, we view the development service revenue as distinct from subsequent product sales revenue, and we recognize each separately as described above.

Accounts receivable consist primarily of amounts due from OEM customers, hospitals, donor testing laboratories, and distributors. Accounts receivable are reported net of an allowance for uncollectible accounts, which we also refer to as doubtful accounts. The allowance for doubtful accounts represents a reserve for estimated losses resulting from our inability to collect amounts due from our customers. Direct sales, where we may make many low value sales to a large number of customers, represents a larger risk of doubtful accounts, as opposed to OEM customer sales consisting primarily of a small number of well established businesses with whom we have a long trading history. The collectability of our trade receivables balances is regularly evaluated based on a combination of factors such as the ageing profile of our receivables, past history with our customers, changes in customer payment patterns, customer credit-worthiness and any other relevant factors. Based on these assessments, we adjust the reserve for doubtful accounts recorded in our financial statements.

Inventories

We record inventories at the lower of cost (first-in, first-out basis) or market (net realizable value), net of reserves. We record adjustments to inventory based upon historic usage, expected future demand and shelf life of the products held in inventory. We also calculate our inventory value based on the standard cost of each product. This approach requires us to analyze variances arising in the production process to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.

Intangible assets

The intangible assets included in our financial statements include intangible assets identified as at the time of the acquisition of the business of Alba Bioscience on August 31, 2007. At the time of this acquisition, we identified intangible assets related to customer relationships, master cell lines and certain other items, which include domain names and product trademarks. The customer relationships have been amortized over a five-year period, which resulted in them becoming fully amortized at August 31, 2012. The other items are being amortized over a seven-year period from August 31, 2007.

The intangible assets related to master cell lines reflect the know-how and market recognition associated with the cell lines, which are used as the source material of certain of our products. These cell lines are maintained by us and have an indefinite life. We have nevertheless decided to amortize the intangible assets over a forty-year period to reflect the possibility of market changes or other events resulting in the lines becoming technically obsolete at some future date. In the event that any of the lines cease to be used, we would record additional amortization at that point.

We also include in intangible assets the costs of obtaining product licenses for our products. These include external costs such as regulatory agency fees associated with the approval and bringing to market of our products once the development is complete. We amortize these over an expected product life of eight years, although if any such product ceased to be produced, we would record additional amortization at that point.

Income taxes

We account for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing NOLs and research and development credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2014, 2013 or 2012.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of the award at the grant date is calculated using the Black-Scholes model, which uses a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the financial statements included in this Annual Report.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

We have considered recent accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

Jobs Act

Under the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations.

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates as it impacts our interest income and expense.

Cash and cash equivalents. At March 31, 2014, we had cash and cash equivalents of $7.2 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are invested in interest-bearing savings and money market accounts. We do not enter into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Term loan facility. In December 2013, we entered into a $15.0 million term loan with MidCap Financial LLC, with the full facility being drawn down at the outset. The term loan carries a variable interest rate of 6.7% above LIBOR, with a LIBOR floor of 2.00%. If there is a rise in LIBOR interest rates above 2.00%, our debt service obligation would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. Assuming no change in our debt obligations from the amount drawn down under the term loan, a hypothetical one percentage point change in underlying variable rates would not currently change our annual interest expense and cash flow from operations.

Foreign currency exchange risk

We are subject to market risks arising from changes in foreign currency exchange rates and interest rates. Our UK operations have a functional currency of Pounds Sterling and have certain assets and liabilities that are denominated in U.S. Dollars and Euros. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus Euro exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U. S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable and intercompany indebtedness.

Prior to the completion of our initial public offering on April 30, 2014, we attempted to manage the net amounts held by entities outside the UK at any particular time to a net balance of less than $1 million. The net balance fluctuated from time to time, but we estimate that a hypothetical instantaneous 5% devaluation of the U.S. Dollar against the Pound Sterling and the Euro would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against, and therefore reduce, other expenses) of less than $0.1 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Pound Sterling and Euro against the U.S. Dollar would give rise to recognition of an exchange loss (which for financial reporting purposes would be included in other expenses) of less than $0.1 million before income tax effects.

Following the completion of our initial public offering, meaningful cash balances are now held by entities outside the UK in a mixture of Euros, Pounds Sterling and Swiss francs based upon the currency and amount of expected MosaiQTM development expenditures. Because these cash balances may not be the same as the functional currencies of the entities in which they are held, exchange rate fluctuations may result in foreign exchange gains and losses on our income statement until the planned MosaiQTM development expenditure has been incurred. However, as the cash balances are held in the same currency as the planned MosaiQTM development expenditures, there is no overall impact on our ability to finance them.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2014, the net loss arising in Pounds Sterling from our UK operations amounted to $11.5 million. This loss was largely due to the conversion of U.S. Dollar revenues into Pounds Sterling. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion of $300,000 per month to Pounds Sterling at a rate of $1.51 to £1.00 each month through June 2014. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2015, after taking account of the shelter provided by our existing hedging arrangements through June 2014. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

We do not use financial instruments for trading or other speculative purposes.

Our management does not believe that inflation in past years has had a significant impact on our results from operations. In the event inflation affects our costs in the future, we will offset the effect of inflation and maintain appropriate margins through increased selling prices.

Item 8. Financial Statements and Supplementary Data

The quarterly financial data required by this item may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations.”

Index to financial statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of March 31, 2014 and 2013	64
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2014, 2013 and 2012	65
Consolidated Statements of Redeemable Convertible Preference Shares and changes in Shareholders’ Deficit for the years ended March 31, 2014, 2013 and 2012	66
Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	67
Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quotient Limited

We have audited the accompanying consolidated balance sheets of Quotient Limited as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, redeemable convertible preference shares and changes in shareholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Limited at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Belfast, United Kingdom

June 26, 2014

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,192	$4,219
Trade accounts receivable, net	2,439	1,516
Inventories	4,557	3,324
Prepaid expenses and other current assets	5,200	1,112

Total current assets	19,388	10,171
Property and equipment, net	8,556	1,650
Intangible assets, net	967	1,070
Other non-current assets	897	—

Total assets	$29,808	$12,891

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,343	$2,338
Accrued compensation and benefits	2,014	1,064
Accrued expenses and other current liabilities	4,874	1,024
Current portion of lease incentive	485	—
Capital lease obligation	183	198

Total current liabilities	12,899	4,624
Long-term debt	15,105	3,000
Lease incentive, less current portion	2,423	—
Capital lease obligation, less current portion	154	307

Total liabilities	30,581	7,931
Commitments and contingencies (Note 7)	—	—
A Preference shares (nil par value) 12,719,954 shares issued and outstanding at March 31, 2014 and 2013, respectively. Aggregate preference in liquidation of $16,730 and $15,123 at March 31, 2014 and 2013, respectively	13,180	13,180
B Preference shares (nil par value) 14,583,407 and 14,440,901 shares issued and outstanding at March 31, 2014 and 2013, respectively. Aggregate preference in liquidation of $18,725 and $16,737 at March 31, 2014 and 2013, respectively	14,991	14,841
C Preference shares (nil par value) 929,167 and zero shares issued and outstanding at March 31, 2014 and 2013, respectively. Aggregate preference in liquidation of $2,893 and zero at March 31, 2014 and 2013, respectively	2,592	—
Shareholders’ deficit:
Ordinary shares ( nil par value) 60,044 and zero Ordinary shares, 244,141 and 75,914 A Ordinary shares and 37,957 and zero B Ordinary shares issued and outstanding at March 31, 2014 and 2013, respectively;	247	—
Deferred shares ( nil par value) zero A Deferred shares, zero and 37,957 B deferred shares, zero and 168,227 C deferred shares issued and outstanding at March 31, 2014 and 2013, respectively;	—	—
Distribution in excess of capital	(16,793)	(17,745)
Accumulated other comprehensive (loss) income	305	(186)
Accumulated deficit	(15,295)	(5,130)

Total shareholders’ deficit	(31,536)	(23,061)

Total liabilities, redeemable convertible preference shares and shareholders’ deficit	$29,808	$12,891

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2014	2013	2012
Revenue:
Product sales	$16,987	$13,753	$11,550
Other revenues	2,768	618	669

Total revenue	19,755	14,371	12,219

Cost of revenue	(8,406)	(7,169)	(6,749)

Gross profit	11,349	7,202	5,470
Operating expenses:
Sales and marketing	(2,705)	(2,252)	(1,674)
Research and development, net of government grants of $434, $1,286 and $313	(8,066)	(2,617)	(1,749)
General and administrative expenses:
Compensation expense in respect of share options and management equity incentives	(933)	(471)	—
Other general and administrative expenses	(8,537)	(6,353)	(6,011)

Total general and administrative expense	(9,470)	(6,824)	(6,011)

Total operating expenses	(20,241)	(11,693)	(9,434)

Operating loss	(8,892)	(4,491)	(3,964)
Other income (expense):
Interest income	—	57	87
Interest expense	(1,076)	(291)	(427)
Other, net	(197)	11	(169)

Other income (expense), net	(1,273)	(223)	(509)

Loss before income taxes	(10,165)	(4,714)	(4,473)
Provision for income taxes	—	—	—

Net loss	$(10,165)	$(4,714)	$(4,473)

Other comprehensive (loss) income:
Foreign currency (loss) gain	$491	$(239)	$548

Other comprehensive (loss) income	491	(239)	548

Comprehensive loss	$(9,674)	$(4,953)	$(3,925)

Net loss available to ordinary shareholders	$(10,165)	$(4,714)	$(4,473)

Net loss available to ordinary shareholders—basic and diluted	$(10,165)	$(4,714)	$(4,473)
Loss per ordinary share—basic and diluted	$(54.41)	$(62.97)	$(78.04)
Weighted-average shares outstanding—basic and diluted	186,817	74,866	57,317

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary Shares		Deferred Shares		Distribution in Excess of Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, March 31, 2011	3,447,485	$1,595	5,733,137	$8,443	197,696	$—	$—	$138	$(8,173)	$408

Issue of shares	3,447,485	1,586	—	—	525,710	—	—	—	—	—
Conversion of deferred shares	—	—	19,770	—	(19,770)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,057)	(4,057)
Foreign currency translation gain	—	—	—	—	—	—	—	495	—	495

Other comprehensive income	—	—	—	—	—	—	—	495	—	495

Balances at February 16, 2012	6,894,970	$3,181	5,752,907	$8,443	703,636	$—	$—	$633	$(12,230)	$(3,154)

Removal of share capital and reserves of predecessor on transfer of net assets via a common control transaction	(6,894,970)	(3,181)	(5,752,907)	(8,443)	(703,636)	—	27	(633)	12,230	3,181
Issue of A ordinary and deferred shares	—	—	56,936	—	225,162	—	—	—	—	—
Issue of A Preference shares, net of issue costs of $209	14,023,552	14,552	—	—	—	—	(14,761)	—	—	(14,761)
Issue of B Preference shares, net of issue costs of $360	10,640,664	10,841	—	—	—	—	—	—	—	—
Repurchase of A preference shares	(1,553,598)	(1,635)	—	—	—	—	—	—	—	—
Settlement of intercompany debt with predecessor	—	—	—	—	—	—	(1,750)	—	—	(1,750)
Payment to predecessor shareholder	—	—	—	—	—	—	(1,840)	—	—	(1,840)
Conversion of deferred shares	—	—	12,652	—	(12,652)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—		(416)	(416)
Foreign currency translation gain	—	—	—	—	—	—	—	53	—	53

Other comprehensive income	—	—	—	—	—	—	—	53		53

Balances, March 31, 2012	23,110,618	$23,758	69,588	$—	212,510	$—	$(18,324)	$53	$(416)	$(18,687)

Issue of A Preference shares, upon exercise of warrants	250,000	263	—	—	—	—	—	—	—	—
Issue of B Preference shares, upon exercise of warrants	3,800,237	4,000	—	—	—	—	108	—	—	108
Conversion of deferred shares	—	—	6,326	—	(6,326)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,714)	(4,714)
Foreign currency translation loss	—	—	—	—	—	—	—	(239)	—	(239)

Other comprehensive loss	—	—	—	—	—	—	—	(239)	—	(239)
Stock-based compensation,	—	—	—	—	—	—	471	—	—	471

Balances, March 31, 2013	27,160,855	$28,021	75,914	$—	206,184	$—	$(17,745)	$(186)	$(5,130)	$(23,061)

Issue of shares, upon exercise of warrants	142,506	150	—	—	—	—	19	—	—	19
Issue of shares, net of issue costs of $195	929,167	2,592	60,044	247	—	—	—	—	—	247
Conversion of deferred shares	—	—	206,184	—	(206,184)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,165)	(10,165)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	94	—	94
Foreign currency translation gain	—	—	—	—	—	—	—	397	—	397

Other comprehensive loss	—	—	—	—	—	—	—	491	—	491
Stock-based compensation,	—	—	—	—	—	—	933	—	—	933

Balances, March 31, 2014	28,232,528	$30,763	342,142	$247	—	$—	$(16,793)	$305	$(15,295)	$(31,536)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year Ended March 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net loss	$(10,165)	$(4,714)	$(4,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	622	691	989
Share-based compensation	933	471	—
Amortization of deferred debt issue costs	464	—	—
Fair value of preference share warrants	—	—	127
Net change in assets and liabilities:
Trade accounts receivable, net	(748)	(64)	(86)
Inventories	(897)	(776)	(417)
Accounts payable and accrued liabilities	5,100	(200)	1,107
Accrued compensation and benefits	874	720	(72)
Lease incentive	2,907	—	—
Other assets	(3,470)	254	(240)

Net cash used in operating activities	(4,380)	(3,618)	(3,065)
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,226)	(891)	(350)
Refund (purchase) of intangibles assets	94	(234)	(65)

Net cash used in investing activities	(7,132)	(1,125)	(415)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(166)	410	(41)
Proceeds from issuance of preference shares, net of issue costs	2,885	4,263	12,217
Proceeds from issuance of ordinary shares	247	—	—
Proceeds from drawdown of new debt	15,000	—	—
Repayment of debt	(3,000)	—	—
Debt issue costs	(372)	—	—
Repurchase of preference shares	—	—	(1,635)
Settlement of debt with former parent company	—	—	(1,750)
Payment to predecessor shareholder	—	—	(1,840)
Proceeds from (repayment of) invoice discounting facility	—	—	(273)

Net cash generated from financing activities	14,594	4,673	6,678
Effect of exchange rate fluctuations on cash and cash equivalents	(109)	(65)	597

Change in cash and cash equivalents	2,973	(135)	3,795
Beginning cash and cash equivalents	4,219	4,354	559

Ending cash and cash equivalents	$7,192	$4,219	$4,354

Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$637	$123	$412

The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization and Business

On January 18, 2012, Quotient Limited (“the Company”) was incorporated in accordance with the Companies (Jersey) Law. On February 16, 2012, in consideration for the issue of 14,023,552 A Preference shares to Quotient Biodiagnostics Group Limited (“QBDG” or “the Predecessor”) Quotient Limited acquired the entire issued share capital of Alba Bioscience Limited (“Alba”), Quotient Biodiagnostics, Inc. (“QBDI”) and QBD (QSIP) Limited (“QSIP”) from QBDG.

On February 16, 2012 Quotient Limited also: (i) issued 10,640,664 B Preference shares to third-party investors; (ii) issued 56,936 A Ordinary shares, 18,978 A Deferred shares, 37,957 B Deferred shares and 168,227 C Deferred shares to the holders of equivalent shares in QBDG; (iii) repurchased 1,553,598 A Preference shares; and (iv) purchased certain intellectual property rights relating to MosaiQTM from QBDG.

The acquisition of Alba, QBDI and QSIP by Quotient Limited is a combination of entities under common control as these entities were all controlled by QBDG prior to their acquisition by Quotient Limited. It recognized the assets and liabilities of Alba, QBDI and QSIP at their carrying amounts in the financial statements of those companies. The excess of the subscription value of A Preference shares issued to QBDG over the carrying amounts of transferred net assets was treated as an equity transaction and was recorded as distribution in excess of capital in the Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit. Quotient Limited is a continuation of QBDG and its subsidiaries, accordingly, the consolidated financial statements include the assets, liabilities and results of operations of the subsidiaries transferred since their inception. The transfer of intellectual property rights from QBDG to QSIP is accounted for as a transaction between entities under common control. All of the amounts paid by QSIP in exchange for the asset is shown as a payment to predecessor shareholder in the statements of cash flows.

The principal activity of Quotient Limited and its subsidiaries (the “Group” and or the “Company”) is the development, manufacture and sale of products for the global transfusion diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide.

Quotient Limited completed an initial public offering for its ordinary shares on April 30, 2014 pursuant to which it issued 5,000,000 units each consisting of one ordinary share, no par value and one warrant to purchase 0.8 of one ordinary share at an exercise price of $8.80 per whole ordinary share, raising $40 million of new equity share capital before issuing expenses. The Company believes it has sufficient resources to fund its operations for at least the next twelve months.

Immediately prior to its initial public offering, the Company’s outstanding preference shares, A ordinary shares and B ordinary shares were converted to ordinary shares and the ordinary shares then outstanding were consolidated into 32 new ordinary shares for each 100 existing ordinary shares. The number of ordinary and deferred shares and number of options and warrants to acquire ordinary shares are presented in these financial statements on the basis of the number after this consolidation. The number of preference shares are shown on the basis of the number before this consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain (loss) as part of other income or expenses in the Consolidated Statements of Comprehensive Loss. Adjustments resulting from translating the financial statements of all foreign subsidiaries into U.S. dollars are reported as a separate component of accumulated other comprehensive income (loss) and changes in shareholders’ deficit. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at rates approximating the weighted average rates during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company’s valuation techniques used to measure fair value maximized the use of observable inputs and minimized the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4, “Fair Value Measurements,” for information and related disclosures regarding our fair value measurements.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2014 and 2013, all cash and cash equivalents comprised cash balances held with the banks used by the company and its subsidiaries. At March 31, 2014, the Company held $345 in a restricted account as security for the property rental obligations of the group’s Swiss subsidiary.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2014 and 2013 was $85 and $45, respectively.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting entirely of foreign exchange contracts, are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s derivative instruments consist of large financial institutions of high credit standing.

The Company’s main financial institutions for banking operation holds 99% of the Company’s cash and cash equivalents as of March 31, 2013.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2014 or March 31, 2013. This customer represented 30% and 53% of the accounts receivable balances, as of March 31, 2014 and March 31, 2013, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2013, 2012 and 2011. This customer represented 54%, 55% and 45% of total product sales for the fiscal years March 31, 2014, 2013 and 2012, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2014 and 2013, respectively.

Property and equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

•	Plant, machinery and equipment—4 to 25 years;

•	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended 2014, 2013 and 2012, no impairment losses have been recorded.

Intangible Assets and Goodwill

Intangible assets related to product licenses are recorded at cost, less accumulated amortization. Intangible assets related to technology and other intangible assets acquired in acquisitions are recorded at fair value at the date of acquisition, less accumulated amortization. Intangible assets are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2014, 2013 or 2012.

Goodwill represents the excess of the purchase price in a business combination over the fair value of tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill resulting from a business combination in 2007 has been fully impaired.

Revenue Recognition

The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. Customers have no right of return except in the case of damaged goods. The Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. The terms of these arrangements may include non-refundable upfront payments, milestone payments, other contingent payments and royalties on any product sales derived on collaboration. Up-front fees received in connection with collaborative agreements are deferred upon receipts, are not considered a separate unit of accounting and are recognized as revenues over the relevant performance periods. Revenues related to research and development services included in a collaboration agreement are recognized as research and services are performed over the related performance periods for each contract. A payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. During the fiscal year ended March 31, 2014, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE marketing milestone. The agreement also contains one further milestone of $650 payable when OCD orders $250 of the rare antisera products covered by the agreement. This payment, if received at some future date, will represent a royalty payment and will be recognized when the sales target is achieved.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs, including the expenses for research under collaborative agreements, as such costs are incurred. Where government grants are available for the sponsorship of such research, the grant receipt is included as a credit against the related expense.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Comprehensive Loss.

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s ordinary shares price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures).

Preference Share Warrant Liability

The Company accounts for freestanding warrants to purchase shares of its redeemable convertible preference shares as a liability on the consolidated balance sheets. The warrants to purchase redeemable convertible preference shares are recorded as a liability because the underlying shares are contingently redeemable and, therefore may obligate the Company to transfer value at some point. The warrants are recorded at fair value upon issuance and are subject to re-measurement to fair value at each balance sheet date, with any change in fair value recognized as component of other income (expense), net on the Consolidated Statements of Comprehensive Loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants, the completion of a deemed liquidation event, conversion of redeemable convertible preference shares into ordinary shares, or until the holders of the redeemable convertible preference shares can no longer trigger a liquidation event. At that time, the preference share warrant liability will be classified into permanent equity.

Derivative Financial Instruments

In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of these exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue denominated in foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

The Company considers its most current forecast in determining the level of foreign currency denominated revenue to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to the consolidated statement of comprehensive loss at that time.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

Note 2.	Intangible Assets

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Customer relationships	$3,283	$(3,283)	$—	—
Brands associated with acquired cell lines	677	(112)	565	33.4 years
Product licenses	589	(200)	389	6.6 years
Other intangibles	213	(200)	13	0.4 years

Total	$4,762	$(3,795)	$967

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Customer relationships	$2,989	$(2,989)	$—	—
Brands associated with acquired cell lines	617	(86)	531	34.4 years
Product licenses	626	(126)	500	8 years
Other intangibles	194	(155)	39	1.4 years

Total	$4,426	$(3,356)	$1,070

Amortization expense was $103, $354 and $713 in financial years 2014, 2013, and 2012, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2013, is estimated as follows:

2015	$88
2016	76
2017	76
2018	76
2019	76
Thereafter	575

Total	$967

Note 3.	Debt

Long-term debt comprises:

	March 31,
	2014	2013
Long-term debt	$15,000	$3,000
Fees due on final repayment of debt	487	—
Fair value of associated preference share warrant, net of amortization	(382)	—

Total accrued compensation and benefits	$15,105	$3,000

The outstanding debt and the fee due on final repayment fall due as follows:

2015	$—
2016	4,500
2017	6,000
2018	4,987
2019	—
Thereafter	—

Total	$15,487

In 2010, Alba issued $3,000 of loan notes to Haemonetics S.A. (Haemonetics). The loan notes were issued in conjunction with an Evaluation; Supply and License Agreement entered into by Alba and Haemonetics. Under that agreement, Haemonetics was granted a license to evaluate the use of blood-typing reagents developed and manufactured by the Company within the Haemonetics products. The loan notes were redeemable in March 2017 and incur interest at a rate of 7.5% per annum.

On December 9, 2013, the Company drew down $15,000 under a new secured bank facility agreement with MidCap Financial LLC and repaid the $3,000 of loan notes with Haemonetics. The new facility is repayable over a four year period with no repayments being due until eighteen months from the drawdown date and then equal amounts being repayable monthly over the remaining thirty months. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable to the facility is the higher of the actual market rate from time to time or 2.0%.

Note 4.	Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts(1)	$94	$—	$—	$94

Total assets measured at fair value	$94	$—	$—	$94

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of preference share warrants	$—	$—	$421	$421

Total liabilities measured at fair value	$—	$—	$421	$421

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts(1)	$20	$—	$—	$20

Total assets measured at fair value	$20	$—	$—	$20

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of preference share warrants	$—	$—	$19	$19

Total liabilities measured at fair value	$—	$—	$19	$19

(1)	Contract fair values are determined based on quoted prices for similar assets in active markets using inputs such as currency rates and forward points.

The change in the estimated fair value of preference share warrant liabilities is summarized below:

March 31, 2012	127
Exercise of warrants	(108)

March 31, 2013	$19
Exercise of warrants	(19)
Issue of warrants	421

March 31, 2014	$421

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate their respective fair values because of the short term nature of these accounts. The fair value of long-term debt approximates the recorded value.

Note 5.	Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31,
	2014	2013
Raw materials	$1,420	$1,029
Work in progress	2,031	1,303
Finished goods	1,106	992

Total	$4,557	$3,324

Prepaid expenses and other current assets

Prepaid expenses and other current assets at March 31, 2014 includes $2,413 of costs associated with the company’s initial public offering which was completed on April 30, 2014. The total costs of the initial public offering through to its completion will be allocated between the shares and warrants issued as part of that offering and offset against the equity raised or charged through the consolidated statement of comprehensive loss in the first quarter of the fiscal year ending March 31, 2015.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31,
	2014	2013
Plant and machinery	$7,063	$2,752
Leasehold improvements	3,594	340

Total property and equipment	10,657	3,092
Less: accumulated depreciation	(2,101)	(1,442)

Total property and equipment, net	$8,556	$1,650

Plant and machinery at March 31, 2014 includes $2,082 of payments on account related to equipment being developed for use at the MosaiQTM consumable manufacturing facility in Switzerland. Depreciation expenses were $519, $337 and $276 in financial years 2014, 2013, and 2012, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31,
	2014	2013
Salary and related benefits	$75	$61
Accrued vacation	26	36
Accrued payroll taxes	281	397
Accrued incentive payments	1,632	570

Total accrued compensation and benefits	$2,014	$1,064

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,
	2014	2013
Accrued legal and professional fees	$2,007	$68
Accrued interest	112	169
Goods received not invoiced	590	264
Fair value of preference share warrants liability	421	19

	March 31,
	2014	2013
Accrued development expenditure	799	—
Other accrued expenses	945	504

Total accrued expenses and other current liabilities	$4,874	$1,024

Note 6.	Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2019. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $1,293, $746 and $576 in financial years ended March 31, 2014, 2013, and 2012, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2014:

2015	$2,264
2016	2,288
2017	2,212
2018	1,733
2019	1,384
Thereafter	1,381

Total minimum future lease payments	$11,262

The company has entered into capital leases for the purchase of equipment that has a gross and net book value of $882 and $546 respectively as of March 31, 2014 and $804 and $609 respectively as of March 31, 2013.

The following is a schedule of future annual repayments on capital leases as of March 31, 2014:

2015	$183
2016	154

Total minimum future lease payments	$337

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2014:

2014	$19,618
2015	9,744
2016	7,300
2017	6,076
2018	3,000

Total minimum future purchase obligations	$45,738

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791 for the development MosaiQTM. The total grant claimed to March 31, 2014 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and whilst the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $300 and purchase pounds sterling at a rate of £1:$1.51 in each calendar month in the first quarter of the financial year ending March 31, 2015. The fair value of these contracts at March 31, 2014 amounted to $94.

The foreign currency forward contracts were entered into to mitigate the foreign exchange risk arising from the fluctuations in the value of US dollar denominated transactions entered into by our UK subsidiary. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the twelve months ended March 31, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions.

Note 7.	Geographic Information

The Company operates in one business segment. Revenues are attributed to countries based on the location of the Company’s channel partners as well as direct customers.

The following table represents revenue attributed to countries based on the location of the customer:

	Year Ended March 31,
	2014	2013	2012
Revenue:
United States	$9,705	$6,027	$4,874
United Kingdom	907	1,253	1,878
France	3,352	2,825	1,099
Japan	2,162	2,030	1,805
Other foreign countries(1)	3,629	2,236	2,563

	$19,755	$14,371	$12,219

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31,
	2014	2013
Long-lived assets:
United Kingdom	$5,814	$1,642
Switzerland	2,742	—
United States	—	8

	$8,556	$1,650

Note 8.	Ordinary, Deferred and Preference Shares

Ordinary and Deferred shares

The Company’s issued and outstanding ordinary and deferred shares consist of the following:

	Shares Issued and Outstanding March 31, 2014	Shares Issued and Outstanding, March 31, 2013
Ordinary shares	60,044	—
A Ordinary shares	244,141	75,914
B Ordinary shares	37,957	—
A Deferred shares	—	37,957
B Deferred shares	—	37,957
C Deferred shares	—	168,227

Total	342,142	282,098

On February 16, 2012, the Company issued 56,936 A Ordinary shares, 18,978 A Deferred shares, 37,957 B Deferred shares and 525,710 C Deferred shares to the holders of similar shares in QBDG, the former holding company of the group. On December 23, 2013, and March 28, 2104 the Company issued 40,029 and 20,015 ordinary shares as a result of exercise of share options.

The pertinent rights and privileges of holders of the various classes of shares are as follows:

Dividend Rights. The Ordinary shares, the A Ordinary shares and the B Ordinary shares are eligible to receive dividends and share equally with the B Preference shares in any dividends paid by the Company provided that the fixed dividend due on the A Preference Shares has been paid. The A, B and C deferred shares are not eligible to receive dividends.

Conversion Rights. The A Deferred shares convert to A Ordinary shares over time at a rate of one A Ordinary share for each A Deferred share. The B Deferred shares convert to B Ordinary Shares at a rate of one B Ordinary share for each B Deferred share upon a fundraising or exit event with a value of $40 million or more. The C Deferred shares convert to A Ordinary shares at a rate of one A Ordinary share for each C Deferred share upon the earlier of an exit event or September 21, 2013.

Redemption Rights. The Ordinary shares, the A Ordinary shares, the B Ordinary shares, the A Deferred shares, the B Deferred shares and the C Deferred shares have no redemption rights.

Liquidation Rights. The assets of the Company are to be applied in the following order of priority in the event of a liquidation of the Company. Firstly, to pay to the holders of the A Preference shares and the B Preference Shares an amount equal to the original subscription price of $1.0526 per share, and a dividend of 12% per annum calculated on the original subscription price from the date of issue of the shares to the date of liquidation to the extent such dividend has not previously been paid. Secondly, to pay to the holders of the Ordinary shares an amount equal to the original subscription price. Thirdly, to pay to the holders of the A Ordinary shares and the B Ordinary shares, an amount equal to the original subscription price. Fourthly to pay to the holders of the Deferred shares the sum of one pound sterling in aggregate and the balance of any remaining assets is to be distributed equally between the holders of the Ordinary shares, the A Ordinary shares and the B Ordinary shares.

Voting rights. The Ordinary shares have one vote per share. The A Ordinary shares, the B Ordinary shares, the A Deferred shares, the B Deferred shares and the C Deferred shares have no voting rights.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding March 31, 2014	Shares Issued and Outstanding, March 31, 2013	Liquidation amount per share March 31, 2014	Liquidation amount per share March 31, 2013
A Preference shares	12,719,954	12,719,954	$1.32	$1.19
B Preference shares	14,583,407	14,440,901	$1.28	$1.16
C Preference shares	929,167	—	$3.11	$—

Total	28,232,528	27,160,855

On February 16, 2012, the Company issued 10,640,664 no par value B Preference shares for cash of $1.0526 per share. On the same date it also issued 14,023,552 no par value A Preference shares in exchange for 100% of the issued share capital of Alba, QSIP and QBD and repurchased 1,553,598 A Preference shares from QBDG for $1.0526 per share payable in cash. It also granted warrants for the issue of up to 3,800,237 B Preference shares and 950,060 A Preference shares at $1.0526 per share. On February 14, 2013 all of the B Preference and 250,000 of the A Preference share warrants were exercised resulting in the issue of 3,800,237 B Preference shares for cash of $4,000 and 250,000 A Preference shares for cash of $263. At March 31, 2013 warrants for the issue of 700,060 A Preference shares at $1.0526 per share remain outstanding. On June 28, 2013 142,506 A preference share warrants were exercised resulting in the issue of 142,506 A preference shares for cash of $1.0526 per share. The remaining outstanding warrants to acquire A preference shares were cancelled on that date. The 142,506 A preference shares issued on June 28, 2013 were converted to B preference shares in December 2013. On December 6, 2013 the Company issued 929,167 C Preference shares at a price of $3.00 per share.

The Company recorded the A Preference shares and the B Preference shares at fair value of $1.0526 per share on the date of issuance. The Company recorded the C Preference shares at fair value of $3.00 per share on the date of issuance. The Company classifies A Preference shares B and C Preference shares outside of shareholders’ deficit because the shares contain certain redemption features that are not solely within the Company’s control. For the years ended March 31, 2014 and 2013, the Company did not adjust the carrying values of the Preference shares to the deemed redemption values of such shares since no events requiring redemption of such shares were probable at each balance sheet date. Subsequent adjustments to increase the carrying values to the ultimate redemption values will be made only when it becomes probable that such events will occur.

The rights of holders of A Preference shares, the B Preference shares and the C Preference shares are as follows:

Dividend Rights. The holders of A Preference shares are entitled to receive cumulative fixed dividends at the per share rate of 12% per annum of the original issue price out of funds legally available to be paid on September 30 each year, subject to the consent of the holders of the B preference shareholders. To date, no dividend payments have been approved or made. The holders of the B and C Preference shares are only entitled to dividends if and when the directors of the Company determine that such a dividend should be paid.

Conversion Rights. The A Preference shares, the B Preference shares and the C Preference shares convert to Ordinary shares at a rate of one Ordinary share for each A Preference share, B Preference share or C preference share at any time at the option of the holders of the Preference shares or automatically upon closing of a Qualified Public Offering as defined in the Company’s Articles of Association.

Redemption Rights. The A Preference shares and the B and C Preference shares are both redeemable in equal amounts at any time after February 12, 2017 at the option of the holders of the B and C Preference shares.

Liquidation Rights. The assets of the Company are to be applied in the following order of priority in the event of a liquidation of the Company. Firstly, to pay to the holders of the A Preference shares and the B and C Preference Shares an amount equal to the original subscription price of $1.0526 or $3.00 per share, and a dividend of 12% per annum calculated on the original subscription price from the date of issue of the shares to the date of liquidation to the extent such dividend has not previously been paid. Secondly, to pay to the holders of the Ordinary shares an amount equal to the original subscription price. Thirdly, to pay to the holders of the A Ordinary shares and the B Ordinary shares, an amount equal to the original subscription price. Fourthly to pay to the holders of the Deferred shares the sum of one pound sterling in aggregate and the balance of any remaining assets is to be distributed equally between the holders of the Ordinary shares, the A Ordinary shares and the B Ordinary shares.

Voting Rights. The A Preference shares, the B Preference shares and the C Preference shares all have one vote per share.

The fair value of the above warrants was determined using the Black-Scholes valuation model with the following assumptions:

	Year Ended March 31,
	2013	2012
Fair value of preferred shares	$3.00	$1.05
Risk free interest rate	2.77%	2.05%
Weighted-average expected lives (years)	10.0	1.0
Volatility	59.72%	72.43%

Note 9.	Share-Based Compensation

The Company records share-based compensation expense in respect of options issued under the 2012 Option Plan and in respect of the deferred shares issued to employees. Share-based compensation expense amounted to $ 933 in the year ended March 31, 2014, $471 in the year ended March 31, 2013 and $nil in prior years.

2012 Option Plan

The 2012 Option Plan (the “Option Plan”) was designed in order to grant options on Ordinary shares in the capital of the Company to certain of its directors and employees. The purpose of the Option Plan is to provide employees with an opportunity to participate directly in the growth of the value of the Company by receiving options for shares.

Each option converts into one Ordinary share of the Company on exercise.

The 2012 Option Plan was approved by the shareholders as part of the arrangements relating to the issue of the A Preference Shares and B Preference shares on February 16, 2012.

The total number of shares in respect of which options may be granted under the 2012 Option Plan is limited at 839,509. Options that lapse or are forfeited are available to be granted again.

Options generally vest over a period of three years but certain employees have shorter vesting periods. The contractual life of all options is 10 years. Options are also only exercisable after the Company becomes a public company or in the event of an acquisition of 75% or more of the share capital of the Company by a third party.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value(1)
Outstanding—March 31, 2012	—	$—	—	$—
Granted	369,400	1.44	120	566
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding—March 31, 2013	369,400	$1.44	116	$566
Granted	477,149	4.21	120	—
Exercised	(60,044)	4.08	—	—
Forfeited	(7,043)	4.87	—	—

Outstanding—March 31, 2014	779,462	$2.92	109	$3,960

Vested and expected to vest—March 31, 2014	659,523	$2.92	109	$3,350

Exercisable—March 31, 2013	79,335	$1.44	102	$521

(1)	Intrinsic value is calculated as the difference between the fair value of the Company’s ordinary shares as of the end of each reporting period and the exercise price of the option.

The following table summarizes the options granted in 2013 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Weighted Average Exercise Prices	Ordinary Shares Fair Value Per Share at Grant Date	Intrinsic Value
August 31, 2012	180,917	$1.44	$2.97	$277
February 15, 2013	188,483	$1.44	$2.97	$289
April 11, 2013	96,000	$0.003	$2.97	$285
June 28, 2013	241,614	$3.29	$3.29	$—
November 18, 2013	60,335	$9.38	$9.38	$—
February 13, 2014	12,000	$9.38	$8.00	$—
March 4, 2014	67,200	$8.00	$8.00	$—

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share volatilities of a selection of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own ordinary shares.

Fair value of ordinary shares. Transactions involving the preference share capital of the company determined the fair values of the ordinary shares at the grant dates. The preference shares have preferred rights versus the ordinary shares as regards capital redemption and dividends but after all other shares have been paid out the balance of any residual assets is shared amongst the ordinary shareholders. The preference shareholders may convert their shares to ordinary shares at any time.

Based on these share rights, the fair value of the ordinary shares will not exceed the fair value of the preference shares but may equal it, if it appears likely that the value of the company as a whole exceeds the entitlements of the preference shares thus making it more likely than not that the preference shareholders will opt to convert their shares.

The directors have considered the progress of the company at each option award date and determined the fair market value of the ordinary shares by reference to the fair values of the preference shares plus an appropriate discount.

Risk-Free Interest Rate. The risk-free interest rate is based on the UK Government 10 year bond yield curve in effect at the time of grant.

Expected term. The expected term is determined after giving consideration to the contractual terms of the share-based awards, graded vesting schedules ranging from one to three years and expectations of future employee behavior as influenced by changes to the terms of its share-based awards.

Expected dividend. According to the terms of the awards, the exercise price of the options is adjusted to take into account any dividends paid. As a result dividends are not required as an input to the model, as these reductions in the share price are offset by a corresponding reduction in exercise price.

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year Ended March 31,
	2014	2013
Risk free interest rate	2.25%	2.05%
Weighted-average expected lives (years)	3.00	2.33
Volatility	59.91%	64%
Dividend Yield	0.00%	0.00%

Weighted average grant date fair value (per share)	$4.77	$2.97
Value Granted (total)	$2,276	$1,097
Number granted in year	477,149	369,400

The supervisory board deemed the fair value of the Company’s ordinary shares to be $0.95 per share on March 31, 2013.

As of March 31, 2013, total compensation cost related to unvested share options granted to employees not yet recognized was $783 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 2 years and will be adjusted for subsequent changes in estimated forfeitures.

Deferred shares

Deferred shares were granted as follows:

	Year Ended March 31,
	2014	2013	2012
Weighted average grant date fair value (per share)	$—	$—	$2.78
Value Granted (total)	$—	$—	$626
Number granted in year	—	—	225,162

Share based compensation expense arising on the deferred shares amounted to $156 and $365 in the years ended March 31, 2014 and March 31, 2013. As of March 31, 2014, there was no remaining unrecognized compensation cost related to deferred shares.

Note 10.	Income Taxes

No provision has been made for current or deferred income taxes in any period. The statutory tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the USA and the United Kingdom and are subject to corporate income taxes in those countries. Both these entities have incurred trading losses and no corporate income taxes have been provided for. A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	March 31,
	2014	2013	2012
Income Tax Expense at Statutory Rate	$—	$—	$—
Foreign Tax Rate Differential	(439)	(488)	(681)
Increase in valuation allowance against deferred tax assets	439	488	681

Provision for Income Taxes	$—	$—	$—

Significant components of deferred tax assets are as follows:

	March 31,
	2014	2013
Deferred tax assets:
Provisions and reserves	$12	$5
Net operating loss carry forwards	6,151	4,200

Gross deferred tax assets	$6,163	$4,205

Fixed asset basis difference	(941)	(174)

Gross deferred tax liabilities	$(941)	$(174)

Net deferred tax asset	$5,222	$4,031

Valuation Allowance	(5,222)	(4,031)

Net deferred tax asset	$—	$—

The Company maintains a valuation allowance on net operating losses and other deferred tax assets in jurisdictions for which it does not believe it is more-likely-than-not to realize those deferred tax assets based upon all available positive and negative evidence, including historical operating performance, carryback periods, reversal of taxable temporary differences, tax planning strategies, and earnings expectations.

As of March 31, 2014, the Company has net operating loss carry forwards of approximately $20,351 and $6,685 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, approximately $3,872 of these tax effected carry forwards will expire between 2029 and 2034. The remaining portion of the carry forwards arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2012 through March 31, 2014, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files consolidated and separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2013 and there are no ongoing tax examinations in any jurisdiction.

Note 11.	Defined Contribution Plan

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Pension costs during the years ended March 31, 2014, 2013 and 2012 amounted to $349, $263 and $228, respectively.

Note 12.	Net Loss Per Share

The Company applies the two-class method when computing its earnings per share, which requires that net income per share for each class of share (ordinary shares and preference shares) be calculated assuming 100% of the Company’s net income is distributed as dividends to each class of share based on their contractual rights.

In accordance with ASC 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the conversion of the Company’s deferred and preference shares and the warrants to acquire preference shares.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year Ended March 31,
	2014	2013	2012
Numerator:
Net loss	$(10,165)	$(4,714)	$(4,473)

Net loss available to ordinary shareholders	$(10,165)	$(4,714)	$(4,473)

Net loss available to ordinary shareholders—diluted	$(10,165)	$(4,714)	$(4,473)

Denominator:
Weighted-average ordinary shares outstanding—basic and diluted	186,817	57,317	56,936

Loss per ordinary share—basic and diluted	$(54.41)	$(78.04)	$(81.16)

B preference shares are participating securities with no contractual obligation to share in the losses of the Company. Accordingly, no losses were allocated to B preference shares in the calculation of loss per share in the periods presented.

No cumulative dividend is included in net loss for EPS calculation as A preference share dividends, based on their terms are not considered earned.

Basic and diluted loss per share in 2012 have been computed assuming the ordinary shares issued to the Company’s shareholders upon its formation were outstanding for the whole of the year ended March 31, 2012.

The options to purchase ordinary shares, the deferred shares, the A Preference shares, the B Preference shares and the warrants to purchase A Preference Shares and B Preference shares have been excluded from the above computation of earnings per share for the years ended March 31, 2013 and March 31, 2012 as their inclusion would have been anti-dilutive. The following sets out the numbers of the shares, deferred shares, options and warrants excluded from the above computation of earnings per share for the years ended March 31, 2013 and March 31, 2012, as their inclusion would have been anti-dilutive.

	Year Ended March 31,
	2014	2013	2012
A Preference shares	4,070,385	4,070,385	3,990,385
Warrants to purchase A Preference shares	—	224,019	304,019
B Preference shares	4,666,690	4,621,088	3,405,012
Warrants to purchase B Preference shares	—	—	1,216,076
C Preference shares	297,333	—	—
Deferred shares	—	206,184	212,511
Options to purchase ordinary shares	779,462	369,400	—

Anti-dilutive shares	9,813,870	9,491,076	9,128,003

The share numbers in the above table have been adjusted to reflect the 32 for 100 ordinary share consolidation immediately prior to the Company’s initial public offering.

Note 13.	Litigation

Our subsidiary Alba is involved in a dispute with Scottish National Blood Transfusion Service (“SNBTS”) related to an agreement between the two parties in 2007 pursuant to which Alba purchased its business from SNBTS. SNBTS claims that pursuant to this agreement, it is entitled to 15% of the value of the continuing business of Alba as at August 31, 2012 or approximately $3,100.

On May 22, 2014 an independent accountant determined the value of Alba’s continuing business and the valuation limits the maximum amount payable by Alba to £224 or approximately $373 at current exchange rates. The company intends to pursue further legal processes which the directors believe will reduce this maximum liability and may eliminate it entirely.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c) Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Directors

Below is a list of the names, ages as of March 31, 2014 and positions, and a brief account of the business experience of the individuals who serve as our executive officers and directors.

Name	Age	Position
Paul Cowan	53	Chairman & Chief Executive Officer
Jeremy Stackawitz	39	President
Edward Farrell	44	President
Stephen Unger	44	Chief Financial Officer
Roland Boyd	58	Group Financial Controller and Treasurer
Thomas Bologna	66	Director
Frederick Hallsworth	61	Director
Brian McDonough	67	Director
Zubeen Shroff	49	Director
John Wilkerson	70	Director

Paul Cowan, Chairman & Chief Executive Officer

Paul Cowan is our Chief Executive Officer and Chairman of our Board of Directors. Mr. Cowan founded us through the acquisition of Alba Bioscience in 2007. He has a broad range of healthcare industry experience gained through over 15 years of employment within industry and investment banking. Previously, Mr. Cowan served as the Chief Financial Officer of Inveresk Research Group, a global contract research organization that was acquired by Charles River Laboratories in 2004. Prior to joining Inveresk in 2001, Mr. Cowan was a senior executive within the Investment Banking department of Bear Stearns & Co., where he led the European biotechnology practice. Prior to Bear Stearns, Mr. Cowan was a senior executive within the Investment Banking department of Morgan Grenfell (acquired by Deutsche Bank in 1990). Mr. Cowan received a Bachelor of Business in accounting from Queensland University of Technology.

Jeremy Stackawitz, President

Jeremy Stackawitz joined us in March 2009 and serves as one of our two Presidents. Mr. Stackawitz has over 17 years of healthcare industry experience gained through various consulting and industry roles. From 2007 to 2009, Mr. Stackawitz was Worldwide Commercial Director for Immunohematology of Ortho Clinical Diagnostics, a Johnson & Johnson company. Prior to this senior role, Mr. Stackawitz held positions from 2006 to 2007 at Therakos, a biotechnology company, from 2004 to 2006 at Ortho Biotech, and from 2000 to 2003 at Purdue Pharma L.P. He also held consulting positions at ISO Healthcare Group (now part of Monitor Group) from 1997 to 2000 and McKinsey & Company in 2003. Mr. Stackawitz received a B.S. in chemistry from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.

Edward Farrell, President

Edward Farrell joined us in February 2013 and serves as one of our two Presidents. Mr. Farrell has over 20 years of engineering and manufacturing experience gained through various industry roles with a particular emphasis on medical diagnostics. From March 2001 to February 2013, Mr. Farrell held several senior positions with Bayer Diagnostics, which was acquired by Siemens Healthcare Diagnostics in 2007. Starting in 2010, Mr. Farrell was Managing Director and Vice President of Manufacturing for a high volume immunoassay reagent manufacturing plant in the United Kingdom. From 2007 to 2010, Mr. Farrell was Managing Director and Vice President of

Manufacturing for a facility in the United Kingdom that develops and manufactures point-of-care diagnostic instruments and consumables. From 2005 to 2007, he worked in the United States as Director of Distribution, Service and Repair and initially worked in 2001 as a Senior Manufacturing Manager in a large instrument manufacturing plant in Ireland. Prior to Bayer Diagnostics, Mr. Farrell worked at Ingersoll Rand as a Production Manager from 1999 to 2001, Intel as a Manufacturing Engineer and Supervisor from 1995 to 1999, and Barlo plc as a Project Engineer from 1993 to 1995. Mr. Farrell received a B.E (Mechanical) and a Masters in Engineering Science from University College Dublin.

Stephen Unger, Chief Financial Officer

Stephen Unger joined us in January 2014 and serves as our Chief Financial Officer. Mr. Unger has over 20 years of financial and health care industry experience gained through various roles in investment banking and public accounting. Mr. Unger was a consultant to us on financial and strategic matters from April 2013 to December 2013. From 2009 to 2012, Mr. Unger was a Senior Equity Research Analyst following the medical diagnostics industry at Lazard Capital Markets, LLC, and worked from 1998 to 2008 in the Equity Research Department of Bear, Stearns & Co., where he was ultimately promoted to the position of Managing Director/Principal. He was also a Senior Accountant in the Audit Department of Deloitte & Touche LLP from 1993 to 1996. Mr. Unger is Certified Public Accountant (Inactive) and a Chartered Financial Analyst. He received a B.B.A. in accounting, finance, investment, and banking from the University of Wisconsin-Madison and an M.B.A. with Honors from The University of Chicago Booth School of Business.

Roland Boyd, Group Financial Controller and Treasurer

Roland Boyd joined us in August 2012 and serves as our Group Financial Controller and Treasurer. Mr. Boyd has over 35 years of financial experience gained through various roles in industry and public accounting. From 2006 to 2012, Mr. Boyd served as the Chief Financial Officer at Chiltern International Group, a global contract research organization. From 2002 to 2004, Mr. Boyd was Group Financial Controller at Inveresk Research Group and was a consultant to Charles River Laboratories until 2006 following Charles River’s 2004 acquisition of Inveresk. Prior to that, Mr. Boyd spent over 20 years with Arthur Andersen, becoming a Partner in 1997. Mr. Boyd is a Fellow of the Institute of Chartered Accountants in England & Wales. Mr. Boyd received a B.A. (Hons) in accounting and finance from Lancaster University.

Thomas Bologna, Director

Thomas Bologna is a Director, appointed in February 2012. Mr. Bologna is presently the Chairman and Chief Executive Officer of Response Genetics, Inc., a publicly-traded healthcare company focused on molecular diagnostics. From April 2006 until this appointment in December 2011, Mr. Bologna served as President and Chief Executive Officer of Orchid Cellmark, Inc., a public corporation that provides DNA testing services. He was Chief Executive Officer, President, and a director of Quorex Pharmaceuticals, Inc. (2004 to 2005), a pre-clinical stage anti-infective company and Ostex International, Inc. (1997 to 2003), which developed, manufactured, and marketed products for the management of osteoporosis. From 1996 to 1997, Mr. Bologna was a principal at Healthcare Venture Associates, a consulting firm. He was Chief Executive Officer, President, and a director of Scriptgen Pharmaceuticals, Inc. (1994 to 1996), a biotechnology company that developed orally active drugs to regulate gene expression, and Chairman, President and Chief Executive Officer of Gen-Probe Incorporated (1987 to 1994), a company commercializing molecular diagnostics products. Mr. Bologna’s prior experience also includes senior-level positions with Becton Dickinson & Company and Warner-Lambert Company. Mr. Bologna currently serves as a director of Special Diversified Opportunities Inc., and has also served on the boards of several private companies, including Aperio Technologies until its sale to Danaher in 2012. Mr. Bologna received an M.B.A. and a B.S. from New York University.

Frederick Hallsworth, Director

Frederick Hallsworth is a Director, appointed in February 2011. Mr. Hallsworth spent 25 years with Arthur Andersen, becoming a partner in 1989. At Andersen, Mr. Hallsworth held a number of senior management positions, including Head of Corporate Finance, Head of Audit and Managing Partner of Andersen Cambridge, and Managing Partner and Head of Audit of Andersen Scotland. He joined Deloitte Scotland in 2002, where he served as Senior Client Service Partner, and Head of TMC Practice until 2005. He is also currently a director of memsstar (2006), CMA Scotland (2007), and Metaforic (2009). Former directorships include: Scottish Enterprise (2004-2010), Microvisk (2006-2012), Forth Dimension Displays (2007-2011), Elonics (2006-2010), Golden Charter (2009-2011), Infinite Data Storage plc (2005-2007), 3Way Networks (2005-2007), Innovata plc (2005-2007), and AT Communications plc (2008-2009). Mr. Hallsworth has been a Member of the Institute of Chartered Accountants of Scotland since 1978. Mr. Hallsworth received a Bachelor of Accountancy from Glasgow University 1974.

Brian McDonough, Director

Brian McDonough is a Director, appointed in May 2012. Mr. McDonough is presently a Principal of Dx Consulting, a consultancy specializing in transfusion diagnostics. From 2003 through 2009, Mr. McDonough was Vice President, Worldwide Marketing, Donor Screening at Ortho Clinical Diagnostics, a Johnson and Johnson company. From 2000 through 2003, he was President of the North American Blood Products Group of the Medical Division of Pall Corporation, a company specializing in medical filtration products. Prior to holding these senior executive positions, Mr. McDonough had an extensive career at the American Red Cross spanning over 30 years. From 1968 through 1982 Mr. McDonough worked in American Red Cross BioMedical Services as Executive Head of the St. Louis Regional Blood Services Unit. In 1982, he became the Executive Director of the Irwin Memorial Blood Bank of San Francisco, where he also served on several public health committees addressing the spread of AIDS. In 1987, Mr. McDonough returned to the American Red Cross as Regional Vice President of BioMedical Services and in 1994 served under Elizabeth Dole as Chief Operating Officer, Blood Services of the American Red Cross BioMedical Services, with overall responsibility for national blood and plasma programs. Brian received a B.A. in liberal arts from Wichita State University and an M.H.A. from Central Michigan University.

Zubeen Shroff, Director

Zubeen Shroff is a Director, appointed in July 2013. Mr. Shroff is a Managing Director of Galen Partners, a leading healthcare growth equity firm founded in 1990. Mr. Shroff has 25 years of experience working with entrepreneurs and their Board of Directors in building high-growth healthcare companies. Mr. Shroff joined Galen in 1996, from The Wilkerson Group, where he was a Principal with a client base including pharmaceutical, diagnostics, device and biotech companies, plus a select number of venture capital firms. Prior to joining The Wilkerson Group, Mr. Shroff worked at Schering-Plough France, a manufacturer of healthcare products and medicines, where he helped launch their biotech product, alpha-Interferon, in several new indications. Currently, Mr. Shroff is Treasurer and on the Executive Committee of the Board for The Westchester Medical Center Public Benefit Corporation, as well as Chairman of its Foundation. Since 2004, he has served on the Advisory Committees to Boston University Medical School and The Center for Global Health & Development. In addition, Mr. Shroff is on the Advisory Board of the Joslin Diabetes Center. In addition to the above positions, over the past 10 years, Mr. Shroff has served on the Board of Directors of numerous privately held Galen portfolio companies in the industry. Mr. Shroff served on the public Board of Directors of Pet DRx Corporation until July 2010 and Encore Medical until June 2006. Mr. Shroff received a BA in Biological Sciences from Boston University and an MBA from the Wharton School, University of Pennsylvania.

Dr. John Wilkerson, Director

Dr. John Wilkerson is a Director, appointed in February 2012. Dr. Wilkerson co-founded Galen Partners in 1990 and currently serves as a Senior Advisor to Galen. Dr. Wilkerson has focused on healthcare throughout his career, beginning as a Group Product Director for Ortho Diagnostics Inc., a Johnson & Johnson company. He was a Vice President covering medical device companies at Smith Barney before moving in 1980 to Channing, Weinberg & Co., Inc., a management consulting firm for pharmaceutical, diagnostic, medical device and biotechnology companies, which he purchased and renamed The Wilkerson Group (acquired by IBM in 1996). Dr. Wilkerson currently serves as a director Cardiva and TPS and was previously the Chairman of Atlantic Health Systems, a New Jersey hospital system. He is a trustee and former President of the Museum of American Folk Art and founder of the E.L. Rose Conservancy, Dr. Wilkerson received a Ph.D. from Cornell University.

Composition of our Board of Directors and Director Independence

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors is currently composed of six directors. At each annual meeting of our shareholders, each of our directors must “retire,” and, if they wish to continue to serve as a director, they become subject to re-election to the Board of Directors by our shareholders.

We are subject to the listing standards of NASDAQ, which require that, subject to specified exceptions and permitted phase-in periods, each member of a listed company’s audit, remuneration and nominating and corporate governance committees be independent. In addition, the listing standards of NASDAQ require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that the remuneration committee members satisfy independence criteria set forth in Rule 5605(d) of NASDAQ rules. The listing standards of NASDAQ further provide that a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition, the listing standards of NASDAQ require that a majority of the members of a listed company’s board of directors be independent. The NASDAQ rules allow companies listing in connection with an initial public offering a transition period of 12 months from the date of listing for compliance with this requirement. Our Board of Directors has determined that Messrs. Hallsworth, McDonough and Bologna are independent directors. In making this determination, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including beneficial ownership of our ordinary shares. Our Board of Directors expects to elect an additional independent director, in reliance on the NASDAQ transition rules, by April 24, 2015. After such election, a majority of the members of our Board of Directors will be independent within the meaning of the applicable NASDAQ listing standards.

Our board of directors has not determined whether Messrs. Shroff and Wilkerson are independent directors under the applicable NASDAQ listing rules. Messrs. Shroff and Wilkerson are currently not independent as defined in the applicable Exchange Act rules related to audit committee composition. Mr. Shroff is the chairman of our remuneration committee and our nominating and corporate governance committee, and is a member of our audit committee, in reliance on NASDAQ’s and the Exchange Act’s transition rules for issuers listing in connection with an initial public offering, which permit a non-independent director to serve on each of the audit, remuneration and nominating and corporate governance committees, as applicable, for up to 12 months following the initial public offering. We expect our board of directors will make a determination as to whether Messrs. Shroff and Wilkerson are independent under the applicable NASDAQ listing rules by April 24, 2015.

Committees of our Board of Directors

Our Board of Directors has three standing committees: the audit committee; the remuneration committee; and the nominating and corporate governance committee.

Audit Committee

Our audit committee is composed of Messrs. Hallsworth, Bologna, McDonough and Shroff, with Mr. Hallsworth serving as chairman of the committee. Our Board of Directors has determined that Messrs. Hallsworth, Bologna and McDonough meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of NASDAQ. Our Board of Directors has determined that Mr. Hallsworth is an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of NASDAQ. We expect that all of our audit committee members will be independent as such term is defined in Rule 10A-3(b)(i) under the Exchange Act and in NASDAQ listing rule 5605(a)(2) by April 24, 2015. While our audit committee is not entirely composed of independent directors, we believe this does not adversely affect the ability of our audit committee to act independently or satisfy the other requirements of NASDAQ and the SEC. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	reviewing and discussing with management and our independent registered public accounting firm our audited financial statements to be included in our Annual Report on Form 10-K;

•	monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement;

•	reviewing and assessing the adequacy of the committee charter and submitting any changes to our Board of Directors for approval;

•	viewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Remuneration Committee

Our remuneration committee is composed of Messrs. Shroff, Bologna, Hallsworth and McDonough, with Mr. Shroff serving as chairman of the committee. Our Board of Directors has determined that Messrs. Bologna, Hallsworth and McDonough are “independent” as defined under the applicable listing standards of NASDAQ. We expect that all of our remuneration committee members will be independent as such term is defined in NASDAQ listing rule 5605(a)(2) by April 24, 2015. The remuneration committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the remuneration committee;

•	conducting the independence assessment outlined in the rules of NASDAQ with respect to any compensation consultant, legal counsel or other advisor retained by the remuneration committee;

•	producing a remuneration committee report on executive compensation as required by the rules of the SEC to be included in our annual proxy statement;

•	annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of NASDAQ;

•	reviewing and establishing our overall management compensation philosophy and policy;

•	overseeing and administering our compensation and equity-based plans;

•	reviewing and approving our policies and procedures for the grant of equity-based awards; and

•	reviewing and making recommendations to our Board of Directors with respect to director compensation.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Messrs. Shroff, Bologna, Hallsworth and McDonough, with Mr. Shroff serving as chairman of the committee. Our Board of Directors has determined that Messrs. Bologna, Hallsworth and McDonough are “independent” as defined under the applicable listing standards of NASDAQ. We expect that all of our nominating and corporate governance committee members will be independent as such term is defined in NASDAQ listing rule 5605(a)(2) by April 24, 2015. The nominating and corporate governance committee’s responsibilities include:

•	establishing a policy under which our shareholders may recommend a candidate to the nominating and corporate governance committee for consideration for nomination as a Director;

•	identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors;

•	recommending to our Board of Directors the persons to be nominated for election as directors and to each of the committees of our Board of Directors;

•	developing and recommending to our Board of Directors a set of corporate governance principles;

•	articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;

•	reviewing and recommending to our Board of Directors practices and policies with respect to directors;

•	recommending to our Board of Directors qualified individuals to serve as members of the committees of our Board of Directors;

•	reviewing and assessing the adequacy of the committee charter and submitting any changes to our Board of Directors for approval;

•	overseeing the systems and processes established by us to ensure compliance with our Code of Business Conduct and Ethics; and

•	performing an evaluation of the performance of the committee.

Remuneration Committee Interlocks and Insider Participation

None of the members of our remuneration committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of our Board of Directors or remuneration committee of any entity that has one or more executive officers serving on our Board of Directors or remuneration committee. For a description of transactions between us and members of our remuneration committee and affiliates of such members, please see “Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Party Transactions.”

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive director.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the investor section of our website, www.quotientbd.com. We intend to disclose any amendment to the code, or any waivers of its requirements, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

All of our directors, executive officers and any greater than 10 percent shareholders are required by Section 16(a) of the Exchange Act to file with the SEC initial reports of ownership and reports of changes in ownership of shares and to furnish us with copies of such reports. Based on a review of those reports and written representations that no other reports were required, we believe that our Section 16 officers complied with all of their applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information regarding the compensation for the fiscal years ended March 31, 2014 and 2013 awarded to, earned by or paid to Paul Cowan, our Chief Executive Officer, Jeremy Stackawitz and Edward Farrell, our two Presidents and Stephen Unger, our Chief Financial Officer. The table also summarizes information regarding the compensation during the fiscal years ended March 31, 2014 and 2013 for Roland Boyd, who served as our Chief Financial Officer during the fiscal years ended March 31, 2014 and 2013 and currently serves as our Group Financial Controller and Treasurer. Messrs. Stackawitz and Farrell were our two most highly compensated executive officers other than our Chief Executive officer during the fiscal year ended March 31, 2014. Messrs. Stackawitz and Boyd were our two most highly compensated executive officers other than our Chief Executive Officer during the fiscal years ended March 31, 2013. We refer to Messrs. Cowan, Stackawitz and Farrell in this Annual Report on Form 10-K as our named executive officers.

Name and Principal Position	Fiscal Year Ended March 31,	Salary		Bonus		Option awards			All other compensation		Total
Paul Cowan,	2014		$450,000		$450,000		$242,982			—		$1,142,982
Chief Executive Officer	2013		$240,000		$—		$59,419	(1)		—		$299,419
Jeremy Stackawitz, President	2014 2013	$ $	318,150 309,309	$ $	421,141 70,000		— —			— —	$ $	739,291 379,309
Edward Farrell, President	2014 2013	$ $	310,800 36,810	$ $	155,400 —	$ $	284,730 —		$ $	40,253 2,558	$ $	791,183 39,368
Stephen Unger, Chief Financial Officer	2014		$75,000		$—		$269,439			112,500		$456,939
Roland Boyd, Former Chief Financial Officer; current Group Financial Controller and Treasurer	2014 2013	$ $	196,001 101,749	$ $	67,200 32,000		$10,895 $95,000	(2)	$ $	24,024 14,200	$ $	298,120 242,949

(1)	Represents 20,014 options at the fair market value of the underlying securities of $2.97 on August 31, 2012.
(2)	Represents 32,000 options at the fair market value of the underlying securities of $2.97 on February 13, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of March 31, 2014. All options are options to purchase ordinary shares.

Option Awards

Name	Vesting start date	Number of securities underlying exercisable options	Number of securities underlying unexercisable options(1)	Option exercise price(2)	Option expiration date
		(#)	(#)	($)
Paul Cowan, Chief Executive Officer	Nov 14, 2014 June 28, 2014	— —	20,014 178,417	1.44 3.29	August 30, 2022 June 27, 2023
Edward Farrell, President	April 11, 2014	—	96,000	0.005	April 10, 2023
Stephen Unger, Chief Financial Officer	June 28, 2014 March 4, 2015	— —	32,000 67,200	3.29 8.00	June 27, 2023 March 3, 2024
Roland Boyd, Group Financial Controller & Treasurer	August 14, 2013 June 28, 2014	10,666 —	21,334 8,000	1.44 3.29	Feb 14, 2023 June 27, 2023

(1)	Vesting of all options is subject to continued service through the applicable vesting date.
(2)	The option exercise prices are lower than the fair market value of the underlying securities. As part of the preparation for our initial public offering, the Board reviewed the fair value of our ordinary shares at the various dates in recent years when option and share awards have been granted. This review resulted in certain instances in the Board concluding that the fair value of the underlying securities is higher than the option exercise prices determined at the time. The resulting increase in compensation expense has been reflected in our financial statements

Incentive compensation

Mr. Cowan was granted options to acquire 178,417 ordinary shares at an exercise price of $3.29 on June 28, 2013, and 20,014 options on August 31, 2012, at an exercise price of £0.91.

Mr. Stackawitz was issued 44,284 A ordinary shares, 12,652 A deferred shares and 37,957 B deferred shares at a subscription price of $0.003 per share on February 16, 2012. He also was issued 96,000 C deferred shares at a subscription price of £0.91, equivalent to approximately $1.44 per share on the same date. We issued these shares in connection with our acquisition of our predecessor’s business to replace equivalent shares previously issued to Mr. Stackawitz by our predecessor. Prior to March 3, 2014, we were owed approximately $138,000 of the purchase price for these shares from Mr. Stackawitz. On February 28, 2014, we paid Mr. Stackawitz a cash bonus, a portion of which was used to repay this amount in full. Subsequent to February 16, 2012, Mr. Stackawitz’s A, B, and C deferred shares converted into an additional 108,652 A ordinary shares and 37,957 B ordinary shares. Our Articles of Association specify a number of restrictions on the shareholdings held by Mr. Stackawitz and they also specify certain conditions which may cause these shares to be forfeit or which may require Mr. Stackawitz to compulsorily transfer his shareholdings to us for an aggregate consideration of £1, including if Mr. Stackawitz were to end his employment with us.

In April 2013, we granted Mr. Farrell an option to purchase 96,000 shares at an exercise price of £0.003 per share.

Mr. Unger was granted options to acquire 32,000 ordinary shares at an exercise price of $3.29 on June 28, 2013 and 67,200 options on March 4, 2014 an exercise price of $8.00 per share

Mr. Boyd was granted options to acquire 8,000 shares at an exercise price of $3.29 on June 28, 2013.

Agreements with our Executive Officers

Paul Cowan

We entered into a service agreement with Paul Cowan dated February 16, 2012 that sets forth the terms and conditions under which Mr. Cowan serves as our Chief Executive Officer. The agreement has no specific term. Mr. Cowan’s current annual base salary for fiscal year 2015 is $472,500.

Both we and Mr. Cowan must give a minimum of 12 months’ prior notice to terminate his employment, other than for cause (as defined in his service agreement). We have the right to place Mr. Cowan on paid leave rather than allowing him to continue to provide services during this notice period. Mr. Cowan is obligated to refrain from competition with us for nine months after his termination, unless that period is shortened by a period of leave. After notice to terminate has been given by Mr. Cowan or us, all or part of the duration of the notice period of leave would be counted as part of the non-competition period. Upon termination, we would owe Mr. Cowan the balance of his base salary for the remaining term of the agreement.

For fiscal years ending March 31, 2014 onwards, Mr. Cowan is eligible for an annual discretionary bonus equal to 100% of his base salary, subject to achievement of corporate performance goals and individual performance goals.

Jeremy Stackawitz

We entered into an employment agreement with Jeremy Stackawitz dated March 9, 2009 that sets forth the terms and conditions of Mr. Stackawitz’s employment as one of our two Presidents. The agreement has no defined term and establishes an at-will employment relationship. Mr. Stackawitz’s current annual base salary for fiscal year 2015 is $336,000.

We may terminate Mr. Stackawitz’s employment with or without cause, but Mr. Stackawitz is required to provide at least two months’ advance notice to us if he is terminating his employment. If we terminate Mr. Stackawitz’s employment other than for cause (as defined in his employment agreement), he will be entitled to receive, subject to certain conditions, severance equal to 12 months of his then current base salary and employee benefits (as defined in his employment agreement), payable as a lump sum as soon as practicable after the date of termination, but in no event later than March 15th of the following year. Mr. Stackawitz is obligated to (i) refrain from engaging in competition with us in the United States or in other countries in which we conduct our business for a period of one year after any termination and (ii) refrain from soliciting any of our executives, suppliers or customers for a period of two years after any termination.

We have agreed to indemnify Mr. Stackawitz to the maximum extent permitted by the organizational documents of Alba and applicable law, including against any actions, suits, proceedings or claims for which Mr. Stackawitz may be liable that may arise from our agreement with Ortho.

Mr. Stackawitz is eligible for an annual discretionary bonus equal to 50% of his base salary, subject to achievement of corporate performance goals and individual performance goals. In addition, Mr. Stackawitz is eligible for an annual revenue target bonus, subject to the achievement of certain revenue targets, up to a maximum of 150% of his base salary.

Edward Farrell

We entered into an employment agreement with Edward Farrell dated November 21, 2012 that sets forth the terms and conditions of Mr. Farrell’s employment as one of our two Presidents. Mr. Farrell’s employment commenced on February 14, 2013. The agreement has no specific term and establishes an at-will employment relationship. Mr. Farrell’s current annual base salary for fiscal year 2015 is £200,000 or approximately $336,000.

Both we and Mr. Farrell must give a minimum of 12 months’ prior notice to terminate his employment, other than for cause (as defined in his service agreement). We have the right to place Mr. Farrell on paid leave rather than allowing him to continue to provide services during this notice period. Mr. Farrell is obligated to refrain from competition with us for 12 months after his termination, unless that period is shortened by a period of leave. After notice to termination has been given by Mr. Farrell or us, all or part of the duration of the notice period of leave would be counted as part of the non-competition period. Upon termination, we would owe Mr. Farrell the balance of his base salary for the remaining term of the agreement.

In addition to his salary, Mr. Farrell is also entitled to a car allowance of £11,000 or approximately $18,480 per annum, contributions by his employer to a personal pension plan of 6% of salary and private healthcare benefits of £1,860 or approximately $3,125 per annum. For fiscal years ending March 31, 2014 onwards, Mr. Farrell is eligible for an annual discretionary bonus equal to 50% of his base salary, subject to achievement of corporate performance goals and individual performance goals.

Stephen Unger

We entered into an employment agreement with Stephen Unger dated March 5, 2014 that sets forth the terms and conditions of Mr. Unger’s employment as our Chief Financial Officer. Mr. Unger’s employment commenced on January 1, 2014. The agreement has no specific term and establishes an at-will employment relationship. Mr. Unger’s current annual base salary for fiscal year 2015 is $300,000.

We may terminate Mr. Unger’s employment with or without cause, but Mr. Unger is required to provide at least two months’ advance written notice to us if he terminates his employment. If we terminate Mr. Unger’s employment other than for cause (as defined in his employment agreement), he will be entitled to receive, subject to certain conditions, severance equal to 12 months of his then current base salary and employee benefits then in effect (as defined in his employment agreement), payable as a lump sum as soon as practicable after the date of termination, but in no event later than March 15th of the following year. Mr. Unger is obligated to (i) refrain from engaging in competition with us in the United States or in other countries in which we conduct our business for a period of one year after any termination and (ii) refrain from soliciting any of our executives, suppliers or customers for a period of two years after any termination.

We have agreed to indemnify Mr. Unger to the maximum extent permitted by our organizational documents and applicable law, for any acts or decisions made in good faith while performing services for us.

Mr. Unger is eligible for an annual discretionary bonus equal to 50% of his base salary, subject to achievement of corporate performance goals and individual performance goals, starting with the financial year ending March 31, 2015. In April 2014, we granted Mr. Unger a bonus of $250,000. We have also granted Mr. Unger options to purchase 67,200 ordinary shares at an exercise price of $8.00, which vest in equal installments with one-third vesting upon the first anniversary following his commencement of employment, and the remainder vesting in equal installments on the second and third anniversary. These options will vest automatically upon a change of control (as defined in the employment agreement). In June 2013, in connection with his consulting services provided to us, we granted Mr. Unger an option to purchase 32,000 shares at an exercise price $3.29.

Roland Boyd

We entered into a service agreement with Roland Boyd dated August 14, 2012 that sets forth the terms and conditions under which Mr. Boyd has served as our Chief Financial Officer and serves as Group Financial Controller and Treasurer. The agreement has an indefinite term. Mr. Boyd’s current annual base salary for fiscal year 2015 is £135,000.

Both we and Mr. Boyd must give a minimum of 6 months’ prior notice to terminate his employment, other than for cause (as defined in his service agreement). We have the right to place Mr. Boyd on paid leave rather than allowing him to continue to provide services during this notice period. Mr. Boyd is obligated to refrain from competition with us for 12 months after his termination, unless that period is shortened by a period of leave. After notice to terminate has been given by Mr. Boyd or us, all or part of the duration of the notice period of leave would be counted as part of the non-competition period. Upon termination, we would owe Mr. Boyd the balance of his base salary and contractual benefits for the remaining term of the agreement.

In addition to his salary, Mr. Boyd is also entitled to a car allowance of £550 per month (or a company car up to a value of £35,000), contributions by his employer to a personal pension plan of 6% of salary and private healthcare benefits of £1,860 or approximately $3,125 per annum. For fiscal years ending March 31, 2014 onwards, Mr. Boyd is eligible for an annual discretionary bonus equal to 33.33% of his base salary, subject to achievement of corporate performance goals and individual performance goals. Mr. Boyd was granted 32,000 options on February 15, 2013, at an exercise price of £0.91 per share, and 8,000 options on June 28, 2013, at an exercise price of $3.29 per share.

Director Compensation

We do not pay any cash or equity director compensation to Mr. Cowan, as he is compensated as an employee of our company. During the fiscal years ended March 31, 2014 and 2013, we also have not paid cash director compensation to directors who are affiliated with one or more of the investment funds that hold significant share ownership positions in our company, including Messrs. Wilkerson and Shroff.

We have three directors who are unaffiliated with our significant shareholders: Mr. Hallsworth, who chairs the Audit Committee and, Messrs. McDonough and Bologna. During the fiscal years ended March 31, 2014 and 2013, we have not paid cash director compensation to these unaffiliated directors. The following table sets forth the share options held by the directors as of March 31, 2014, other than Mr. Cowan; for information regarding Mr. Cowan’s executive compensation see the summary compensation table above. All options are options to purchase ordinary shares.

Name	Vesting start date	Number of securities underlying exercisable options	Equity incentive plan awards: number of securities underlying unexercisable options(1)	Option exercise price(2)	Option expiration date
		(#)	(#)	($)
Brian McDonough	November 14, 2014	—	40,029	1.44	August 30, 2022
Thomas Bologna	December 23, 2013	40,029	—	1.44	August 30, 2022
Frederick Hallsworth	February 13, 2104	20,014	—	1.44	August 30, 2022
Zubeen Shroff	—	—	—	—	—
John Wilkerson	—	—	—	—	—

(1)	Vesting of all options is subject to continued service through the applicable vesting date.
(2)	The option exercise prices are lower than the fair market value of the underlying securities. As part of the preparation for our initial public offering, the Board reviewed the fair value of our ordinary shares at the various dates in recent years when option and share awards have been granted. This review resulted in certain instances in the Board concluding that the fair value of the underlying securities is higher than the option exercise prices determined at the time. The resulting increase in compensation expense has been reflected in our financial statements.

Subsequent to March 31, 2014, our Board of Directors adopted a director compensation program in connection with the completion of our initial public offering. Under this director compensation program, we pay our non-employee directors that are unaffiliated with our significant shareholders an annual cash retainer for service on the Board of Directors of $35,000.

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board of Director and committee meetings.

Our non-employee directors are generally eligible to receive restricted shares, options and other share based equity awards under our 2014 Plan. For additional information, see “—Equity and incentive plans—2014 Stock Incentive Plan.” Further, (i) newly appointed non-employee directors will be granted options to purchase shares with an aggregate underlying value of $100,000 based on the trading price of our shares at the time of grant and (ii) all non-employee directors will be granted options annually to purchase shares with an aggregate underlying value of $50,000 based on the trading price of our shares at the time of grant. Each such option will vest following the grant date, subject to the director’s continued service as a director.

The director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our shareholders.

Equity and Incentive Plans

Our shareholders and Board of Directors previously adopted the 2013 Enterprise Management Plan, or the 2013 Plan. In connection with the completion of our initial public offering, we adopted the 2014 Stock Incentive Plan, or the 2014 Plan.

As of March 31, 2014, the number of shares reserved for issuance, number of shares issued, number of shares underlying outstanding share options and number of shares remaining available for future issuance under the 2013 Plan is set forth in the table below. The table below also reflects the shares associated with the 2014 Plan, which became effective on April 24, 2014. Our Board of Directors has determined not to make any further awards under the 2013 Plan.

Name of Plan	Number of Shares Reserved for Issuance	Number of Shares Issued	Number of Shares Underlying Outstanding Options	Number of Shares Remaining Available for Future Issuance
2013 Enterprise Management Plan	844,553	60,042	779,462	5,049
2014 Stock Incentive Plan	1,500,000	—	—	1,500,000

The following description of each of our share incentive plans is qualified by reference to the full text of those plans, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

2013 Enterprise Management Incentive Plan

We adopted the 2013 Enterprise Management Incentive Plan, or the 2013 Plan, to enhance our ability to attract, retain and motivate persons expected to make important contributions to our company by providing such persons with equity ownership opportunities and performance-based incentives. All of our employees are eligible to be granted options under the 2013 Plan. The 2013 Plan is administered by our Board of Directors. Subject to certain conditions, the 2013 Plan permits grants of enterprise management incentive options, or EMI options, under the terms of Schedule 5 to the UK Income Tax (Earnings and Pensions) Act 2003 (or ITEPA) for UK-based employees.

Options may be exercised upon the occurrence of certain events, including among other events, (i) in a sale of any shares of our share capital, which confers more than 50% of the total voting rights of all our issued shares; (ii) in the sale of all or substantially all of the undertakings of our company and our subsidiaries, and (iii) in the event of a listing of our shares on any “Recognized Investment Exchange” as defined in Section 841(a) of the Corporation Taxes Act 2009. In the event our shares are listed, an option may be exercised, in three equal installments, on the first, second and third anniversaries of the date of the grant. Options must be exercised during an employee’s term of employment or service or within 40 days of termination of employment or service (or within one year in the case of termination on account of a participant’s death). The options lapse after specified periods upon the occurrence of applicable events, including, forty days after (i) the sale of any shares of our share capital which confers more than 50% of the total voting rights of all our issued shares or (ii) the sale of all or substantially all of the undertakings of our company and our subsidiaries.

The maximum term of an option award is ten years.

Each option grant is documented through an option agreement. The exercise price per share of all options is determined by our Board of Directors at the time of the grant.

Awards are non-transferable and our Board of Directors retains discretion to amend, modify or terminate any outstanding award. Awards may be accelerated to become immediately exercisable in full or in part upon approval of our Board of Directors.

In the event of certain changes in our capitalization, the number of shares available for issuance under the 2013 Plan, as well as the exercise price per share of each outstanding option may be appropriately adjusted by our Board of Directors. The 2013 Plan provides for certain exchange rights in the event of change in control and provides for conditional exercise in connection with a court-ordered reorganization of our company or our amalgamation with any other company or companies.

As of March 31, 2014, there were 779,462 ordinary shares issuable upon the exercise of outstanding options, at a weighted-average exercise price of $2.92 per ordinary share.

2014 Stock Incentive Plan

Our Board of Directors and our shareholders have approved the 2014 Stock Incentive Plan, or the 2014 Plan. The 2014 Plan provides us flexibility with respect to our ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business depends, and to provide additional incentives to such persons to devote their effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our company and thereby have an interest in its success and increased value.

We have reserved an aggregate of 1,500,000 ordinary shares for issuance under the 2014 Plan. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in our capital structure. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding share appreciation rights, or SARs, or options, (ii) used to pay the exercise price related to outstanding options, (iii) used to pay withholding taxes related to outstanding options or SARs or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for re-grant under the 2014 Plan.

The number of ordinary shares reserved for issuance will automatically increase on April 1 of each fiscal year, from April 1, 2015 through April 1, 2023, by the lesser of 1% of the total number of shares of our ordinary shares outstanding on March 31 of the preceding fiscal year, 200,000 shares or such smaller amount as determined by our Board of Directors. The maximum number of shares that may be issued upon the exercise of incentive stock options under the 2014 Plan is 3,000,000 shares.

The 2014 Plan permits us to make grants of (i) incentive stock options pursuant to Section 422 of the Code and (ii) non-qualified stock options. Incentive share options may only be issued to our employees. Non-qualified share options may be issued to our employees, directors, consultants and other service providers. The option exercise price of each option granted pursuant to the 2014 Plan will be determined by our remuneration committee and may not be less than 100% of the fair market value of the ordinary shares on the date of grant, subject to certain exceptions. The term of each option will be fixed by the our remuneration committee and may not exceed ten years from the date of grant. All option grants under the 2014 Plan are made pursuant to a written option agreement.

The 2014 Plan permits us to sell or make grants of restricted shares. Restricted shares may be sold or granted to our employees, directors, consultants and other service providers (or of any current or future parent or subsidiary of our company). Restricted shares issued under the 2014 Plan is sold or granted pursuant to a written restricted shares purchase agreement.

The 2014 Plan also permits us to issue SARs. SARs may be issued to our employees, directors, consultants and other service providers. The base price per share of ordinary shares covered by each SAR may not be less than 100% of the fair market value of the ordinary shares on the date of grant, subject to certain exceptions. SAR grants under the 2014 Plan are made pursuant to a written SAR agreement.

Further, the 2014 Plan permits us to issue restricted share units, or RSUs. RSUs may be issued to our employees, directors, consultants and other service providers. RSU grants under the 2014 Plan are made pursuant to a written RSU agreement.

The 2014 Plan is administered by our remuneration committee, which has the authority to control and manage the operation and administration of the 2014 Plan. In particular, the remuneration committee has the authority to determine the persons to whom, and the time or times at which, incentive share options, nonqualified share options, restricted shares, SARs or RSUs shall be granted, the number of shares to be represented by each option agreement or covered by each restricted share purchase agreement, SAR agreement or RSU agreement and the exercise price of such options and the base price of such SARs. In addition, our remuneration committee has the authority to accelerate the exercisability or vesting of any award, and to determine the specific terms, conditions and restrictions of each award. The remuneration committee will be composed exclusively of individuals intended to be, to the extent provided by Rule 16b-3 of the Exchange Act, independent directors and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code, qualify as outside directors for purposes of Section 162(m) of the Internal Revenue Code.

Unless provided otherwise within each written option agreement, restricted share purchase agreement, SAR agreement or RSU agreement as the case may be, the vesting of all options, restricted share, SARs and RSUs granted under the 2014 Plan shall accelerate automatically in the event of a “change in control” (as defined in the 2014 Plan) effective as of immediately prior to the consummation of the change in control unless such equity awards are to be assumed by the acquiring or successor entity (or parent thereof) or equity awards of comparable value are to be issued in exchange therefor or the equity awards granted under the 2014 Plan are to be replaced by the acquiring entity with other incentives under a new incentive program containing such terms and provisions as our remuneration committee in its discretion may consider equitable.

Our Board of Directors may from time to time alter, amend, suspend or terminate the 2014 Plan in such respects as our Board of Directors may deem advisable, provided that no such alteration, amendment, suspension or termination shall be made which shall substantially affect or impair the rights of any participant under any awards previously granted without such participant’s consent.

No awards may be granted under the 2014 Plan after the date that is ten years from the date the 2014 Plan was approved by our shareholders.

We granted 524,900 stock options to our directors and employers under the 2014 Plan with an exercise price of $8.00 per share on April 29, 2014.

Defined Contribution Pension Plan

We operate a defined contribution pension plan for our employees. Our executive officers and directors do not participate in this plan. The assets of the plan are held separately from us in an independently administered fund. Pension costs during the years ended March 31, 2014, 2013 and 2012 amounted to $349,000, $263,000, and $228,000 respectively.

Remuneration Committee

For a description of our Remuneration Committee, please see “Directors, Executive Officers and Corporate Governance—Remuneration Committee.”

Remuneration Committee Interlocks and Insider Participation

For a discussion of Remuneration Committee interlocks and insider participation, please see “Directors, Executive Officers and Corporate Governance—Remuneration Committee Interlocks and Insider Participation.”

Report of the Remuneration Committee of the Board of Directors

The information contained in this remuneration committee report shall not be deemed to be “soliciting material” or “filed” with the SEC under the Securities Act or the Exchange Act. No portion of this compensation committee report shall be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, through any general statement incorporating by reference in its entirety this Annual Report on Form 10-K in which this report appears, except to the extent that Quotient Limited specifically incorporates this report or a portion of it by reference.

The remuneration committee has reviewed and discussed the Executive Compensation section with management. Based on the review and discussions, the compensation committee recommended to the Board that the Executive Compensation section be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Remuneration Committee

Zubeen Shroff (Chairperson)

Thomas Bologna

Frederick Hallsworth

Brian McDonough

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information about our equity compensation plans as of March 31, 2014:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by shareholders(1)	779,462	$2.92	5,049
Equity compensation plans not approved by shareholders	—	—	—

Total	779,462	$2.92	5,049

(1)	On April 3, 2014, our shareholders adopted the 2014 Stock Incentive Plan, which authorizes the grant of up to 1,500,000 shares. For additional information, see “Executive Compensation—Equity and Incentive Plans—2014 Stock Incentive Plan.”

The following table sets forth information relating to the beneficial ownership of our ordinary shares as of June 9, 2014 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding ordinary shares;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of June 9, 2014. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all ordinary shares held by that person.

Ordinary shares that a person has the right to acquire within 60 days of June 9, 2014 are deemed outstanding for purposes of computing the percentage ownership of such person’s holdings, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them, based on information provided to us by such shareholders.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Quotient Limited, P.O. Box 1075, Elizabeth House, 9 Castle Street, St Helier, JE4 2QP, Jersey, Channel Islands.

Name and address of beneficial owner	Number of ordinary shares beneficially owned	Percentage of ordinary shares beneficially owned
5% shareholders:
QBDG(1)	3,513,054	24.4%
Galen Partners(2)	5,929,502	40.5%
BlackRock, Inc.(3)	1,454,400	10.1%
Executive officers and directors:
Paul Cowan(4)	3,599,192	25.0%
Jeremy Stackawitz	190,893	1.3%
Edward Farrell	34,133	*
Stephen Unger	27,666	*
Roland Boyd	29,332	*
Thomas Bologna	136,983	*
Frederick Hallsworth	56,518	*
Brian McDonough	22,054	*
Zubeen Shroff(5)	5,929,502	40.5%
John Wilkerson(5)	5,929,502	40.5%
All Directors and Executive Officers as a group	11,480,273	77.5%

*	Denotes less than 1%.
(1)	Deidre Cowan, Mr. Cowan’s spouse, exercises sole voting and dispositive power over the 3,513,054 ordinary shares held of record by QBDG.
(2)	The business address of Galen Partners is 680 Washington Blvd., Stamford, CT 06901. Includes 5,093,820 ordinary shares and 230,331 warrants held of record by Galen Partners V LP, 434,978 ordinary shares and 19,669 warrants held of record by Galen Partners International V LP and 150,704 ordinary shares held of record by Galen Management, LLC (collectively, “Galen Partners”). John Wilkerson, David Jahns, and Zubeen Shroff exercise voting, investment and dispositive rights over our securities held of record by Galen Partners.
(3)	Information based solely on a Schedule 13G filed with the SEC on June 9, 2014 by BlackRock, Inc. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(4)	Includes 26,666 ordinary shares and 59,472 options held of record by Mr. Cowan and 3,513,054 ordinary shares beneficially owned by Mr. Cowan’s spouse, Deidre Cowan, who exercises sole voting and dispositive power over 3,513,054 ordinary shares held of record by QBDG.
(5)	Consists solely of the ordinary shares identified in footnote 2. Each of Mr. Shroff and Mr. Wilkerson disclaims beneficial ownership of the ordinary shares identified in footnote 2, except to the extent of his proportionate pecuniary interest in such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Party Transactions

The following is a description of transactions, since January 1, 2012, in which (a) we were a participant, (b) the amount involved exceeded $120,000 and (c) one or more of our executive officers, directors or 5% shareholders, or their immediate family members, each of whom we refer to as a “related person,” had a direct or indirect material interest. We refer to these as “related person transactions.”

Reorganization and Galen Investment Transactions

We were incorporated on January 18, 2012. Upon our incorporation, we issued two ordinary shares to Quotient Biodiagnostics Group Limited, or QBDG, a holding company that previously owned our subsidiaries, Alba Bioscience Limited (or Alba), Quotient Biodiagnostics, Inc. (or QBDI) and QBD (QSIP) Limited (or QSIP), and is wholly-owned and controlled by Deidre Cowan, the spouse of our chief executive officer, Paul Cowan.

On February 16, 2012, in connection with the investment in us by Galen Partners LLP and affiliated entities, or Galen, we completed the following transactions:

(1)	we issued 14,023,552 A preference shares to QBDG in connection with the acquisition of 100% of the issued share capital of Alba, QBDI and QSIP;

(2)	we issued 56,936 A ordinary shares, 18,979 A deferred shares, 37,957 B deferred shares and 168,227 C deferred shares to certain of our senior executives to replace equivalent shares previously issued to the same senior executives by QBDG;

(3)	we issued 10,450,653 new B preference shares to Galen and 190,011 to our director, Thomas Bologna, for a total consideration of $11.2 million;

(4)	we paid a total consideration of $1.8 million to QBDG for the intellectual property rights relating to MosaiQ™;

(5)	we repurchased 1,553,598 A preference shares from QBDG for a total consideration of $1.6 million;

(6)	we repaid all inter-company balances owed by Alba to QBDG, and, simultaneously, QBDG repaid all inter-company balances owed by it to QBDI; and

(7)	we granted warrants to subscribe up to 4,750,296 A preference or B preference shares at a total subscription price of $5.0 million to QBDG (950,059), Galen (3,762,316) and Thomas Bologna (37,921).

February 2013 Warrant Exercises

On February 14, 2013, we issued the following shares in connection with certain exercises of outstanding warrants by the holders thereof:

(1)	we issued an aggregate of 3,762,316 B preference shares to Galen for an aggregate purchase price of $3,960,085; and

(2)	we issued 250,000 A preference shares to QDBG for an aggregate purchase price of $263,141.

December 2013 Refinancing Transactions

On December 6, 2013, in connection with the refinancing of our Haemonetics borrowings with the MidCap Financial term loan agreement, we completed the following transactions:

(1)	we issued 666,667 C preference shares to Galen for a total consideration of $2,000,001;

(2)	we issued 83,333 C preference shares to Paul Cowan for a total consideration of $249,999;

(3)	we issued 25,000 C preference shares to Stephen Unger for a total consideration of $75,000;

(4)	we issued 6,667 C preference shares to Edward Farrell for a total consideration of $20,001;

(5)	we issued 50,000 C preference shares to Roland Boyd, for a total consideration of $150,000; and

(6)	we issued 26,667 C preference shares to Frederick Hallsworth for a total consideration of $80,001.

Quotient Biodiagnostics Holdings Limited Shareholders Agreement

In connection with Galen’s investment in our company prior to our initial public offering, we entered into an agreement with Galen and certain of our other shareholders. Pursuant to this agreement, Galen agreed to share voting rights over certain corporate actions, including amendments to the articles, the issuance of any shares, declarations of dividends, mergers and acquisitions, significant borrowings, asset sales, and other transactions. This agreement was terminated upon the completion of our initial public offering.

Employment Agreements

We are party to service or employment agreements with our executive officers. For additional information, see “Executive Compensation—Agreements with our Executive Officers.”

Equity Awards

We have issued certain shares and granted share options to our executive officers and our directors. For additional information, see “Executive Compensation—Outstanding Equity Awards at Fiscal Year End” and “—Director Compensation.”

Indemnification

We have entered into indemnification agreements with each of our officers and directors to indemnify them against certain liabilities and expenses arising from their being an officer or director (but specifically excluding any circumstance where they are determined to have violated their fiduciary duty to us). Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Non-Executive Director Appointment Letters

We have entered into letters of appointment with each of our non-executive directors. These letters set forth the main terms on which each of our non-executive directors serve on our Board of Directors. Continued appointment under the letter is contingent on continued satisfactory performance, re-nomination by the remuneration committee and approval of the Board of Directors, re-election by the shareholders and any relevant statutory provisions and provisions of our articles of association relating to removal of a director.

Procedures for Approval of Related Party Transactions

Currently, under our Related Party Transaction Policy, our audit committee is charged with the primary responsibility for determining whether, based on the facts and circumstances, a related person has a direct or indirect material interest in a proposed or existing transaction. To assist our audit committee in making this determination, the policy sets forth certain categories of transactions that are deemed not to involve a direct or indirect material interest on behalf of the related person. If, after applying these categorical standards and weighing all of the facts and circumstances, our audit committee determines that the related person would have a direct or indirect material interest in the transaction, the Audit Committee must review and either approve or reject the transaction in accordance with the terms of the policy. If any executive officer becomes aware of a related party transaction that the audit committee has not approved or ratified, he or she shall promptly inform the audit committee or such other person designated by the audit committee.

Composition of our Board of Directors and Director Independence

For information about the composition of our Board of Directors and director independence, please see “Directors, Executive Officers and Corporate Governance—Composition of our Board of Directors and Director Independence.”

Item 14. Principal Accounting Fees and Services

Review of the Company’s Audited Financial Statements for the Year ended March 31, 2014

The Audit Committee approves Ernst & Young LLP’s and its affiliates audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that we expect to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. In addition, our Audit Committee approves the terms of the engagement letter to be entered into by us with the independent auditor. The Audit Committee has also delegated to its chairman the authority, from time to time, to pre-approve audit-related and non-audit services not prohibited by law to be performed our independent auditors and associated fees, provided that the chairman shall report any decisions to pre-approve such audit-related and non-audit services and fees to our full Audit Committee at its next regular meeting.

The table below sets forth the fees paid to Ernst & Young LLP over the past two years in connection with its work for us. All such audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Fees billed by Ernst & Young LLP in for the fiscal years ended March 31, 2014 and 2013 were as follows:

Fees	2014	2013
Audit Fees(1)	125,000	52,720
Audit-related Fees	—	—
Tax Fees	11,000	11,000
All Other Fees(2)	729,040	1,040
Total	865,040	64,760

(1)	Fees billed for audit services in 2014 and 2013 consisted of audit of our annual financial statements, statutory audits; and services related to SEC matters.
(2)	Other fees billed in 2014 consisted of services relating to our initial public offering.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 61 through 84 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit number	Description of exhibit

3.1	Amended Articles of Association (Filed as Exhibit 3.1 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

4.1	Form of Ordinary Shares Certificate (Filed as Exhibit 4.1 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

4.2	Warrant to Purchase C Preference Shares, dated December 6, 2013, issued to Midcap Funding V, LLC (Filed as Exhibit 4.2 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

4.3	Form of Ordinary Share Purchase Warrant (Filed as Exhibit 4.3 of Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-194390) on April 23, 2014 and incorporated herein by reference)

10.1	Credit, Guaranty and Security Agreement, dated December 6, 2013, between Midcap Funding V, LLC and Quotient Biodiagnostics, Inc. (Filed as Exhibit 10.1 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2	Service Agreement, dated February 16, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Paul Cowan (Filed as Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.3	Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4	Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.5	Service Agreement, dated August 14, 2012, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Roland Boyd (Filed as Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.6	Employment agreement, dated March 5, 2014, between Quotient Limited and Stephen Unger (Filed as Exhibit 10.6 of Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-194390) on March 26, 2014 and incorporated herein by reference)

10.7	Umbrella Supply Agreement, dated December 1, 2004, between Alba Bioscience, a division of the Scottish National Blood Transfusion Service, predecessor to Alba Bioscience Limited, acting on behalf of The Common Services Agency, and Ortho-Clinical Diagnostics Inc. (Filed as Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.8	Assignment Agreement of the Supply Umbrella Agreement, dated September 3, 2007, between Ortho-Clinical Diagnostics Inc. and The Common Services Agency acting through its division the Scottish National Blood Transfusion Service (Filed as Exhibit 10.8 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.9†	STRATEC Development Agreement, dated January 7, 2014, between STRATEC Biomedical AG and QBD (QSIP) Limited (Filed as Exhibit 10.9 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.10	Shareholders Agreement, dated February 16, 2012, by and among Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited), each holder of the Corporation’s A Preference Shares, B Preference Shares, Ordinary Shares, A Deferred Shares, B Deferred Shares, C Deferred Shares, A Ordinary Shares and B Ordinary Shares (Filed as Exhibit 10.10 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.11	Future Master Services Agreement, dated April 1, 2013, between Future Diagnostics BV and QDB (QSIP) Limited. (Filed as Exhibit 10.11 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.12	Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.13	Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.14	Edinburgh, Scotland Lease Agreement, dated July 26, 2007, between the Scottish Ministers and Dalglen (No. 1062) Limited (since renamed Alba Bioscience Limited)(Filed as Exhibit 10.14 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.15	Edinburgh, Scotland, Minute of Variation of Lease and Guarantee, dated September 21, 2011, among Alba Bioscience Limited (formerly Dalglen (No. 1062) Limited, Quotient Biodiagnosis Group Limited, and the Scottish Ministers (Filed as Exhibit 10.15 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.16	Form of Indemnification Agreement (Filed as Exhibit 10.16 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.17	2013 Enterprise Management Plan (Filed as Exhibit 10.17 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.18	2014 Stock Incentive Plan (Filed as Exhibit 10.18 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.19†	TTP Master Development Agreement, dated January 4, 2010, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.19 of Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-194390) on March 26, 2014 and incorporated herein by reference)

10.20†	TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.21	First Amendment to the STRATEC Development Agreement, dated March 3, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.21 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.22†	STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 of Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.23†	SCHOTT Supply Agreement, dated March 27, 2014, between Schott Technical Glass Solutions GmbH and QBD (QS-IP) Limited. (Filed as Exhibit 10.23 of Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.24	Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.25	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 of Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.26	Form of Option Award Agreement (Filed as Exhibit 10.26 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.27	Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.28	Warrant Agent Agreement, dated May 23, 2014, between Quotient Limited and Continental Stock Transfer & Trust Co. (Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-194390) on May 30, 2014 and incorporated herein by reference)

21.1	List of Subsidiaries (Filed as Exhibit 21.1 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.
*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edinburgh, Scotland on June 26, 2014

QUOTIENT LIMITED

By:	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul Cowan Paul Cowan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 26, 2014

/s/ Stephen Unger Stephen Unger	Chief Financial Officer (Principal Financial Officer)	June 26, 2014

/s/ Roland Boyd Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	June 26, 2014

/s/ Thomas Bologna Thomas Bologna	Director	June 26, 2014

/s/ Frederick Hallsworth Frederick Hallsworth	Director	June 26, 2014

/s/ Brian McDonough Brian McDonough	Director	June 26, 2014

/s/ Zubeen Shroff Zubeen Shroff	Director	June 26, 2014

/s/ John Wilkerson John Wilkerson	Director	June 26, 2014

/s/ Stephen Unger Stephen Unger	Authorized Representative in the United States	June 26, 2014