Form 10-Q
period 2014-06-30
Quotient Ltd
filed 2014-08-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pentlands Science Park Bush Loan, Penicuik, Midlothian EH26 0PZ, United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)

001-44-131-445-6159

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, there were 14,376,547 Ordinary Shares, nil par value, of Quotient Limited outstanding.

- i -

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2: “Management’s Discussion and Analysis of Final Condition and Results of Operations” and are also contained elsewhere in this Quarterly Report. Forward-looking statements can be identified by words such as “strategy,” “objective,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “might,” “design” and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQTM;

•	the design of blood grouping and disease screening capabilities of MosaiQTM and the benefits of MosaiQTM for both customers and patients;

•	future demand for and customer adoption of MosaiQTM, the factors that we believe will drive such demand and our ability to address such demand;

•	our expected profit margins for MosaiQTM;

•	the size of the market for MosaiQTM ;

•	the regulation of MosaiQTM by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;

•	future plans for our conventional reagent products;

•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;

•	future demand for our conventional reagent products and our ability to meet such demand;

•	our ability to manage the risks associated with international operations;

•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;

•	the effects of competition;

•	the expected outcome or impact of threatened litigation;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our anticipated cash needs and our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures (including the expected cost of a new expanded manufacturing facility in Edinburgh, Scotland); and

•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Where you can find more information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You can inspect, read and copy these reports, proxy statements and other information at the Securities and Exchange Commission’s Public Reference Room, which is located at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge at www.quotientbd.com (in the “Investors” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission. By referring to our corporate website, www.quotientbd.com, we do not incorporate any such website or its contents into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,977	$7,192
Trade accounts receivable, net	3,229	2,439
Inventories	4,640	4,557
Prepaid expenses and other current assets	3,383	5,200

Total current assets	43,229	19,388
Property and equipment, net	13,530	8,556
Intangible assets, net	965	967
Other non-current assets	756	897

Total assets	$58,480	$29,808

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,949	$5,343
Accrued compensation and benefits	1,939	2,014
Accrued expenses and other current liabilities	2,931	4,453
Financial liability in respect of share warrants	4,950	421
Current portion of lease incentive	476	485
Capital lease obligation	235	183

Total current liabilities	17,480	12,899
Long-term debt	15,154	15,105
Lease incentive, less current portion	2,263	2,423
Capital lease obligation, less current portion	193	154

Total liabilities	35,090	30,581

Commitments and contingencies	—	—
A Preference shares (nil par value) zero and 12,719,954 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	—	13,180
B Preference shares (nil par value) zero and 14,583,407 and shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	—	14,991
C Preference shares (nil par value) zero and 929,167 and nil shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	—	2,592
Shareholders’ deficit:
Ordinary shares (nil par value) 14,376,547 and 60,044 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	56,863	247
A Ordinary shares (nil par value) zero and 244,141 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	—	—
B Ordinary shares (nil par value) zero and 37,957 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively;	—	—
Distribution in excess of capital	(16,146)	(16,793)
Accumulated other comprehensive income (loss)	584	305
Accumulated deficit	(17,911)	(15,295)

Total shareholders’ deficit	23,390	(31,536)

Total liabilities, redeemable convertible preference shares and shareholders’ deficit	$58,480	$29,808

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended June 30,
	2014	2013
Revenue:
Product sales	$5,267	$3,907
Other revenues	650	2,768

Total revenue	5,917	6,675

Cost of revenue:	(2,451)	(2,055)

Gross profit	3,466	4,620
Operating expenses:
Sales and marketing	(697)	(620)
Research and development, net of government grants	(3,685)	(1,618)
General and administrative expenses:
Compensation expense in respect of share options and management equity incentives	(226)	(199)
Other general and administrative expenses	(3,264)	(1,680)

Total general and administrative expense	(3,490)	(1,879)

Total operating expenses	(7,872)	(4,117)

Operating profit (loss)	(4,406)	503
Other income (expense):
Interest expense, net	(534)	(77)
Other, net	2,324	(31)

Other income (expense), net	1,790	(108)

Profit (Loss) before income taxes	(2,616)	395
Provision for income taxes	—	—

Net loss	$(2,616)	$395

Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(94)	$—
Foreign currency gain	$373	$147

Other comprehensive income (loss)	279	542

Comprehensive income (loss)	$(2,337)	$542

Net profit (loss) available to ordinary shareholders	$(2,616)	$395

Net profit (loss) available to ordinary shareholders—basic	$(2,616)	$395
Net profit (loss) available to ordinary shareholders—diluted	$(2,616)	$395
Earnings (loss) per ordinary share—basic	$(0.20)	$1.67
Earnings (loss) per ordinary share—diluted	$(0.20)	$0.04
Weighted-average shares outstanding—basic	12,838,085	237,233
Weighted-average shares outstanding—diluted	12,838,085	9,408,823

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES

AND CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary Shares		Distribution in Excess of	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balances, March 31, 2014	28,232,528	$30,763	342,142	$247	$(16,793)	$305	$(15,295)	$(31,536)

Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	421	—	—	31,287
Issue of shares, net of expenses	—	—	5,000,000	25,750	—	—	—	25,750
Net loss	—	—	—	—	—	—	(2,616)	(2,616)
Change in fair value of effective portion of foreign currency cash flow hedges	—	—	—	—	—	(94)	—	(94)
Foreign currency translation gain	—	—	—	—	—	373	—	373

Other comprehensive income	—	—	—	—	—	279	—	279
Stock-based compensation, net of repurchases	—	—	—	—	226	—	—	226

Balances, June 30, 2014	—	—	14,376,547	$56,863	$(16,146)	$584	$(17,911)	$23,390

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(2,616)	$395
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	282	120
Share-based compensation	226	199
Amortization of lease incentive	(119)	—
Amortization of deferred debt issue costs	198	—
Change in fair value of financial liability in respect of share warrants	(3,579)	—
Net change in assets and liabilities:
Trade accounts receivable, net	(757)	(2,782)
Inventories	28	(210)
Accounts payable and accrued liabilities	(45)	(107)
Accrued compensation and benefits	(108)	(174)
Other assets	1,730	(49)

Net cash used in operating activities	(4,760)	(2,608)
INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	(4,920)	(39)
Refund (purchase) of intangibles assets	—	2

Net cash used in investing activities	(4,920)	(37)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	91	(49)
Proceeds from issuance of ordinary and preference shares	34,280	150

Net cash generated from financing activities	34,371	101
Effect of exchange rate fluctuations on cash and cash equivalents	94	69

Change in cash and cash equivalents	24,785	(2,475)
Beginning cash and cash equivalents	7,192	4,219

Ending cash and cash equivalents	$31,977	$1,744

Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$337	$240

The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1. Description of Business and Basis of Presentation

Description of Business

The principal activity of Quotient Limited (the “Company”) and its subsidiaries (the “Group”) is the development, manufacture and sale of products for the global transfusion diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide.

Basis of Presentation

The condensed statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2015 and any future period.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2014 and March 31, 2014, all cash and cash equivalents comprised readily accessible cash balances except for $344 at June 30, 2014 and $345 at March 31, 2014 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institution for banking operations and its U.S subsidiary together hold all of the Company’s cash and cash equivalents as of June 30, 2014 and 99% at March 31, 2014. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2014 and March 31, 2014. This customer represented 54% and 53% of the accounts receivable balances as of June 30, 2014 and March 31, 2014, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2014 and June 30, 2013. This customer represented 59% and 57% of total product sales for the quarters ended June 30, 2014 and June 30, 2013, respectively.

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

See Note 6, “Commitment and Contingencies,” for information and related disclosures regarding the Company’s fair value measurements.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2014 and March 31, 2014.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2014 or June 30, 2013.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. The agreement also contains one further milestone of $650 payable upon fulfillment of $250 of cumulative orders of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized in the quarter ended June 30, 2014 when the sales target was achieved. During the quarter ended June 30, 2013, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE marketing milestone.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

Note 3. Intangible Assets

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Customer relationships	$3,367	$(3,367)	$—	—
Brands associated with acquired cell lines	694	(119)	576	33.1 years
Product licenses	604	(220)	384	6.4 years
Other intangibles	219	(214)	5	0.2 years

Total	$4,884	$(3,919)	$965

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Useful Life
Customer relationships	$3,283	$(3,283)	$—	—
Brands associated with acquired cell lines	677	(112)	565	33.4 years
Product licenses	589	(200)	389	6.6 years
Other intangibles	213	(200)	13	0.4 years

Total	$4,762	$(3,795)	$967

Note 4. Debt

Long-term debt comprises:

	As of
	June 30, 2014	March 31, 2014
Long-term debt	$15,000	$15,000
Fees due on final repayment of debt	487	487
Fair value of associated preference share warrant, net of amortization	(333)	(382)

Total long-term debt	$15,154	$15,105

On December 9, 2013, the Company drew down $15,000 under a new secured bank facility agreement with MidCap Financial LLC. The new facility is repayable over a four year period with no repayments being due until 18 months from the date of drawdown and then equal amounts being repayable monthly over the remaining 30 months. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable is the higher of the actual market rate from time to time or 2.0%.

At June 30, 2014 the outstanding debt is repayable as follows:

Within 1 year	$—
Between 1 and 2 years	6,000
Between 2 and 3 years	6,000
Between 3 and 5 years	3,000

Total debt	$15,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	As of
	June 30, 2014	March 31, 2014
Raw materials	$1,239	$1,420
Work in progress	2,341	2,031
Finished goods	1,060	1,106

Total	$4,640	$4,557

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	As of
	June 30, 2014	March 31, 2014
Plant and machinery	$12,010	$7,063
Leasehold improvements	3,941	3,594

Total property and equipment	15,951	10,657
Less: accumulated depreciation	(2,421)	(2,101)

Total property and equipment, net	$13,530	$8,556

Depreciation expenses were $298 and $245 in the quarters ended June 30, 2014 and June 30, 2013 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	As of
	June 30, 2014	March 31, 2014
Salary and related benefits	$104	$75
Accrued vacation	27	26
Accrued payroll taxes	792	281
Accrued incentive payments	1,016	1,632

Total accrued compensation and benefits	$1,939	$2,014

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2014	March 31, 2014
Accrued legal and professional fees	$153	$2,007
Accrued interest	109	112
Goods received not invoiced	643	590
Accrued development expenditure	911	799
Other accrued expenses	1,115	945

Total accrued expenses and other current liabilities	$2,931	$4,453

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of its Q Screen product. The total grant claimed to June 30, 2014 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

Prior to June 30, 2014, the Company’s subsidiary in the United Kingdom (“UK”) had entered into forward exchange contracts to sell U.S. dollars and purchase pounds sterling as a hedge of its U.S. dollar denominated revenues. There were no such hedges in place at June 30, 2014.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of
	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—

Total assets measured at fair value	$—	$—	$—	$—

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of share warrants	$4,950	$—	$—	$4,950

Total liabilities measured at fair value	$4,950	$—	$—	$4,950

	As of
	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$94	$—	$—	$94

Total assets measured at fair value	$94	$—	$—	$94

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of preference share warrants	$—	$—	$421	$421

Total liabilities measured at fair value	$—	$—	$421	$421

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31, 2014	$421
Exercise of warrants	(0)
Transfer of liability to shareholders equity upon conversion of the preference share warrant to a warrant in respect of ordinary shares	(421)
Issue of ordinary share warrants as part of the company’s initial public offering on April 29, 2014	8,529
Change in fair value of ordinary share warrants	(3,579)

June 30, 2014	$4,950

Note 7. Ordinary, Deferred and Preference Shares

Ordinary and Deferred shares

The Company’s issued and outstanding ordinary and deferred shares consist of the following:

	Shares Issued and Outstanding June 30, 2014	Shares Issued and Outstanding, March 31, 2014	Par value
Ordinary shares	14,376,547	60,044	$—
A Ordinary shares	—	244,141	—
B Ordinary shares	—	37,957	—

Total	14,376,547	342,142	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding June 30, 2014	Shares Issued and Outstanding, March 31, 2014	Liquidation amount per share June 30, 2014	Liquidation amount per share March 31, 2014
A Preference shares	—	12,719,954	$—	$1.32
B Preference shares	—	14,583,407	$—	$1.28
C Preference shares	—	929,167	$—	$3.11

Total	—	28,232,528

On April 3, 2014, all of the outstanding A ordinary shares, B ordinary shares and preference shares were converted into ordinary shares. The ordinary shares then outstanding were consolidated on the basis of 32 new ordinary shares for every existing 100 ordinary shares. The number of ordinary and deferred shares and number of options and warrants to acquire ordinary shares are presented in these financial statements on the basis of the number after this consolidation. The numbers of preference shares are shown on the basis of the numbers before this consolidation.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options issued under its share incentive plans and in respect of the deferred shares issued to employees. Share-based compensation expense amounted to $226 and $199 in the quarters ended June 30, 2014 and June 30, 2013, respectively.

2012 Option Plan

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value(1)
Outstanding—March 31, 2014	779,462	2.92	109	3,960
Granted	524,900	8.00	120	—
Exercised	—	0	—	—
Forfeited	(4,280)	3.20	—	—

Outstanding—June 30, 2014	1,300,082	$4.97	111	$4,409

Exercisable—June 30, 2014	192,886	$1.97	104	$1,233

(1)	Intrinsic value is calculated as the difference between the fair value of the Company’s ordinary shares as of the end of each reporting period and the exercise price of the option. The Company’s closing share price on June 30, 2014 was $8.36.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Weighted Average Exercise Prices	Ordinary Shares Fair Value Per Share at Grant Date	Intrinsic Value
April 29, 2014	524,900	$8.00	$8.00	$—

Determining the fair value of share incentive awards

The fair value of each share incentive grant was determined by the Company using the Black-Scholes options pricing model.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share volatilities of two of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own ordinary shares.

Fair value of ordinary shares. Transactions involving the preference share capital of the Company determined the fair values of the preference shares at those dates. The preference shares had preferred rights versus the ordinary shares as regards capital redemption and dividends but after all other shares had been paid out the balance of any residual assets was shared amongst the ordinary shareholders. The preference shareholders may have converted their shares to ordinary shares at any time.

Based on these share rights, the fair value of the ordinary shares would not have exceeded the fair value of the preference shares but may have equalled it, if it appeared likely that the value of the Company as a whole exceeded the entitlements of the preference shares thus making it more likely than not that the preference shareholders would have opted to convert their shares.

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

A summary of the weighted-average assumptions applicable to the share options issued in the current financial year is as follows:

April 29, 2014
Risk free interest rate	2.69%
Weighted-average expected lives (years)	3
Volatility	59.83%
Dividend Yield	—
Weighted average grant date fair value (per share)	$8.00
Number granted	524,900

Note 9. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.:

	Quarter ended June 30,
	2014	2013
Numerator:
Net income (loss)	$(2,616)	$395

Net loss available to ordinary shareholders—basic	$(2,616)	$395

Net loss available to ordinary shareholders—diluted	$(2,616)	$395

Denominator:
Weighted-average ordinary shares outstanding—basic	12,838,085	237,233
Weighted-average ordinary shares outstanding—diluted	12,838,085	9,408,823

Earnings (loss) per ordinary share—basic	$(0.20)	$1.67
Earnings (loss) per ordinary share—diluted	$(0.20)	$0.04

The options to purchase ordinary shares, and prior to their conversion to ordinary shares, the deferred shares, the A preference shares, the B preference shares, the C preference shares and the warrants to purchase A preference shares, B preference shares and C preference shares were excluded from the above computations of earnings per share.

B preference shares and C preference shares were participating securities with no contractual obligation to share in the losses of the Company. Accordingly, no losses were allocated to B preference shares and C preference shares in the calculation of loss per share in the periods presented.

No cumulative A preference share dividend was included in the net loss for EPS calculation as A preference share dividends, based on their terms were not considered earned and they received no dividend at the time of their conversion to ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission on June 27, 2014.

The information set forth and discussed below for the quarters ended June 30, 2014 and June 30, 2013 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with over 190 employees in the United States, the United Kingdom and Switzerland. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 54% and 35% of total revenue during quarters ended June 30, 2104 and June 30, 2013, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2014, we had an accumulated deficit of $17.9 million. We expect our operating losses will continue at least for the next several years as we continue our investment in the development and commercialization of MosaiQ™. For the quarter ended June 30, 2014, our total revenue was $5.9 million and our net loss was $2.6 million.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. We raised $40.0 million of equity share capital before issuance costs of approximately $6.3 million. At the time of the offering we recorded a financial liability in our financial statements amounting to $8.5 million, which represented the value ascribed to the ordinary share warrants issued as part of initial public offering. The market value of the warrants at June 30, 2014 was $4.9 million and we recorded the change in the market value as a gain of $3.6 million which was included in other income in our income statement for the quarter. In the quarter ended June 30, 2014, we also incurred non-recurring expenses of $623,000 and $383,000, representing the portion of the costs of our initial public offering that are attributable to the ordinary share warrants and the settlement of a dispute with Scottish National Blood Transfusion Service respectively, which are included in other expense in our income statement.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of revenue were 71% and 74% for the quarters ended June 30, 2014 and June 30, 2013, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

Our revenue is denominated in multiple currencies. Sales in the United States and to certain of our OEM customers are denominated in U.S. Dollars. Sales in Europe and the rest of the world are denominated primarily in Pounds Sterling, Euros or Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United Kingdom and United States. We operate globally and therefore changes in foreign currency exchange rates may become material to us in the future due to factors beyond our control. See Part I, Item 3: “Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Risk.”

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 59% and 69% for the quarters ended June 30, 2014 and June 30, 2013, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 53% and 47% for the quarters ended June 30, 2014 and June 30, 2013, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can continue to achieve additional efficiencies in our manufacturing operations, primarily through increasing sales volumes, which should improve our gross margin on product sales.

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

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. We expense all research and development costs as incurred, net of government grants received. In 2008, we were awarded grant funding totaling £1.8 million, or $3.1 million at June 30, 2014 exchange rates, by Scottish Enterprise, a public body of the Scottish Government, relating to the development of MosaiQ™. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. Since the 2007 purchase of Alba to June 30, 2014, total expenditures on the MosaiQTM project have amounted to approximately $23.1 million including capitalized expenditure. Of this amount $18.2 million was research and development expenditure. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

Our general and administrative expenses include costs for our executive, accounting and finance, legal, corporate development, information technology and human resources functions. We expense all general and administrative expenses as incurred. These expenses consist principally of salaries, bonuses and employee benefits for the personnel performing these functions, including travel costs. These expenses also include share-based compensation, professional service fees (such as audit, tax and legal fees), costs related to our Board of Directors, and general corporate overhead costs, which includes depreciation and amortization. We expect our general and administrative expenses to increase, primarily due to the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums and expenses for investor relations.

Net interest expense consists primarily of interest charges on our loan balances and the amortization of debt issuance costs. We amortize debt issuance costs over the life of the loan and report them as interest expense in our statements of operations.

Net other income (expense) consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses and expenses related to share warrants. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling and U.S. Dollars depending on the entity. In the quarter ended June 30, 2014 it also includes the change in the fair value of our ordinary share warrants and the two other non-recurring items as mentioned above.

Results of Operations

Comparison of the Quarters ended June 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$5,267	89%	$3,907	59%	$1,360	35%
Other revenues	650	11%	2,768	41%	(2,118)	-77%

Total revenue	5,917	100%	6,675	100%	(758)	-11%
Cost of revenue	2,451	41%	2,055	31%	396	19%

Gross profit	3,466	59%	4,620	69%	(1,154)	-25%
Operating expenses:
Sales and marketing	697	12%	620	9%	77	12%
Research and development	3,685	62%	1,618	24%	2,067	128%

	Quarter ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
General and administrative	3,490	59%	1,879	28%	1,611	86%

Total operating expenses	7,872	133%	4,117	62%	3,755	91%

Operating income (loss)	(4,406)	-74%	503	8%	(4,909)	N/A
Other income (expense):
Interest expense, net	(534)	-9%	(77)	-1%	(457)	593%
Other, net	2,324	39%	(31)	0%	2,355	N/A

Total other income (expense), net	1,790	30%	(108)	-2%	1,898	N/A

Loss before income taxes	(2,616)	-44%	395	6%	(3,011)	N/A
Provision for income taxes	0	0%	0	0%	0	N/A

Net loss	(2,616)	-44%	$395	6%	$(3,011)	N/A

Revenue

Total revenue decreased by 11% to $5.9 million for the quarter ended June 30, 2014, compared with $6.7 million for the quarter ended June 30, 2013. This decrease in revenue was driven by an increase in product sales of $1.4 million, or 35% offset by a $2.1 million decrease in other revenues, which comprise product development fees. Products sold by standing purchase order were 71% of product sales for the quarter ended June 30, 2014, compared with 74% for the quarter ended June 30, 2013.

The below table sets forth revenue by product group:

	Quarter ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales—OEM customers	$3,806	64%	$2,752	41%	$1,054	38%
Product sales—direct customers and distributors	1,461	25%	1,155	17%	306	26%
Other revenues	650	11%	2,768	41%	-2,118	-77%

Total revenue	$5,917	100%	$6,675	100%	$-758	-11%

OEM Sales. Product sales to OEM customers increased 38% to $3.8 million for the quarter ended June 30, 2014, compared with $2.8 million for the quarter ended June 30, 2013. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers and initial shipments of our rare anti-sera products for an OEM customer.

Direct Sales to Customers and Distributors. Direct product sales increased 26% to $1.5 million for the quarter ended June 30, 2014 compared with $1.2 million for the quarter ended June 30, 2013. Direct sales in the United States increased by $0.2 million, primarily driven by sales of our reagent red blood cell products launched in July 2012. Direct sales outside the United States increased by $0.1 million despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues decreased by $2.1 million to $0.7 million for the quarter ended June 30, 2014, compared with $2.8 million for the quarter ended June 30, 2013. During the quarter ended June 30, 2014, we recognized a $0.7 million milestone payment related to product development fees associated with the development of a range of rare antisera products for an OEM customer. In the quarter ended June 30, 2013, we recognized a $2.8 million milestone payment related to the development of the same range of products for the same customer.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $2.5 million for the quarter ended June 30, 2014, compared with $2.1 million for the quarter ended June 30, 2013, reflecting growth in product sales volumes. Gross margin, which represents gross profit expressed as a percentage of total revenue, was 59% for the quarter ended June 30, 2014, compared with 69% for the quarter ended June 30, 2013. The reduction in gross margin was mainly attributable to the $2.1 million decrease in other revenues. Excluding other revenues, gross margin on product sales increased to 53% for the quarter ended June 30, 2014, compared with 47% for the quarter ended June 30, 2013. The improved gross margin on product sales reflects increased sales volumes, improved revenue mix, the effect of our continuous manufacturing process improvement program and our decision to focus on supplying higher margin products in specific geographic territories.

Sales and marketing expenses

Sales and marketing expense increased by 12% to $0.7 million for the quarter ended June 30, 2014, compared with $0.6 million for the quarter ended June 30, 2013. This increase resulted primarily from commissions paid on higher direct product sales in the United States and increased marketing expenses. As a percentage of total product sales, sales and marketing expenses were 13% for the quarter ended June 30, 2014, compared with 16% for the quarter ended June 30, 2013.

Research and development expenses

	Quarter ended June 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$3,248	55%	$1,286	19%	$1,962	153%
Other research and development	442	7%	410	6%	32	8%
Grant income	(5)	—	(78)	-1%	73	-94%

Total research and development expenses	$3,685	62%	$1,618	24%	$2,067	128%

Research and development expenses increased by $2.1 million to $3.7 million for the quarter ended June 30, 2014, compared with $1.6 million for the quarter ended June 30, 2013, reflecting increased expenditure for MosaiQ™ and reduced government grant income. As a percentage of total revenue, research and development expenses increased to 62% for the quarter ended June 30, 2014, compared with 24% for the quarter ended June 30, 2013.

General and administrative expenses

General and administrative expenses increased by 86% to $3.5 million for the quarter ended June 30, 2014, compared with $1.9 million for the quarter ended June 30, 2013, reflecting greater personnel-related costs, including recent management additions, increased facility rental charges and increased corporate costs, including costs related to the Company’s transition to a public company. We recognized $0.2 million of stock compensation expense in the quarter ended June 30, 2014 compared with $0.2 million in the quarter ended June 30, 2013. In the quarter ended June 30, 2014, we also recognized an expense of $0.3 million related to a management bonus due upon the completion of our initial public offering. As a percentage of total revenue, general and administrative expenses increased to 59% for the quarter ended June 30, 2014, compared with 28% for the quarter ended June 30, 2013.

Other income (expense)

Net interest expense was $0.5 million for the quarter ended June 30, 2014, compared with $0.1 million for the quarter ended June 30, 2013. Interest expense in the quarter ended in the quarter ended June 30, 2014 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the quarter ended June 30, 2013 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Other expense for the quarter ended June 30, 2014 included an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of ordinary share warrants, a gain of $3.6 million arising from the change in the fair value of our ordinary share warrants, $0.4 million related to the settlement of a dispute with Scottish National Blood Transfusion Service and a two year extension of our lease on our Scottish manufacturing plant where Scottish National Blood Transfusion Service are the landlord and $0.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur, which typically take place in the first and second quarter of the fiscal year. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the quarter ended June 30, 2014, we had a net loss of $2.6 million and used $4.8 million of cash for operating activities. We earned a net profit of $0.4 million and used $2.6 million of cash for operating activities during the quarter ended June 30, 2013. As described under results of operations, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of June 30, 2014, we had an accumulated deficit of $17.9 million.

Prior to our initial public offering, our principal source of funding had been investment in new share capital by our shareholders. From our incorporation in 2012 to March 31, 2014, we raised $18.5 million of gross proceeds through the private placement of preference shares. On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. Other costs of the offering, apart from underwriting discounts and commissions, were approximately $3.5 million. The warrants are exercisable at an exercise price of $8.80 per whole ordinary share beginning July 24, 2014 and will expire on October 25, 2015. In the year ended March 31, 2014, we also incurred net new borrowings of $11.6 million.

As of June 30, 2014, we had cash and cash equivalents of $32.0 million, which included $0.4 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters Ended June 30, 2014 and 2013

Operating activities

Net cash used in operating activities was $4.8 million during the quarter ended June 30, 2014, which included net losses of $2.6 million and non-cash items of $3.0 million. Non-cash items were depreciation and amortization expense of $0.3 million, amortization of deferred debt issue costs of $0.2 million, share-based compensation expense of $0.2 million, offset by amortization of lease incentives of $0.1 million and the change in the liability in respect of our ordinary share warrants of $3.6 million. We also experienced a net cash inflow of $0.9 million from changes in operating assets and liabilities during the period, consisting primarily of a $1.7 million reduction of other assets offset by an $0.8 million increase in accounts receivable and a $0.1 million reduction in accounts payable, accrued liabilities and accrued compensation and benefits.

Net cash used in operating activities was $2.6 million during the quarter ended June 30, 2013, which included net income of $0.4 million and non-cash items of $0.3 million. Non-cash items were depreciation and amortization expense of $0.1 million and share-based compensation expense of $0.2 million. We also had a net cash outflow of $3.3 million from changes in operating assets and liabilities during the period, which was primarily related to a $2.8 million increase in accounts receivable and a $0.3 million reduction in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing activities

Net cash used in investing activities was $4.9 million and $37,000 for the quarters ended June 30, 2014 and June 30, 2013, respectively. Purchases of property and equipment in the quarter ended June 30, 2014 included $0.8 million related to the conversion of our Eysins, Switzerland manufacturing facility and the building of our new MosaiQTM development laboratory in Edinburgh, Scotland, $3.9 million related to the design and building of the manufacturing system for MosaiQTM consumables and $0.2 million related to our conventional reagent operations.

Financing activities

Net cash provided by financing activities was $34.4 million during the quarter ended June 30, 2014, consisting primarily of share issuance net proceeds of $34.3 million, and $0.1 million of net capital lease receipts. Net cash provided by financing activities during the quarter ended June 30, 2013 was $0.1 million comprising $150,000 from the issuance of preference shares and $49,000 of capital lease payments.

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

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQTM and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;

•	our ability to enter into arrangements with one or more commercial partners with respect to the commercialization of MosaiQ™ for the patient testing market;

•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;

•	our ability to collect our accounts receivable;

•	our ability to generate cash from operations;

•	any acquisition of businesses or technologies that we may undertake; and

•	our ability to penetrate our existing market and new markets.

Contractual Obligations

Our contractual obligations and commitment were summarized in our Annual Report on Form 10-K for the year ended March 31, 2014. As discussed in our Annual Report on Form 10-K for the year ended March 31, 2014, we have entered into a development agreement with STRATEC pursuant to which it will develop the initial high-throughput instrument for MosaiQTM. On April 1, 2014, we entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of high-throughput instruments during the six years following delivery of the first field trial instruments by STRATEC (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $71.4 million using current exchange rates. The term of the agreement commences upon completion of the fifth development milestone (December 15, 2014) under the development agreement, prior to which it is terminable by us without penalty, and is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Other than this new manufacturing agreement, there were no major changes in the nature of our contractual commitments between March 31, 2014 and June 30, 2014.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the three month period ended June 30, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2014 or the years ended March 31, 2014, 2013 or 2012.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of the award at the grant date is calculated using the Black-Scholes model, which uses a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the financial statements included in this quarterly report.

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

JOBS Act

Under the Jumpstart Our Business Startups Act of 2012, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations.

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates as it impacts our interest income and expense.

Cash and cash equivalents. At June 30, 2014, we had cash and cash equivalents of $32.0 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

The dispute between our Alba subsidiary and Scottish National Blood Transfusion Service, or SNBTS, referenced in our Form 10-K for the year ended March 31, 2014 was settled on July 17, 2014 through an agreement between the parties. In the agreement, we extended the lease term for our manufacturing facility in Edinburgh, Scotland, where SNBTS is landlord, for a two-year period until August 31, 2016. In exchange, we agreed to pay SNBTS two annual payments of £112,000, or approximately $190,000 at current exchange rates. No other sums are payable by us to SNBTS in relation to the settlement of this dispute.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The net proceeds from the sale of units in our initial public offering were $37.2 million after deducting underwriting discounts and commissions. We received these proceeds on April 30, 2014 on closing of the offering. Other costs of the offering, apart from underwriting discounts and commissions, were approximately $3.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus, dated April 24, 2014, filed with the SEC pursuant to Rule 424(b).

The net proceeds of the offering are held in the Group’s interest-bearing savings and operating bank accounts. As of June 30, 2014 we estimate that we have used approximately $5 million of the net proceeds on the conversion of the MosaiQTM manufacturing facility and the design and building of the initial manufacturing system for MosaiQTM consumables and approximately $3 million on development of the initial MosaiQTM consumables and instrument platform. We intend to use the remainder of the net proceeds from the IPO for expenditures associated with the development and commercial scale-up of MosaiQTM. The amounts and timing of our actual use of proceeds will vary depending on numerous factors, including the factors described under the “Risk Factors”. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: August 6, 2014	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*	Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.