Form 10-Q
period 2014-09-30
Quotient Ltd
filed 2014-11-13
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

As of November 12, 2014 there were 14,376,547 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

–	the development, regulatory approval and commercialization of MosaiQTM, including our expected arrangements with one or more commercial partners;
–	the design of blood grouping and disease screening capabilities of MosaiQTM and the benefits of MosaiQTM for both customers and patients;
–	future demand for and customer adoption of MosaiQTM, the factors that we believe will drive such demand and our ability to address such demand;
–	our expected profit margins for MosaiQTM;
–	the size of the market for MosaiQTM ;
–	the regulation of MosaiQTM by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
–	future plans for our conventional reagent products;
–	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;
–	future demand for our conventional reagent products and our ability to meet such demand;
–	our ability to manage the risks associated with international operations;
–	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
–	the effects of competition;
–	the expected outcome or impact of threatened litigation;
–	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
–

our estimates regarding our capital requirements and capital expenditures, including our expenditures associated with the ongoing development of MosaiQTM and the expected cost of a new expanded manufacturing facility in Edinburgh, Scotland;

–	our anticipated cash needs, our expected sources of funding and our ability to obtain expected funding; and
–	our plans for executive and director compensation for the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,110	$7,192
Trade accounts receivable, net	2,650	2,439
Inventories	4,424	4,557
Prepaid expenses and other current assets	4,843	5,200
Total current assets	29,027	19,388
Property and equipment, net	17,736	8,556
Intangible assets, net	1,079	967
Other non-current assets	611	897
Total assets	$48,453	$29,808
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,004	$5,343
Accrued compensation and benefits	1,768	2,014
Accrued expenses and other current liabilities	5,955	4,453
Financial liability in respect of share warrants	7,545	421
Current portion of long-term debt	1,500	—
Current portion of lease incentive	442	485
Current portion of capital lease obligation	281	183
Total current liabilities	22,495	12,899
Long-term debt, less current portion	13,692	15,105
Lease incentive, less current portion	1,989	2,423
Capital lease obligation, less current portion	373	154
Total liabilities	38,549	30,581
Commitments and contingencies	—	—
A preference shares (nil par value) zero and 12,719,954 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	—	13,180
B preference shares (nil par value) zero and 14,583,407 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	—	14,991
C Preference shares (nil par value) zero and 929,167 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	—	2,592
Shareholders' equity (deficit)
Ordinary shares (nil par value) 14,376,547 and 60,044 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	56,837	247
A Ordinary shares (nil par value) zero and 244,141 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	—	—
B Ordinary shares (nil par value) zero and 37,957 issued and outstanding at September 30, 2014 and March 31, 2014 respectively;	—	—
Distribution in excess of capital	(15,863)	(16,793)
Accumulated other comprehensive income (loss)	(1,440)	305
Accumulated deficit	(29,630)	(15,295)
Total shareholders' equity (deficit)	9,904	(31,536)
Total liabilities, redeemable convertible preference shares and shareholders' equity	$48,453	$29,808

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30		September 30
	2014	2013	2014	2013
Revenue:
Product sales	$4,527	$4,515	$9,794	$8,422
Other revenues	—	—	650	2,768
Total revenue	4,527	4,515	10,444	11,190
Cost of revenue	(2,706)	(2,275)	(5,157)	(4,330)
Gross profit	1,821	2,240	5,287	6,860
Operating expenses:
Sales and marketing	(609)	(610)	(1,306)	(1,230)
Research and development, net of government grants	(5,435)	(1,591)	(9,120)	(3,209)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(283)	(223)	(509)	(422)
Other general and administrative expenses	(3,715)	(1,807)	(6,979)	(3,487)
Total general and administrative expense	(3,998)	(2,030)	(7,488)	(3,909)
Total operating expense	(10,042)	(4,231)	(17,914)	(8,348)
Operating loss	(8,221)	(1,991)	(12,627)	(1,488)
Other expense
Interest expense, net	(538)	(81)	(1,072)	(158)
Other, net	(2,960)	(7)	(636)	(39)
Other expense, net	(3,498)	(88)	(1,708)	(197)
Loss before income taxes	(11,719)	(2,079)	(14,335)	(1,685)
Provision for income taxes	—	—	—	—
Net loss	$(11,719)	$(2,079)	$(14,335)	$(1,685)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(159)	$—	$(253)	$—
Foreign currency gain (loss)	(1,865)	332	(1,492)	479
Other comprehensive income (loss)	(2,024)	332	(1,745)	479
Comprehensive loss	$(13,743)	$(1,747)	$(16,080)	$(1,206)
Net loss available to ordinary shareholders - basic and diluted	$(11,719)	$(2,079)	$(14,335)	$(1,685)
Loss per share - basic and diluted	$(0.82)	$(7.20)	$(1.06)	$(6.41)
Weighted-average shares outstanding - basic and diluted	14,376,547	288,661	13,584,197	263,088

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary shares		Distribution in excess	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	of capital	Income (Loss)	Deficit	Equity
Balances, March 31, 2014	28,232,528	$30,763	342,142	$247	$(16,793)	$305	$(15,295)	$(31,536)
Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	421	—	—	31,287
Issue of shares, net of expenses	—	—	5,000,000	25,724	—	—	—	25,724
Net loss	—	—	—	—	—	—	(14,335)	(14,335)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	(253)	—	(253)
Foreign currency translation gain (loss)	—	—	—	—	—	(1,492)	—	(1,492)
Other comprehensive income (loss)	—	—	—	—	—	(1,745)	—	(1,745)
Stock-based compensation	—	—	—	—	509	—	—	509
Balances, September 30, 2014	—	$—	14,376,547	$56,837	$(15,863)	$(1,440)	$(29,630)	$9,904

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(14,335)	$(1,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	599	240
Share-based compensation	509	422
Amortization of lease incentive	(235)	—
Amortization of deferred debt issue costs	393	—
Change in fair value of financial liability in respect of share warrants	(984)	—
Net change in assets and liabilities:
Trade accounts receivable, net	(372)	(498)
Inventories	(35)	(505)
Accounts payable and accrued liabilities	1,496	(71)
Accrued compensation and benefits	(162)	(342)
Other assets	58	(267)
Net cash used in operating activities	(13,068)	(2,706)
INVESTING ACTIVITIES:
Purchase of property and equipment	(10,058)	(167)
Purchase of intangible assets	(197)	(7)
Net cash used in investing activities	(10,255)	(174)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	338	(99)
Proceeds from issuance of ordinary and preference shares	34,254	150
Net cash generated from financing activities	34,592	51
Effect of exchange rate fluctuations on cash and cash equivalents	(1,351)	150
Change in cash and cash equivalents	9,918	(2,679)
Beginning cash and cash equivalents	7,192	4,219
Ending cash and cash equivalents	$17,110	$1,540
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$683	$240

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

Basis of Presentation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter and the six months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2015 and any future period.

As of September 30, 2014, the Company had cash and cash equivalents of $17.1 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of the Company’s property in Eysins, Switzerland.

The Company plans to continue investing in the development of MosaiQ™, including through increased expenditure on research and development associated with assay development, development of the MosaiQ™ instrument and converting and equipping the consumable manufacturing facility for MosaiQ™ in Eysins, Switzerland.  During the remainder of the current fiscal year, the Company anticipates gross expenditure of approximately $30 million associated with the ongoing development of MosaiQ™, although this amount may change materially. To maintain the current rate of development for MosaiQ™, the Company will therefore need to obtain additional funding, both for the remainder of the current fiscal year and for the period thereafter until the Company is cash flow positive following the commercial launch of MosaiQ™.  The Company intends to seek this additional funding from various potential financing sources, including from strategic partners or from the sale of new equity securities. The Company’s Directors are confident that additional funding can be secured and accordingly have prepared the condensed financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain such additional funding on favorable terms or at all.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and March 31, 2014, all cash and cash equivalents comprised readily accessible cash balances except for $319 at September 30, 2014 and $345 at March 31, 2014 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2014 and 99% at March 31, 2014. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2014 and March 31, 2014. This customer represented 37% and 53% of the accounts receivable balances as of September 30, 2014 and March 31, 2014, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the six months ended September 30, 2014 and September 30, 2013. This customer represented 54% and 58% of total product sales for the six months ended September 30, 2014 and September 30, 2013, respectively.

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

–	Level 1—Quoted prices in active markets for identical assets or liabilities.
–

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

–	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 6, “Commitment and Contingencies,” for information and related disclosures regarding the Company’s fair value measurements.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2014 and March 31, 2014.

Property and equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

–	Plant, machinery and equipment—4 to 25 years;
–	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2014 or September 30, 2013.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. The agreement also contains one further milestone of $650 payable upon fulfillment of $250 of cumulative orders of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized in the six month period ended September 30, 2014 when the sales target was achieved. During the six month period ended September 30, 2013, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE marketing milestone.

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

Note 3. Intangible Assets

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$3,192	$(3,192)	$—	—
Brands associated with acquired cell lines	658	(116)	542	32.9 years
Product licenses	763	(226)	537	7.0 years
Other intangibles	208	(208)	—	—
Total	$4,821	$(3,742)	$1,079

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$3,283	$(3,283)	$—	—
Brands associated with acquired cell lines	677	(112)	565	33.4 years
Product licenses	589	(200)	389	6.6 years
Other intangibles	213	(200)	13	0.4 years
Total	$4,762	$(3,795)	$967

Note 4. Debt

Long-term debt comprises:

	Sept 30, 2014	March 31, 2014
Total debt	$15,000	$15,000
Less current portion	(1,500)	—
Long-term debt	$13,500	$15,000
Fees due on final repayment of debt	487	487
Fair value of associated share warrant, net of amortization	(295)	(382)
	$13,692	$15,105

On December 9, 2013, the Company drew down $15,000 under a new secured credit facility agreement with MidCap Financial LLC. The new facility is repayable over a four year period with no repayments being due until 18 months from the date of drawdown and then equal amounts being repayable monthly over the remaining 30 months. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable is the higher of the actual market rate from time to time or 2.0%.

At September 30, 2014, the outstanding debt is repayable as follows:

Within 1 year	$1,500
Between 1 and 2 years	6,000
Between 2 and 3 years	6,000
Between 3 and 4 years	1,500
Total debt	$15,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	Sept 30, 2014	March 31, 2014
Raw materials	$1,214	$1,420
Work in progress	2,353	2,031
Finished goods	857	1,106
Total inventories	$4,424	$4,557

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	Sept 30, 2014	March 31, 2014
Plant and Machinery	$15,109	$7,063
Leasehold improvements	5,199	3,594
Total property and equipment	20,308	10,657
Less: accumulated depreciation	(2,572)	(2,101)
Total property and equipment, net	$17,736	$8,556

Depreciation expenses were $557 and $188 in the six month periods ended September 30, 2014 and September 30, 2013 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	Sept 30, 2014	March 31, 2014
Salary and related benefits	$151	$75
Accrued vacation	25	26
Accrued payroll taxes	335	281
Accrued incentive payments	1,257	1,632
Total accrued compensation and benefits	$1,768	$2,014

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Sept 30, 2014	March 31, 2014
Accrued legal and professional fees	$125	$2,007
Accrued interest	109	112
Goods received not invoiced	582	590
Accrued development expenditure	4,178	799
Other accrued expenses	961	945
Total accrued expenses and other current liabilities	$5,955	$4,453

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of its Q Screen product. The total grant claimed to September 30, 2014 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into nine forward exchange contracts to sell $300 and purchase pounds sterling at a rate of £1:$1.7227 in each calendar month through June 2015 as a hedge of its U.S. dollar denominated revenues.

Share warrants

As part of its initial public offering in April the Company issued 5 million warrants each to acquire 0.8 of an ordinary share for a price of $8.80 per whole share.  The financial statements include a financial liability in respect of these warrants which is equal to the market price of the warrants at the end of each financial period.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$159	$—	$—	$159
Fair value of share warrants	7,545	—	—	7,545
Total liabilities measured at fair value	$7,704	$—	$—	$7,704

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$94	$—	$—	$94
Total assets measured at fair value	$94	$—	$—	$94

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of share warrants	$—	$—	$421	$421
Total liabilities measured at fair value	$—	$—	$421	$421

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31,2014	$421
Exercise of warrants	—
Transfer of liability to shareholders' equity upon the conversion of the preference share warrant to a warrant in respect of ordinary shares	(421)
Issue of ordinary share warrants as part of the company's initial public offering	8,529
Change in fair value of ordinary share warrants	(984)
September 30, 2014	$7,545

Note 7. Ordinary, Deferred and Preference Shares

Ordinary and Deferred shares

The Company’s issued and outstanding ordinary and deferred shares consist of the following:

	Shares Issued and Outstanding
	Sept 30, 2014	March 31, 2014	Par value
Ordinary shares	14,376,547	60,044	$—
A Ordinary shares	—	244,141	—
B Ordinary shares	—	37,957	—
Total	14,376,547	342,142	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	Sept 30, 2014	March 31, 2014	Sept 30, 2014	March 31, 2014
A Preference shares	—	12,719,954	$—	$1.32
B Preference shares	—	14,583,407	$—	$1.28
C Preference shares	—	929,167	$—	$3.11
Total	—	28,232,528

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

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted stock units (“RSU’s”) issued under its share incentive plans and in respect of the deferred shares issued to employees. Share-based compensation expense amounted to $509 and $422 in the six month periods ended September 30, 2014 and September 30, 2013, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	779,462	$2.92	109	$3,960
Granted	556,500	8.07	120	—
Exercised	—	—	—	—
Forfeited	(15,480)	—	—	—
Outstanding — September 30, 2014	1,320,482	$5.06	108	$5,771
Exercisable — September 30, 2014	206,112	$1.94	101	$1,544

(1)

Intrinsic value is calculated as the difference between the fair value of the Company’s ordinary shares as of the end of each reporting period and the exercise price of the option. The Company’s closing share price on September 30, 2014 was $9.43.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Weighted Average Exercise Prices	Ordinary Shares Fair Value Per Share at Grant Date	Intrinsic Value
April 29, 2014	524,900	$8.00	$8.00	$—
August 6, 2014	31,600	$9.26	$9.26	$—

Determining the fair value of share incentive awards

The fair value of each share incentive grant was determined by the Company using the Black-Scholes options pricing model.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share volatilities of a number of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own ordinary shares.

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

Risk-Free Interest Rate. The risk-free interest rate is based on the UK Government 10 year bond yield in effect at the time of grant.

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

A summary of the weighted-average assumptions applicable to the share options issued in the current financial year is as follows:

	April 29, 2014	August 6, 2014
Risk-free interest rate	2.69%	2.46%
Weighted average expected lives (years)	3	3
Volatility	59.83%	59.39%
Dividend yield	—	—
Weighted average grant date fair value (per share)	$8.00	$9.26
Number granted	524,900	31,600

During the quarter ended September 30, 2014, the Company awarded 50,000 restricted stock units to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Six months ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net loss	$(11,719)	$(2,079)	$(14,335)	$(1,685)
Net loss available to ordinary shareholders - basic and diluted	$(11,719)	$(2,079)	$(14,335)	$(1,685)
Denominator:
Weighted-average shares outstanding - basic and diluted	14,376,547	288,661	13,584,197	263,088
Loss per share - basic and diluted	$(0.82)	$(7.20)	$(1.06)	$(6.41)

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

The information set forth and discussed below for the six month periods ended September 30, 2014 and September 30, 2013 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with over 210 employees in the United States, the United Kingdom and Switzerland. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 56% and 44% of total revenue during six month periods ended September 30, 2014 and September 30, 2013, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2014, we had an accumulated deficit of $29.6 million. We expect our operating losses will continue at least for the next several years as we continue our investment in the development and commercialization of MosaiQ™. For the six months ended September 30, 2014, our total revenue was $10.4 million and our net loss was $14.3 million.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represents the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. The market value of the warrants at September 30, 2014 was $7.5 million. We have recorded the $1.0 million change in market value as a gain within net other income (expense) in our income statement for the six month period ended September 30, 2014. In the six month period ended September 30, 2014, we also incurred non-recurring expenses of $628,000 and $383,000, representing the portion of the costs of our initial public offering that are attributable to the warrants and the settlement of a dispute with Scottish National Blood Transfusion Service respectively, which are included in other expense in our income statement.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 71% and 73% for the six month periods ended September 30, 2014 and September 30, 2013, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

Our revenue is denominated in multiple currencies. Sales in the United States and to certain of our OEM customers are denominated in U.S. Dollars. Sales in Europe and the rest of the world are denominated primarily in Pounds Sterling, Euros or Yen. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United Kingdom, United States and Switzerland. We operate globally and therefore changes in foreign currency exchange rates may become material to us in the future due to factors beyond our control. See Part I, Item 3: “Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Risk.”

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 51% and 61% for the six month periods ended September 30, 2014 and September 30, 2013, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 47% and 49% for the six month periods ended September 30, 2014 and September 30, 2013, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can continue to achieve additional efficiencies in our manufacturing operations, primarily through increasing sales volumes, which should improve our gross margin on product sales.

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

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. We expense all research and development costs as incurred, net of government grants and tax credits received. In 2008, we were awarded grant funding totaling £1.8 million, or $2.9 million at September 30, 2014 exchange rates, by Scottish Enterprise, a public body of the Scottish Government, relating to the development of MosaiQ™. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. Since the 2007 purchase of Alba to September 30, 2014, total expenditures on the MosaiQTM project have amounted to approximately $34.4 million including capitalized and prepaid expenditure. Of this amount, $23.1 million was research and development expenditure. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™. See “—Liquidity and Capital Resources” below for further information.

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

Net interest expense consists primarily of interest charges on our loan balances and the amortization of debt issuance costs. We amortize debt issuance costs over the life of the loan and report them as interest expense in our statements of comprehensive loss.

Net other income (expense) consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses and expenses related to share warrants. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the six month period ended September 30, 2014, net other income (expense) also includes the change in the fair value of our warrants and the two other non-recurring items as mentioned above

Results of Operations

Comparison of the Quarters ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,527	100%	$4,515	100%	$12	0%
Other revenues	—	0%	—	0%	—	0%
Total revenue	4,527	100%	4,515	100%	12	0%
Cost of revenue	2,706	60%	2,275	50%	431	19%
Gross profit	1,821	40%	2,240	50%	(419)	-19%
Operating expenses:
Sales and marketing	609	13%	610	14%	(1)	0%
Research and development	5,435	120%	1,591	35%	3,844	242%
General and administrative	3,998	88%	2,030	45%	1,968	97%
Total operating expenses	10,042	222%	4,231	94%	5,811	137%
Operating (loss)	(8,221)	-182%	(1,991)	-44%	(6,230)	313%
Other expense:
Interest expense, net	(538)	-12%	(81)	-2%	(457)	564%
Other, net	(2,960)	-65%	(7)	0%	(2,953)	—
Total other expense, net	(3,498)	-77%	(88)	-2%	(3,410)	—
Loss before income taxes	(11,719)	-259%	(2,079)	-46%	(9,640)	464%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(11,719)	-259%	$(2,079)	-46%	$(9,640)	464%

Revenue

Total revenue for the quarter ended September 30, 2014 was $4.5 million, compared with $4.5 million for the quarter ended September 30, 2013. Products sold by standing purchase order were 70% of product sales for the quarter ended September 30, 2014, compared with 72% for the quarter ended September 30, 2013.

The below table sets forth revenue by product group:

	Quarter ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,116	69%	$3,213	71%	$(97)	-3%
Product sales - direct customers and distributors	1,411	31%	1,302	29%	109	8%
Other revenues	—	0%	—	0%	—	0%
Total revenue	$4,527	100%	$4,515	100%	$12	0%

OEM Sales. Product sales to OEM customers decreased 3% to $3.1 million for the quarter ended September 30, 2014, compared with $3.2 million for the quarter ended September 30, 2013. The decrease largely reflects the timing of standing orders falling within the first two quarters of fiscal 2015 and 2014. Year-to-date, our product sales to OEM customers have increased 16%.

Direct Sales to Customers and Distributors. Direct product sales increased by 8% to $1.4 million for the quarter ended September 30, 2014 compared with $1.3 million for the quarter ended September 30, 2013. Direct sales in the United States increased by $0.2 million, primarily driven by sales of our reagent red blood cell products launched in July 2012, offset by the timing of standing orders falling within the first two quarters of fiscal 2015 and 2014. Direct sales outside the United States decreased by $0.1 million as a result of our decision to offer fewer products in Europe. Year-to-date, direct product sales have increased 17%.

Other Revenues. Other revenues represent product development revenues and there were no such revenues in the quarters ended September 30, 2014 or September 30, 2013.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $2.7 million for the quarter ended September 30, 2014, compared with $2.3 million for the quarter ended September 30, 2013. Gross profit on total revenue and product sales was $1.8 million in the quarter ended September 30, 2014, compared with $2.2 million the quarter ended September 30, 2013. The decrease was attributable to adverse foreign exchange movements, higher shipping costs and incremental conventional reagent manufacturing costs. Gross margin, which represents gross profit expressed as a percentage of total revenue, was 40% for the quarter ended September 30, 2014, compared with 50% for the quarter ended September 30, 2013.

Sales and marketing expenses

Sales and marketing expense was $0.6 million for the quarter ended September 30, 2014, compared with $0.6 million for the quarter ended September 30, 2013. As a percentage of total product sales, sales and marketing expenses were 13% for the quarter ended September 30, 2014, compared with 14% for the quarter ended September 30, 2013.

Research and development expenses

	Quarter ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$5,179	114%	$1,225	27%	$3,954	323%
Other research and development	554	12%	366	8%	188	51%
Tax credits	(298)	-7%	—	0%	(298)	—
Total research and development expenses	$5,435	120%	$1,591	35%	$3,844	242%

Research and development expenses increased by $3.8 million to $5.4 million for the quarter ended September 30, 2014, compared with $1.6 million for the quarter ended September 30, 2013. As a percentage of total revenue, research and development expenses increased to 120% for the quarter ended September 30, 2014, compared with 35% for the quarter ended September 30, 2013. This reflects the acceleration of expenditure on the MosaiQ™ project following the completion of our initial public offering.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 97% to $4.0 million for the quarter ended September 30, 2014, compared with $2.0 million for the quarter ended September 30, 2013, reflecting greater personnel-related costs, including recent management additions, increased facility rental charges and increased corporate costs, including costs related to our transition to a public company. We recognized $0.3 million of stock compensation expense in the quarter ended September 30, 2014 compared with $0.2 million in the quarter ended September 30, 2013.  As a percentage of total revenue, general and administrative expenses increased to 88% for the quarter ended September 30, 2014, compared with 45% for the quarter ended September 30, 2013.

Other expense

Net interest expense was $0.5 million for the quarter ended September 30, 2014, compared with $0.1 million for the quarter ended September 30, 2013. Interest expense in the quarter ended September 30, 2014 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the quarter ended September 30, 2013 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Other expense for the quarter ended September 30, 2014 included an expense of $2.6 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering.  It also included $0.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of the six month periods ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$9,794	94%	$8,422	75%	$1,372	16%
Other revenues	650	6%	2,768	25%	(2,118)	-77%
Total revenue	10,444	100%	11,190	100%	(746)	-7%
Cost of revenue	5,157	49%	4,330	39%	827	19%
Gross profit	5,287	51%	6,860	61%	(1,573)	-23%
Operating expenses:
Sales and marketing	1,306	13%	1,230	11%	76	6%
Research and development	9,120	87%	3,209	29%	5,911	184%
General and administrative	7,488	72%	3,909	35%	3,579	92%
Total operating expenses	17,914	172%	8,348	75%	9,566	115%
Operating (loss)	(12,627)	-121%	(1,488)	-13%	(11,139)	748%
Other expense:
Interest expense, net	(1,072)	-10%	(158)	-1%	(914)	578%
Other, net	(636)	-6%	(39)	0%	(597)	—
Total other expense, net	(1,708)	-16%	(197)	-2%	(1,511)	767%
Loss before income taxes	(14,335)	-137%	(1,685)	-15%	(12,650)	751%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(14,335)	-137%	$(1,685)	-15%	$(12,650)	751%

Revenue

Total revenue decreased by 7% to $10.4 million for the six month period ended September 30, 2014, compared with $11.2 million for the six month period ended September 30, 2013. This decrease in revenue was driven by an increase in product sales of $1.4 million, or 16% offset by a $2.1 million decrease in other revenues, which comprise product development fees. Products sold by standing purchase order were 71% of product sales for the six month period ended September 30, 2014, compared with 73% for the six month period ended September 30, 2013. The below table sets forth revenue by product group:

	Six months ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$6,922	66%	$5,965	53%	$957	16%
Product sales - direct customers and distributors	2,872	27%	2,457	22%	415	17%
Other revenues	650	6%	2,768	25%	(2,118)	-77%
Total revenue	$10,444	100%	$11,190	100%	$(746)	-7%

OEM Sales. Product sales to OEM customers increased 16% to $6.9 million for the six month period ended September 30, 2014, compared with $6.0 million for the six month period ended September 30, 2013. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers and initial shipments of our rare antisera products for an OEM customer.

Direct Sales to Customers and Distributors. Direct product sales increased 17% to $2.9 million for the six month period ended September 30, 2014 compared with $2.5 million for the six month period ended September 30, 2013. Direct sales in the United States increased by $0.4 million, primarily driven by sales of our reagent red blood cell products launched in July 2012. Direct sales outside the United States were generally in line with the prior year despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues decreased by $2.1 million to $0.7 million for the six month period ended September 30, 2014, compared with $2.8 million for the six month period ended September 30, 2013. During the six month period ended September 30, 2014, we recognized a $0.7 million milestone payment related to product development fees associated with the development of a range of rare antisera products for an OEM customer. In the six month period ended September 30, 2013, we recognized a $2.8 million milestone payment related to the same development program.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $5.2 million for the six month period ended September 30, 2014, compared with $4.3 million for the six month period ended September 30, 2013, reflecting growth in product sales volumes. Gross profit on total revenue in the six month period ended September 30, 2014 was $5.3 million, a decrease of 23% when compared with $6.9 million in the six month period ended September 30, 2013. The decrease was attributable to the $2.1 million decrease in other revenues. Excluding other revenues, gross profit on product sales in the six month period ended September 30, 2014 was $4.6 million, an increase of 13% when compared with $4.1 million in the six month period ended September 30, 2013. The increase was attributable to higher sales volumes, partially offset by adverse foreign exchange movements and higher shipping costs. Gross margin, which represents gross profit expressed as a percentage of Total Revenue, was 51% for the six month period ended September 30, 2014, compared with 61% for the six month period ended September 30, 2013. Gross margin on product sales decreased to 47% for the six month period ended September 30, 2014, compared with 49% for the six month period ended September 30, 2013.

Sales and marketing expenses

Sales and marketing expense increased by 6% to $1.3 million for the six month period ended September 30, 2014, compared with $1.2 million for the six month period ended September 30, 2013. This increase resulted primarily from commissions paid on higher direct product sales in the United States and increased marketing expenses. As a percentage of total product sales, sales and marketing expenses were 13% for the six month period ended September 30, 2014, compared with 15% for the six month period ended September 30, 2013.

Research and development expenses

	Six months ended September 30,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$8,427	81%	$2,511	22%	$5,916	236%
Other research and development	996	10%	776	7%	220	28%
Grant income and tax credits	(303)	-3%	(78)	-1%	(225)	288%
Total research and development expenses	$9,120	87%	$3,209	29%	$5,911	184%

Research and development expenses increased by $5.9 million to $9.1 million for the six month period ended September 30, 2014, compared with $3.2 million for the six month period ended September 30, 2013. As a percentage of total revenue, research and development expenses increased to 87% for the six month period ended September 30, 2014, compared with 29% for the six month period ended September 30, 2013. This reflects the acceleration of expenditure on the MosaiQ™ project following the completion of our initial public offering.  Grant income and tax credits included $0.3 million of tax credits in the six month period ended September 30, 2014 and $0.1 million of grant income in the six month period ended September 30, 2013.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 92% to $7.5 million for the six month period ended September 30, 2014, compared with $3.9 million for the six month period ended September 30, 2013, reflecting greater personnel-related costs, including recent management additions, increased facility rental charges and increased corporate costs, including costs related to our transition to a public company. We recognized $0.5 million of stock compensation expense in the six month period ended September 30, 2014 compared with $0.4 million in the six month period ended September 30, 2013. In the six month period ended September 30, 2014, we also recognized an expense of $0.3 million related to a management bonus due upon the completion of our initial public offering. As a percentage of total revenue, general and administrative expenses increased to 72% for the six month period ended September 30, 2014, compared with 35% for the six month period ended September 30, 2013.

Other income (expense)

Net interest expense was $1.1 million for the six month period ended September 30, 2014, compared with $0.2 million for the six month period ended September 30, 2013. Interest expense in the six month period ended in the six month period ended September 30, 2014 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the six month period ended September 30, 2013 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Other expense for the six month period ended September 30, 2014 included a gain of $1.0 million related to the change in the fair value in of the warrants issued at the time of our initial public offering. It also included an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of these warrants, an expense of $0.4 million related to the settlement of a dispute with Scottish National Blood Transfusion Service and $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2014, the greatest impact of extra product shipments occurred in our second quarter, while the greatest impact thus far in fiscal 2015 has occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the six-month period ended September 30, 2014, we had a net loss of $14.3 million and used $23.3 million of cash in our operating activities. We incurred a net loss of $1.7 million and used $2.7 million of cash in our operations during the six-month period ended September 30, 2013. As described under results of operations, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of September 30, 2014, we had an accumulated deficit of $29.6 million.

Prior to our initial public offering, our principal sources of funding had been proceeds from the issue of equity securities, the issue of loan notes to Haemonetics and proceeds from our credit facility with MidCap Financial LLC. From our incorporation in 2012 to March 31, 2014, we raised $18.5 million of gross proceeds through the private placement of equity securities and drew down $15.0 million under the terms of our credit facility with MidCap Financial, part of which was used to repay $3.0 million of loan notes previously issued to Haemonetics.  On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. Other costs of the offering, apart from underwriting discounts and commissions, were approximately $3.5 million. The warrants are exercisable at an exercise price of $8.80 per ordinary share until October 25, 2015.

As of September 30, 2014, we had cash and cash equivalents of $17.1 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. For additional details regarding our anticipated operating and capital expenditure requirements through the remainder of the current fiscal year, see "—Operating and Capital Expenditure Requirements" below.

Cash Flows for the Six Month Periods Ended September 30, 2014 and 2013

Operating activities

Net cash used in operating activities was $13.1 million during the six month period ended September 30, 2014, which included net losses of $14.3 million less non-cash items of $0.3 million. Non-cash items were depreciation and amortization expense of $0.6 million, amortization of deferred debt issue costs of $0.4 million, share-based compensation expense of $0.5 million, offset by amortization of lease incentives of $0.2 million and a change in the fair value of the liability in respect of share warrants of $1.0 million. We also experienced a net cash inflow of $1.0 million from changes in operating assets and liabilities during the period, consisting primarily of a $1.5 million increase in accounts payable and accrued liabilities offset by a $0.4 million increase in accounts receivable and a $0.2 million reduction in accrued compensation and benefits.

Net cash used in operating activities was $2.7 million during the six month period ended September 30, 2013, which included net losses of $1.7 million and non-cash items of $0.7 million. Non-cash items were depreciation and amortization expense of $0.2 million and share-based compensation expense of $0.4 million. We also had a net cash outflow of $1.7 million from changes in operating assets and liabilities during the period, which was primarily related to a $0.5 million increase in accounts receivable, a $0.5 million increase in inventories, a $0.3 million increase in other assets and a decrease in accrued compensation expense of $0.3 million. The increase in accounts receivable and inventory was primarily related to the growth of our product sales revenue. The decrease in accrued compensation expenses was primarily related to the timing of bonus accruals.

Investing activities

Net cash used in investing activities was $10.3 million and $0.2 million for the six month periods ended September 30, 2014 and September 30, 2013, respectively. Purchases of property and equipment in the six month period ended September 30, 2014 included $1.7 million related to the conversion of our Eysins, Switzerland manufacturing facility, $0.3 million related to the conversion of our new MosaiQTM development laboratory in Edinburgh, Scotland, and $7.7 million related to the design and building of the manufacturing system for MosaiQTM consumables. We also invested $0.3 million on capital expenditures and $0.2 million on new product licenses within our conventional reagent operations.

Financing activities

Net cash provided by financing activities was $34.6 million during the six month period ended September 30, 2014, consisting primarily of net proceeds of $34.3 million from our initial public offering and $0.3 million of net capital lease receipts. Net cash provided by financing activities during the six month period ended September 30, 2013 was $0.1 million comprising $0.2 million from the issuance of preference shares and $0.1 million of capital lease payments.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next several years. We expect our operating expenses to increase as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities. Additionally, as a public company, we will incur audit, legal and other expenses that we did not incur as a private company.

As of September 30, 2014, we had cash and cash equivalents of $17.1 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

We plan to continue investing in the development of MosaiQ™, including through increased expenditure on research and development associated with assay development, development of the MosaiQ™ instrument and converting and equipping the consumable manufacturing facility for MosaiQ™ in Eysins, Switzerland.  During the remainder of the current fiscal year, we anticipate gross expenditures of approximately $30 million associated with the ongoing development of MosaiQ™, although this amount may change materially. To maintain the current rate of development for MosaiQ™ we will therefore need to obtain additional funding, both for the remainder of the current fiscal year and for the period thereafter until we are cash flow positive following the commercial launch of MosaiQ™. We intend to seek this additional funding from various potential financing sources, including from strategic partners or from the sale of new equity securities. Our directors are confident that additional funding can be secured and accordingly have prepared our condensed financial statements on the going concern basis. However, there can be no assurances that we will be able to obtain such additional funding on favorable terms or at all.

In particular, we believe our formal process to identify and select a partner to commercialize MosaiQ™ in specific global transfusion diagnostic markets is now well-advanced. Evaluation efforts by three major multinational diagnostic companies are at varying stages of completion and proposed terms for a commercial relationship are currently under consideration. We remain committed to our goal of selecting a commercial partner by the end of the 2014 calendar year.  However, there can be no assurance that we will be able to enter a commercial relationship on favorable terms or at all.

Our future capital requirements will depend on many factors, including:

–	our progress in developing and commercializing MosaiQTM and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
–	our ability to enter into arrangements with one or more commercial partners with respect to the commercialization of MosaiQ™ for the patient testing market;
–	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
–	our ability to collect our accounts receivable;
–	our ability to generate cash from operations;
–	any acquisition of businesses or technologies that we may undertake; and
–	our ability to penetrate our existing market and new markets.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2014. As discussed in our Annual Report on Form 10-K for the year ended March 31, 2014, we have entered into a development agreement with STRATEC pursuant to which it will develop the initial instrument for MosaiQTM. On April 1, 2014, we entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of instruments during the six years following delivery of the first field trial instruments by STRATEC (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $65.4 million using September 30, 2014 exchange rates. The term of the agreement commences upon completion of the fifth development milestone (December 15, 2014) under the development agreement, prior to which it is terminable by us without penalty, and is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Other than this new manufacturing agreement, there were no major changes in the nature of our contractual commitments between March 31, 2014 and September 30, 2014.

On October 27, 2014, we entered into a construction agreement with MW High Tech Projects UK Limited, or MW, for the conversion of our leased facility in Eysins, Switzerland to manufacture the MosaiQTM consumables.   Under this agreement, MW will be providing design and construction services to us in connection with the conversion.  Payments under the agreement generally will be made on a monthly basis and will be based on the progress of construction.  The project is expected to be completed in May 2015 for an estimated cost of $10 million.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the six month period ended September 30, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2014 or the years ended March 31, 2014, 2013 or 2012.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of option awards at the grant date is calculated using the Black-Scholes model, which uses a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the financial statements included in this quarterly report.

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

Cash and cash equivalents. At September 30, 2014, we had cash and cash equivalents of $17.1 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Prior to the completion of our initial public offering on April 30, 2014, we attempted to manage the net amounts of assets and liabilities held in overseas currencies at any particular time to a net balance of less than $1 million. The net balance fluctuated from time to time, but we estimate that a hypothetical instantaneous 5% devaluation of the U.S. Dollar against the Pound Sterling and the Euro would give rise to recognition of an exchange gain (which for financial reporting purposes would be netted against, and therefore reduce, other expenses) of less than $0.1 million, before income tax effects. On the same basis, we estimate that a hypothetical instantaneous 5% devaluation of the Pound Sterling and Euro against the U.S. Dollar would give rise to recognition of an exchange loss (which for financial reporting purposes would be included in other expenses) of less than $0.1 million before income tax effects.

Following the completion of our initial public offering, meaningful cash balances are now held by in a mixture of Euros, Pounds Sterling and Swiss francs based upon the currency and amount of expected MosaiQTM development expenditures. Because these cash balances may not be the same as the functional currencies of the entities in which they are held, exchange rate fluctuations may result in foreign exchange gains and losses on our income statement until the planned MosaiQTM development expenditure has been incurred. However, as the cash balances are held in the same currency as the planned MosaiQTM development expenditures, exchange rate fluctuations have no overall impact on our ability to finance the planned MosaiQTM development expenditures.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our manufacturing operations are payable mainly in Pounds Sterling. During the year ended March 31, 2014, the net loss arising in Pounds Sterling from our UK operations amounted to $11.5 million. This loss was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion of $300,000 per month to Pounds Sterling at fixed rates through June 2015. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.4 million in the year ending March 31, 2015, after taking account of the shelter provided by our hedging arrangements. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.4 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The net proceeds of the offering are held in our interest-bearing savings and operating bank accounts. As of September 30, 2014 we estimate that we have used approximately $10 million of the net proceeds on the conversion of the MosaiQTM manufacturing facility and the design and building of the initial manufacturing system for MosaiQTM consumables and approximately $5 million on development of the initial MosaiQTM consumables and instrument platform. We intend to use the remainder of the net proceeds from the IPO for expenditures associated with the development and commercial scale-up of MosaiQTM. The amounts and timing of our actual use of proceeds will vary depending on numerous factors, including the factors described under the “Risk Factors”. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

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

QUOTIENT LIMITED
Date: November 13, 2014	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
10.1

Letter dated July 17, 2014 relating to the settlement of a dispute related to an Asset Purchase Agreement dated July 26, 2007 between The Common Services Agency (acting through Scottish National Blood Transfusion Service) and Alba Bioscience Limited.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

* XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement, prospectus or other document to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.