Form 10-Q
period 2014-12-31
Quotient Ltd
filed 2015-02-11
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes  ☐    No  ☒

As of February 10, 2015 there were 16,916,528 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

•	our anticipated cash needs, our expected sources of funding and our ability to obtain expected funding; and
•	our plans for executive and director compensation for the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,050	$7,192
Trade accounts receivable, net	2,012	2,439
Inventories	4,588	4,557
Prepaid expenses and other current assets	5,412	5,200
Total current assets	45,062	19,388
Property and equipment, net	20,033	8,556
Intangible assets, net	1,020	967
Other non-current assets	481	897
Total assets	$66,596	$29,808
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,519	$5,343
Accrued compensation and benefits	1,540	2,014
Accrued expenses and other current liabilities	7,627	4,453
Financial liability in respect of share warrants	41,775	421
Current portion of long-term debt	3,000	—
Current portion of lease incentive	425	485
Current portion of capital lease obligation	277	183
Total current liabilities	60,163	12,899
Long-term debt, less current portion	12,230	15,105
Lease incentive, less current portion	1,807	2,423
Capital lease obligation, less current portion	332	154
Total liabilities	74,532	30,581
Commitments and contingencies	—	—
A preference shares (nil par value) zero and 12,719,954 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	—	13,180
B preference shares (nil par value) zero and 14,583,407 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	—	14,991
C Preference shares (nil par value) zero and 929,167 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	—	2,592
Shareholders' equity (deficit)
Ordinary shares (nil par value) 16,430,431 and 60,044 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	73,847	247
A Ordinary shares (nil par value) zero and 244,141 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	—	—
B Ordinary shares (nil par value) zero and 37,957 issued and outstanding at December 31, 2014 and March 31, 2014 respectively;	—	—
Distribution in excess of capital	(7,156)	(16,793)
Accumulated other comprehensive income (loss)	(2,694)	305
Accumulated deficit	(71,933)	(15,295)
Total shareholders' equity (deficit)	(7,936)	(31,536)
Total liabilities, redeemable convertible preference shares and shareholders' equity	$66,596	$29,808

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31		December 31
	2014	2013	2014	2013
Revenue:
Product sales	$3,962	$3,910	$13,756	$12,332
Other revenues	100	—	750	2,768
Total revenue	4,062	3,910	14,506	15,100
Cost of revenue	(2,204)	(1,941)	(7,361)	(6,271)
Gross profit	1,858	1,969	7,145	8,829
Operating expenses:
Sales and marketing	(789)	(826)	(2,095)	(2,057)
Research and development, net of government grants	(4,453)	(1,708)	(13,573)	(4,916)
General and administrative expense:	—
Compensation expense in respect of share options and management equity incentives	(305)	(279)	(814)	(701)
Other general and administrative expenses	(3,638)	(1,955)	(10,617)	(5,442)
Total general and administrative expense	(3,943)	(2,234)	(11,431)	(6,143)
Total operating expense	(9,185)	(4,768)	(27,099)	(13,116)
Operating loss	(7,327)	(2,799)	(19,954)	(4,287)
Other expense
Interest expense, net	(541)	(424)	(1,613)	(582)
Change in financial liability for share warrants	(34,565)	—	(33,581)	—
Other, net	130	(45)	(1,490)	(83)
Other expense, net	(34,976)	(469)	(36,684)	(665)
Loss before income taxes	(42,303)	(3,268)	(56,638)	(4,952)
Provision for income taxes	—	—	—	—
Net loss	$(42,303)	$(3,268)	$(56,638)	$(4,952)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(35)	$—	$(288)	$—
Foreign currency gain (loss)	(1,219)	186	(2,711)	665
Other comprehensive income (loss)	(1,254)	186	(2,999)	665
Comprehensive loss	$(43,557)	$(3,082)	$(59,637)	$(4,287)
Net loss available to ordinary shareholders - basic and diluted	$(42,303)	$(3,268)	$(56,638)	$(4,952)
Loss per share - basic and diluted	$(2.80)	$(3.94)	$(3.95)	$(34.34)
Weighted-average shares outstanding - basic and diluted	15,101,441	829,168	14,352,476	144,178

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary shares		Distribution in excess	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	of capital	Income (Loss)	Deficit	Equity
Balances, March 31, 2014	28,232,528	$30,763	342,142	$247	$(16,793)	$305	$(15,295)	$(31,536)
Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	421	—	—	31,287
Issue of shares, net of expenses	—	—	7,000,000	42,318	—	—	—	42,318
Issue of pre-funded warrants	—	—	—	—	8,067	—	—	8,067
Exercise of incentive share options	—	—	8,913	20	—	—	—	20
Exercise of warrants	—	—	44,971	396	335	—	—	731
Net loss	—	—	—	—	—	—	(56,638)	(56,638)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	(288)	—	(288)
Foreign currency translation loss	—	—	—	—	—	(2,711)	—	(2,711)
Other comprehensive loss	—	—	—	—	—	(2,999)	—	(2,999)
Stock-based compensation	—	—	—	—	814	—	—	814
Balances, December 31, 2014	—	$—	16,430,431	$73,847	$(7,156)	$(2,694)	$(71,933)	$(7,936)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(56,638)	$(4,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	938	376
Share-based compensation	814	701
Amortization of lease incentive	(345)	—
Amortization of deferred debt issue costs	587	—
Change in financial liability for share warrants	33,581	—
Net change in assets and liabilities:
Trade accounts receivable, net	161	(148)
Inventories	(365)	(949)
Accounts payable and accrued liabilities	4,109	821
Accrued compensation and benefits	(320)	154
Other assets	(731)	(592)
Net cash used in operating activities	(18,209)	(4,589)
INVESTING ACTIVITIES:
Purchase of property and equipment	(13,429)	(416)
Refund (purchase) of intangible assets	(203)	87
Net cash used in investing activities	(13,632)	(329)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	304	(149)
Proceeds from drawdown of new debt	—	15,000
Repayment of debt	—	(3,000)
Debt issue costs	—	(557)
Proceeds from issuance of ordinary and preference shares	59,329	2,944
Net cash generated from financing activities	59,633	14,238
Effect of exchange rate fluctuations on cash and cash equivalents	(1,934)	217
Change in cash and cash equivalents	25,858	9,537
Beginning cash and cash equivalents	7,192	4,219
Ending cash and cash equivalents	$33,050	$13,756
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$346	$296

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter and the nine months ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2015 and any future period.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and March 31, 2014, all cash and cash equivalents comprised readily accessible cash balances except for $307 at December 31, 2014 and $345 at March 31, 2014 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2014 and 99% at March 31, 2014. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2014 and March 31, 2014. This customer represented 64% and 53% of the accounts receivable balances as of December 31, 2014 and March 31, 2014, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the nine months ended December 31, 2014 and December 31, 2013. This customer represented 55% and 57% of total product sales for the nine months ended December 31, 2014 and December, 2013, respectively.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2014 and March 31, 2014.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2014 or December 31, 2013.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. The agreement also contains one further milestone of $650 payable upon fulfillment of $250 of cumulative orders of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized in the nine month period ended December 31, 2014 when the sales target was achieved. During the nine month period ended December 31, 2013, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE marketing milestone.

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

Note 3. Intangible Assets

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$3,070	$(3,070)	$—	—
Brands associated with acquired cell lines	633	(116)	517	32.7 years
Product licenses	739	(236)	503	6.8 years
Other Intangibles	200	(200)	—	—
Total	$4,642	$(3,622)	$1,020

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$3,283	$(3,283)	$—	—
Brands associated with acquired cell lines	677	(112)	565	33.4 years
Product licenses	589	(200)	389	6.6 years
Other Intangibles	213	(200)	13	0.4 years
Total	$4,762	$(3,795)	$967

Note 4. Debt

Long-term debt comprises:

	Dec 31, 2014	March 31, 2014
Total debt	$15,000	$15,000
Less current portion	(3,000)	—
Long-term debt	$12,000	$15,000
Fees due on final repayment of debt	487	487
Fair value of associated share warrant, net of amortization	(257)	(382)
	$12,230	$15,105

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

At December 31, 2014, the outstanding debt is repayable as follows:

Within 1 year	$3,000
Between 1 and 2 years	6,000
Between 2 and 3 years	6,000
Between 3 and 4 years	—
Total debt	$15,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	Dec 31, 2014	March 31, 2014
Raw materials	$1,171	$1,420
Work in progress	2,414	2,031
Finished goods	1,003	1,106
Total inventories	$4,588	$4,557

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	Dec 31, 2014	March 31, 2014
Plant and Machinery	$16,833	$7,063
Leasehold improvements	5,983	3,594
Total property and equipment	22,816	10,657
Less: accumulated depreciation	(2,783)	(2,101)
Total property and equipment, net	$20,033	$8,556

Depreciation expenses were $873 and $298 in the nine month periods ended December 31, 2014 and December 31, 2013 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	Dec 31, 2014	March 31, 2014
Salary and related benefits	$324	$75
Accrued vacation	24	26
Accrued payroll taxes	343	281
Accrued incentive payments	849	1,632
Total accrued compensation and benefits	$1,540	$2,014

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Dec 31, 2014	March 31, 2014
Accrued legal and professional fees	$357	$2,007
Accrued interest	112	112
Goods received not invoiced	848	590
Accrued development expenditure	5,390	799
Other accrued expenses	920	945
Total accrued expenses and other current liabilities	$7,627	$4,453

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of its Q Screen product. The total grant claimed to December 31, 2014 is £1,790. Regular meetings are held to update

Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into nine forward exchange contracts to sell $300 and purchase pounds sterling at rates of between £1:$1.7227 and £1:$1.60 in each calendar month through September 2015 as a hedge of its U.S. dollar denominated revenues.

Share warrants

As part of its initial public offering in April 2014 the Company issued 5 million warrants each to acquire 0.8 of an ordinary share for a price of $8.80 per whole share. During the quarter ended December 31, 2014, there were 56,215 exercises of these warrants resulting in 4,943,785 remaining at December 31, 2014. The financial statements include a financial liability in respect of these warrants which is equal to the market price of the warrants at the end of each financial period.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$194	$—	$—	$194
Fair value of share warrants	41,775	—	—	41,775
Total liabilities measured at fair value	$41,969	$—	$—	$41,969

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$94	$—	$—	$94
Total assets measured at fair value	$94	$—	$—	$94

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of share warrants	$—	$—	$421	$421
Total liabilities measured at fair value	$—	$—	$421	$421

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31,2014	$421
Transfer of liability to shareholders' equity upon the conversion of the preference share warrant to a warrant in respect of ordinary shares	(421)
Issue of ordinary share warrants as part of the company's initial public offering	8,529
Change in fair value of ordinary share warrants	33,581
Exercise of warrants	(335)
December 31, 2014	$41,775

Note 7. Ordinary, Deferred and Preference Shares

Ordinary and Deferred shares

The Company’s issued and outstanding ordinary and deferred shares consist of the following:

	Shares Issued and Outstanding
	Dec 31, 2014	March 31, 2014	Par value
Ordinary shares	16,430,431	60,044	$—
A Ordinary shares	—	244,141	—
B Ordinary shares	—	37,957	—
Total	16,430,431	342,142	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	Dec 31, 2014	March 31, 2014	Dec 31, 2014	March 31, 2014
A Preference shares	—	12,719,954	$—	$1.32
B Preference shares	—	14,583,407	$—	$1.28
C Preference shares	—	929,167	$—	$3.11
Total	—	28,232,528

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

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted stock units (“RSU’s”) issued under its share incentive plans and in respect of the deferred shares issued to employees. Share-based compensation expense amounted to $814 and $701 in the nine month periods ended December 31, 2014 and December 31, 2013, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)	Aggregate Intrinsic Value (1)
Outstanding — March 31, 2014	779,462	$2.92	109	$3,960
Granted	591,850	8.18	120	—
Exercised	(8,913)	2.25	—	—
Forfeited	(32,740)	7.82	—	—
Outstanding — December 31, 2014	1,329,659	$5.17	105	$17,060
Exercisable — December 31, 2014	418,250	$1.92	97	$6,725
(1)

Intrinsic value is calculated as the difference between the fair value of the Company’s ordinary shares as of the end of each reporting period and the exercise price of the option. The Company’s closing share price on December 31, 2014 was $18.00.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Weighted Average Exercise Prices	Ordinary Shares Fair Value Per Share at Grant Date	Intrinsic Value
April 29, 2014	524,900	$8.00	$8.00	$—
August 6, 2014	31,600	$9.26	$9.26	$—
October 31, 2014	30,150	$9.95	$9.95	$—
November 5, 2014	5,200	$9.89	$9.89	$—

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

Based on these share rights, the fair value of the ordinary shares would not have exceeded the fair value of the preference shares but may have equaled it, if it appeared likely that the value of the Company as a whole exceeded the entitlements of the preference shares thus making it more likely than not that the preference shareholders would have opted to convert their shares.

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	April 29, 2014	August 6, 2014	October 31, 2014	November 5, 2014
Risk-free interest rate	2.69%	2.46%	2.22%	2.22%
Expected lives (years)	3	3	3	3
Volatility	59.83%	59.39%	57.36%	57.36%
Dividend yield	—	—	—	—
Grant date fair value (per share)	$8.00	$9.26	$9.95	$9.89
Number granted	524,900	31,600	30,150	5,200

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Nine months ended
	December 31		December 31
	2014	2013	2014	2013
Numerator:
Net loss	$(42,303)	$(3,268)	$(56,638)	$(4,952)
Net loss available to ordinary shareholders - basic and diluted	$(42,303)	$(3,268)	$(56,638)	$(4,952)
Denominator:
Weighted-average shares outstanding - basic and diluted	15,101,441	829,168	14,352,476	144,178
Loss per share - basic and diluted	$(2.80)	$(3.94)	$(3.95)	$(34.34)

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

The following sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2014 and March 31, 2014 as their inclusion would have been anti-dilutive.

	Dec 31, 2014	March 31, 2014
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,329,659	779,462
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	—
Ordinary shares issuable on exercise of warrants at $8.80 per share	3,955,028	—
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	—
Ordinary shares issuable on conversion of A Preference shares	—	4,070,385
Ordinary shares issuable on conversion of B Preference shares	—	4,666,690
Ordinary shares issuable on conversion of C Preference shares	—	297,333
	6,198,687	9,813,870

Note 10. Subsequent Events

On January 29, 2015, the Company entered into a Distribution and Supply Agreement with OCD for an initial term of 20 years.  Pursuant to this agreement, OCD will exclusively commercialize MosaiQTM for the global patient testing market, as well as the donor testing market in territories other than those in which the Company will commercialize MosaiQTM.  OCD has agreed to pay the Company one time payments upon the achievement of certain milestones totaling in the aggregate $59 million and reimburse the Company for the cost of goods sold incurred for MosaiQTM instruments and associated replacement parts sold to OCD, as well as the cost of ancillary products sold to OCD (other than quality control products), plus 10% of such ancillary product costs. A transfer price mechanism for MosaiQTM consumables sold to OCD has also been established, which will increase based on agreed-upon revenue milestones.  The Company and OCD also entered into a Subscription Agreement pursuant to which OCD subscribed for 444,445 newly issued ordinary shares of the Company at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, of the Company at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the Securities and Exchange Commission on June 27, 2014.

The information set forth and discussed below for the nine month periods ended December 31, 2014 and December 31, 2013 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with over 210 employees in the United States, the United Kingdom and Switzerland. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 55% and 48% of total revenue during nine month periods ended December 31, 2014 and December 31, 2013, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2014, we had an accumulated deficit of $71.9 million. We expect our operating losses will continue at least for the next several years as we continue our investment in the development and commercialization of MosaiQ™. For the nine months ended December 31, 2014, our total revenue was $14.5 million and our net loss was $56.6 million, although as described below $34.2 million of this loss arose on the mark to market of the warrants issued at the time of our initial public offering in April 2014.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represents the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. During the quarter ended December 31, 2014 there were exercises of 56,215 of these warrants resulting in the issue of 44,971 ordinary shares.  At December 31, 2014, 4,943,785 of these warrants remained outstanding and the market value of the warrants at December 31, 2014 was $41.8 million. We have recorded the increase in the market value of the warrants since our initial public offering as an expense of $33.6 million within net other income (expense) in our income statement for the nine month period ended December 31, 2014. In the nine month period ended December 31, 2014, we also incurred non-recurring expenses of $628,000 and $383,000, representing the portion of the costs of our initial public offering that are attributable to the warrants and the settlement of a dispute with Scottish National Blood Transfusion Service respectively, which are included in other expense in our income statement.

On November 25, 2014 we entered into subscription agreements for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant.  Each of these warrants is exercisable for one ordinary share and has an exercise price of $0.01 per warrant share.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 72% and 73% for the nine month periods ended December 31, 2014 and December 31, 2013, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 49% and 58% for the nine month periods ended December 31, 2014 and December 31, 2013, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 46% and 49% for the nine month periods ended December 31, 2014 and December 31, 2013, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can continue to achieve additional efficiencies in our manufacturing operations, primarily through increasing sales volumes, which should improve our gross margin on product sales.

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

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. We expense all research and development costs as incurred, net of government grants and tax credits received. In 2008, we were awarded grant funding totaling £1.8 million, or $2.8 million at December 31, 2014 exchange rates, by Scottish Enterprise, a public body of the Scottish Government, relating to the development of MosaiQ™. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. Since the 2007 purchase of Alba to December 31, 2014, total expenditures on the MosaiQTM project have amounted to approximately $42.1 million including capitalized and prepaid expenditure. Of this amount, $27.6 million was research and development expenditure. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™. See “—Liquidity and Capital Resources” below for further information.

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

Net other income (expense) consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses and expenses related to share warrants. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the nine month period ended December 31, 2014, net other income (expense) also includes the change in the fair value of our warrants and the two other non-recurring items as mentioned above.

Results of Operations

Comparison of the Quarters ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$3,962	98%	$3,910	100%	$51	1%
Other revenues	100	2%	—	0%	100	0%
Total revenue	4,062	100%	3,910	100%	151	4%
Cost of revenue	2,204	54%	1,941	50%	263	14%
Gross profit	1,858	46%	1,969	50%	(112)	-6%
Operating expenses:
Sales and marketing	789	19%	826	21%	(37)	-4%
Research and development	4,453	110%	1,708	44%	2,745	161%
General and administrative	3,943	97%	2,234	57%	1,709	76%
Total operating expenses	9,185	226%	4,768	122%	4,417	93%
Operating (loss)	(7,327)	-180%	(2,799)	-72%	(4,529)	162%
Other expense:
Interest expense, net	(541)	-13%	(424)	-11%	(117)	27%
Other, net	(34,435)	-848%	(45)	-1%	(34,390)	—
Total other expense, net	(34,976)	-861%	(469)	-12%	(34,507)	—
Loss before income taxes	(42,303)	-1041%	(3,268)	-84%	(39,035)	1194%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(42,303)	-1041%	$(3,268)	-84%	$(39,035)	1194%

Revenue

Total revenue for the quarter ended December 31, 2014 was $4.1 million, compared with $3.9 million for the quarter ended December 31, 2013. The revenue for the quarter ended December 31, 2014 included $0.1 million of revenue related to our product development services and product sales amounted to $4.0 million. Higher product sales volumes were offset by a $0.2 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro. Products sold by standing purchase order were 74% of product sales for the quarter ended December 31, 2014, compared with 72% for the quarter ended December 31, 2013.

The below table sets forth revenue by product group:

	Quarter ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$2,801	69%	$2,753	70%	$48	2%
Product sales - direct customers and distributors	1,161	29%	1,157	30%	4	0%
Other revenues	100	2%	—	0%	(100)	0%
Total revenue	$4,062	100%	$3,910	100%	$152	4%

OEM Sales. Product sales to OEM customers increased 2% to $2.8 million for the quarter ended December 31, 2014, compared with $2.75 million for the quarter ended December 31, 2013. Year-to-date, our product sales to OEM customers have increased 12%.

Direct Sales to Customers and Distributors. Direct product sales of $1.2 million for the quarter ended December 31, 2014 were in line with $1.2 million for the quarter ended December 31, 2013. Direct sales in the United States increased by $0.1 million, primarily driven by sales of our reagent red blood cell products launched in July 2012. Direct sales outside the United States decreased by $0.1 million as a result of our decision to offer fewer products in Europe. Year-to-date, direct product sales have increased 12%.

Other Revenues. Other revenues of $0.1 million in the quarter ended December 31, 2014 represented product development revenues and there were no such revenues in the quarters ended December 31, 2013.

Cost of revenue and gross margin

Cost of revenue increased by 14% to $2.2 million for the quarter ended December 31, 2014, compared with $2.0 million for the quarter ended December 31, 2013. Gross profit on total revenue was $1.9 million and on product sales was $1.8 million in the quarter ended December 31, 2014, compared with $2.0 million the quarter ended December 31, 2013. The decrease was attributable to higher shipping costs and incremental conventional reagent manufacturing costs, partially offset by higher sales volumes. Gross margin, which represents gross profit expressed as a percentage of total revenue, was 46% for the quarter ended December 31, 2014, compared with 50% for the quarter ended December 31, 2013.

Sales and marketing expenses

Sales and marketing expense was $0.8 million for the quarter ended December 31, 2014, compared with $0.8 million for the quarter ended December 31, 2013. As a percentage of total product sales, sales and marketing expenses were 20% for the quarter ended December 31, 2014, compared with 21% for the quarter ended December 31, 2013.

Research and development expenses

	Quarter ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$3,976	98%	$1,439	37%	$2,537	176%
Other research and development	526	13%	484	12%	42	9%
Tax credits and grants	(49)	-1%	(215)	-5%	166	—
Total research and development expenses	$4,453	110%	$1,708	44%	$2,745	161%

Research and development expenses increased by $2.7 million to $4.5 million for the quarter ended December 31, 2014, compared with $1.7 million for the quarter ended December 31, 2013. As a percentage of total revenue, research and development expenses increased to 110% for the quarter ended December 31, 2014, compared with 44% for the quarter ended December 31, 2013. This reflects the acceleration of expenditure on the MosaiQ™ project following the completion of our initial public offering.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 76% to $3.9 million for the quarter ended December 31, 2014, compared with $2.2 million for the quarter ended December 31, 2013, reflecting greater personnel-related costs, including recent management additions, increased facility rental charges and increased corporate costs, including costs related to our transition to a public company. We recognized $0.3 million of stock compensation expense in the quarter ended December 31, 2014 compared with $0.3 million in the quarter ended December 31, 2013.  As a percentage of total revenue, general and administrative expenses increased to 97% for the quarter ended December 31, 2014, compared with 57% for the quarter ended December 31, 2013.

Other expense

Net interest expense was $0.5 million for the quarter ended December 31, 2014, compared with $0.4 million for the quarter ended December 31, 2013. Interest expense in the quarter ended December 31, 2014 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the quarter ended December 31, 2013 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap Financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the quarter ended December 31, 2013 also included a charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings. Other expense for the quarter ended December 31, 2014 included an expense of $34.6 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering.  It also included $0.1 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of the nine month periods ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$13,756	95%	$12,332	82%	$1,424	12%
Other revenues	750	5%	2,768	18%	(2,018)	-73%
Total revenue	14,506	100%	15,100	100%	(594)	-4%
Cost of revenue	7,361	51%	6,271	42%	1,090	17%
Gross profit	7,145	49%	8,829	58%	(1,685)	-19%
Operating expenses:
Sales and marketing	2,095	14%	2,057	14%	38	2%
Research and development	13,573	94%	4,916	33%	8,657	176%
General and administrative	11,431	79%	6,143	41%	5,288	86%
Total operating expenses	27,099	187%	13,116	87%	13,983	107%
Operating (loss)	(19,954)	-138%	(4,287)	-28%	(15,668)	365%
Other expense:
Interest expense, net	(1,613)	-11%	(582)	-4%	(1,031)	177%
Other, net	(35,071)	-242%	(83)	-1%	(34,988)	—
Total other expense, net	(36,684)	-253%	(665)	-4%	(36,019)	5413%
Loss before income taxes	(56,638)	-390%	(4,952)	-33%	(51,686)	1044%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(56,638)	-390%	$(4,952)	-33%	$(51,686)	1044%

Revenue

Total revenue decreased by 4% to $14.5 million for the nine month period ended December 31, 2014, compared with $15.1 million for the nine month period ended December 31, 2013. This decrease in revenue was driven by an increase in product sales of $1.4 million, or 12% offset by a $2.0 million decrease in other revenues, which comprise product development fees. Higher product sales volumes were offset by a $0.1 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro. Products sold by standing purchase order were 72% of product sales for the nine month period ended December 31, 2014, compared with 73% for the nine month period ended December 31, 2013. The table below sets forth revenue by product group:

	Nine months ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$9,723	67%	$8,718	58%	$1,005	12%
Product sales - direct customers and distributors	4,033	28%	3,614	24%	419	12%
Other revenues	750	5%	2,768	18%	(2,018)	-73%
Total revenue	$14,506	100%	$15,100	100%	$(594)	-4%

OEM Sales. Product sales to OEM customers increased 12% to $9.7 million for the nine month period ended December 31, 2014, compared with $8.7 million for the nine month period ended December 31, 2013. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers and initial shipments of our rare antisera products for an OEM customer.

Direct Sales to Customers and Distributors. Direct product sales increased 12% to $4.0 million for the nine month period ended December 31, 2014 compared with $3.6 million for the nine month period ended December 31, 2013. Direct sales in the United States increased by $0.5 million, primarily driven by sales of our reagent red blood cell products launched in July 2012. Direct sales outside the United States were $0.1 million lower than the prior year as a result of our decision to offer fewer products in Europe.

Other Revenues. Other revenues decreased by $2.1 million to $0.7 million for the nine month period ended December 31, 2014, compared with $2.8 million for the nine month period ended December 31, 2013. During the nine month period ended December 31, 2014, we recognized a $0.7 million milestone payment related to product development fees associated with the development of a range of rare antisera products for an OEM customer. In the nine month period ended December 31, 2013, we recognized a $2.8 million milestone payment related to the same development program.

Cost of revenue and gross margin

Cost of revenue increased by 17% to $7.4 million for the nine month period ended December 31, 2014, compared with $6.3 million for the nine month period ended December 31, 2013, reflecting growth in product sales volumes. Gross profit on total revenue in the nine month period ended December 31, 2014 was $7.1 million, a decrease of 19% when compared with $8.8 million in the nine month period ended December 31, 2013. The decrease was attributable to the $2.0 million decrease in other revenues. Excluding other revenues, gross profit on product sales in the nine month period ended December 31, 2014 was $6.4 million, an increase of 6% when compared with $6.1 million in the nine month period ended December 31, 2013. The increase was attributable to higher sales volumes, partially offset by higher shipping costs and incremental conventional reagent manufacturing costs. Gross margin, which represents gross profit expressed as a percentage of Total Revenue, was 49% for the nine month period ended December 31, 2014, compared with 58% for the nine month period ended December 31, 2013. Gross margin on product sales decreased to 46% for the nine month period ended December 31, 2014, compared with 49% for the nine month period ended December 31, 2013.

Sales and marketing expenses

Sales and marketing expense increased by 2% to $2.1 million for the nine month period ended December 31, 2014, compared with $2.1 million for the nine month period ended December 31, 2013. This increase resulted primarily from commissions paid on higher direct product sales in the United States and increased marketing expenses. As a percentage of total product sales, sales and marketing expenses were 14% for the nine month period ended December 31, 2014, compared with 14% for the nine month period ended December 31, 2013.

Research and development expenses

	Nine months ended December 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$12,403	86%	$3,949	26%	$8,454	214%
Other research and development	1,522	10%	1,260	8%	262	21%
Grant income and tax credits	(352)	-2%	(293)	-2%	(59)	20%
Total research and development expenses	$13,573	94%	$4,916	33%	$8,657	176%

Research and development expenses increased by $8.7 million to $13.6 million for the nine month period ended December 31, 2014, compared with $4.9 million for the nine month period ended December 31, 2013. As a percentage of total revenue, research and development expenses increased to 94% for the nine month period ended December 31, 2014, compared with 33% for the nine month period ended December 31, 2013. This reflects the acceleration of expenditure on the MosaiQ™ project following the completion of our initial public offering.  Grant income and tax credits included $0.4 million of tax credits in the nine month period ended December 31, 2014 and $0.3 million of grant income in the nine month period ended December 31, 2013.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 86% to $11.4 million for the nine month period ended December 31, 2014, compared with $6.1 million for the nine month period ended December 31, 2013, reflecting greater personnel-related costs, including recent management additions, increased facility rental charges and increased corporate costs, including costs related to our transition to a public company. We recognized $0.8 million of stock compensation expense in the nine month period ended December 31, 2014 compared with $0.7 million in the nine month period ended December 31, 2013. In the nine month period ended December 31, 2014, we also recognized an expense of $0.3 million related to a management bonus due upon the completion of our initial public offering. As a percentage of total revenue, general and administrative expenses increased to 79% for the nine month period ended December 31, 2014, compared with 41% for the nine month period ended December 31, 2013.

Other income (expense)

Net interest expense was $1.6 million for the nine month period ended December 31, 2014, compared with $0.6 million for the nine month period ended December 31, 2013. Interest expense in the nine month period ended December 31, 2014 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). It also included $0.6 million of amortization of costs related to the MidCap Financial borrowings.  Interest expense in the nine month period ended December 31, 2013 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap Financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the nine month period ended December 31, 2013 also included a charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings. Other expense for the nine month period ended December 31, 2014 included an expense of $33.6 million related to the change in the fair value of the warrants issued at the time of our initial public offering. It also included an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of these warrants, an expense of $0.4 million related to the settlement of a dispute with Scottish National Blood Transfusion Service and $0.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the nine month period ended December 31, 2014, we had a net loss of $56.6 million.  Mainly because of the effect of the change in the fair value of the warrants, which is a non-cash expense, the cash used in our operating activities during this period was significantly less at $18.2 million. We incurred a net loss of $5.0 million and used $4.6 million of cash in our operations during the nine month period ended December 31, 2013. As described under results of operations, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of December 31, 2014, we had an accumulated deficit of $71.9 million.

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

On November 25, 2014 we entered into subscription agreements for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant.  Each of these warrants is exercisable for one ordinary share and has an exercise price of $0.01 per warrant share. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs.

As of December 31, 2014, we had cash and cash equivalents of $33.0 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. For additional details regarding our anticipated operating and capital expenditure requirements through the remainder of the current fiscal year, see "—Operating and Capital Expenditure Requirements" below.

Cash Flows for the Nine Month Periods Ended December 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $18.2 million during the nine month period ended December 31, 2014, which included net losses of $56.6 million less non-cash items of $35.6 million. Non-cash items were depreciation and amortization expense of $0.9 million, amortization of deferred debt issue costs of $0.6 million, share-based compensation expense of $0.8 million and a change in the fair value of the liability in respect of share warrants of $33.6 million, offset by amortization of lease incentives of $0.3 million. We also experienced a net cash inflow of $2.9 million from changes in operating assets and liabilities during the period, consisting primarily of a $4.1 million increase in accounts payable and accrued liabilities and a $0.2 million reduction in accounts receivable, offset by a $0.4 million increase in inventories, a $0.3 million reduction in accrued compensation and benefits and a $0.7 million increase in other assets.

Net cash used in operating activities was $4.6 million during the nine month period ended December 31, 2013, which included net losses of $5.0 million and non-cash items of $1.1 million. Non-cash items were depreciation and amortization expense of $0.4 million and share-based compensation expense of $0.7 million. We also had a net cash outflow of $0.7 million from changes in operating assets and liabilities during the period, which was primarily related to a $0.9 million increase in inventory.  The increase in inventory was primarily related to growth of our product sales revenue.

Investing activities

Net cash used in investing activities was $13.6 million and $0.3 million for the nine month periods ended December 31, 2014 and December 31, 2013, respectively. Purchases of property and equipment in the nine month period ended December 31, 2014 were $13.4 million and included $2.5 million related to the conversion of our Eysins, Switzerland manufacturing facility, $0.3 million related to the conversion of our new MosaiQTM development laboratory in Edinburgh, Scotland, and $10.3 million related to the design and building of the manufacturing system for MosaiQTM consumables. We also invested $0.3 million on capital expenditures and $0.2 million on new product licenses within our conventional reagent operations.

Financing activities

Net cash provided by financing activities was $59.6 million during the nine month period ended December 31, 2014, consisting primarily of net proceeds of $34.3 million from our initial public offering, net proceeds of $24.7 million from the private placement completed in November 2014, $0.4 million of proceeds from the exercise of options and warrants and $0.3 million of net capital lease receipts. Net cash provided by financing activities during the nine month period ended December 31, 2013 was $14.2 million comprising share issuance proceeds of $2.9 million and net borrowings of $11.4 million offset by $0.1 million of capital lease payments.

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

As of December 31, 2014, we had cash and cash equivalents of $33.0 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

On January 29, 2015, we entered into a Distribution and Supply Agreement with OCD for an initial term of 20 years.  Pursuant to this agreement, OCD will exclusively commercialize MosaiQTM for the global patient testing market, as well as the donor testing market in territories other than those in which we will commercialize MosaiQTM.  OCD has agreed to pay us one time payments upon the achievement of certain milestones totaling in the aggregate $59 million and reimburse us for the cost of goods sold incurred for MosaiQTM instruments and associated replacement parts sold to OCD, as well as the cost of ancillary products sold to OCD (other than quality control products), plus 10% of such ancillary product costs. A transfer price mechanism for MosaiQTM consumables sold to

OCD has also been established, which will increase based on agreed-upon revenue milestones.  We and OCD also entered into a Subscription Agreement pursuant to which OCD subscribed for 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQTM and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	OCD’s progress in commercializing MosaiQ™ for the patient testing market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2014. As discussed in our Annual Report on Form 10-K for the year ended March 31, 2014, we have entered into a development agreement with STRATEC pursuant to which it will develop the initial instrument for MosaiQTM. On April 1, 2014, we entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of instruments during the six years following delivery of the first field trial instruments by STRATEC (the sixth development milestone). Our aggregate obligation to purchase instruments under this agreement will total €51.8 million, or $62.7 million using December 31, 2014 exchange rates. These instrument purchase obligations commence upon completion of the fifth development milestone, which was originally scheduled to be completed on December 15, 2014, but is now expected to be completed in the first quarter of the 2015 calendar year.  Prior to this milestone, the agreement is terminable by us without penalty, and is terminable at any time by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party.

On October 27, 2014, we entered into a construction agreement with MW High Tech Projects UK Limited, or MW, for the conversion of our leased facility in Eysins, Switzerland to manufacture the MosaiQTM consumables.   Under this agreement, MW will be providing design and construction services to us in connection with the conversion.  Payments under the agreement generally will be made on a monthly basis and will be based on the progress of construction.  The project is expected to be completed in May 2015 for an estimated cost of $11 million. Other than this construction agreement and the agreement with STRATEC described in the preceding paragraph, there were no major changes in the nature of our contractual commitments between March 31, 2014 and December 31, 2014.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the nine month period ended December 31, 2014, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2014 or the years ended March 31, 2014, 2013 or 2012.

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

Cash and cash equivalents. At December 31, 2014, we had cash and cash equivalents of $33 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our manufacturing operations are payable mainly in Pounds Sterling. During the year ended March 31, 2014, the net loss arising in Pounds Sterling from our UK operations amounted to $11.5 million. This loss was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion of $300,000 per month to Pounds Sterling at fixed rates through September 2015. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.4 million in the year ending March 31, 2015, after taking account of the shelter provided by our hedging arrangements. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.4 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except for as set forth below, there have been no material changes in the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.

Our commercialization plan for MosaiQ™ in the patient testing market depends on our distribution and supply agreement with OCD.

We will rely on OCD to commercialize MosaiQ™ in the highly fragmented patient testing market.  Under our distribution and supply agreement, OCD has agreed to commercialize MosaiQ™ in the global patient testing market, as well as certain territories in the donor testing market. OCD may not commit sufficient resources to this commercialization arrangement, as MosaiQ™ may compete for time, attention and resources with OCD’s internal programs, or OCD otherwise may not perform its obligations as expected.  In addition, OCD is both a customer and a competitor of our conventional reagent business.  If OCD is unable, or fails, to perform its obligations, there can be no assurance that we will be able to enter into commercialization relationships with other partners with sufficient existing global sales and support infrastructures necessary to successfully commercialize MosaiQ™ in the patient testing market. Any of these risks could delay the commercialization of MosaiQ™ in the patient testing market, result in high costs to us or otherwise materially harm our business and adversely affect our future revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 25, 2014 we entered into subscription agreements for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per share, generating proceeds before issuance costs of $27.1 million, and net proceeds of $24.7 million. On December 30, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 332-200938) covering the resale of the ordinary shares and the ordinary shares underlying the pre-funded warrants issued pursuant to these subscription agreements by the purchasers of such ordinary shares and pre-funded warrants. Our current report on Form 8-K regarding the private placement filed with the SEC on November 26, 2014 is incorporated by reference herein in its entirety.

Use of Proceeds from Initial Public Offering

On April 24, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-194390) in connection with our initial public offering, pursuant to which we registered an aggregate of 5,000,000 units, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share. Each warrant is exercisable during the period commencing on July 24, 2014 and ending at 5:30 p.m. on October 25, 2015 at an exercise price of $8.80 per whole ordinary share.

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

The net proceeds of the offering are held in our interest-bearing savings and operating bank accounts. As of December 31, 2014 we estimate that we have used approximately $13 million of the net proceeds on the conversion of the MosaiQTM manufacturing facility and the design and building of the initial manufacturing system for MosaiQTM consumables and approximately $9 million on development of the initial MosaiQTM consumables and instrument platform. We intend to use the remainder of the net proceeds from the IPO for expenditures associated with the development and commercial scale-up of MosaiQTM. The amounts and timing of our actual use of proceeds will vary depending on numerous factors, including the factors described under the “Risk Factors”. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

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

QUOTIENT LIMITED
Date: February 11, 2015	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
4.1

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and Visium Balanced Master Fund, Ltd. (Filed as Exhibit 4.1 of our Current Report on 8-K on November 26, 2014 and incorporated herein by reference).

4.2

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 4.2 of our Current Report on 8-K on November 26, 2014 and incorporated herein by reference).

4.3	Form of Pre-Funded Warrant. (Filed as Exhibit 4.3 of our Current Report on 8-K on November 26, 2014 and incorporated herein by reference).
10.1

Construction contract between Quotient Suisse SA and MW High Tech Projects UK Limited relating to the conversion of our leased facility in Eysins, Switzerland to manufacture the MosaiQTM consumables. (Filed as Exhibit 10.32 of our Registration Statement on Form S-1 (File No. 332-200938) on December 15, 2014 and incorporated herein by reference).

10.2

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and Visium Balanced Master Fund, Ltd. (Filed as Exhibit 10.1 of our Current Report on 8-K on November 26, 2014 and incorporated herein by reference).

10.3

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 of our Current Report on 8-K on November 26, 2014 and incorporated herein by reference).

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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