Form 10-K
period 2015-03-31
Quotient Ltd
filed 2015-06-01
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $45.1 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2014 as reported on The NASDAQ Global Market.

On May 29, 2015, the registrant had a total of 17,026,690 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

our anticipated cash needs and our expected sources of funding, including proceeds from exercises of our outstanding warrants, and our estimates regarding our capital requirements and capital expenditures (including the expected cost of a new expanded manufacturing facility in Edinburgh, Scotland); and

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

PART I

Item 1. Business

Overview

We are an established, commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and serological disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification. Serological disease screening involves the screening of donor blood for unwanted pathogens.

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ™ will initially comprise two separate consumables, one for blood grouping and one for serological disease screening, and a high-throughput instrument. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in a donor or patient testing environment, while improving patient outcomes.

We have designed MosaiQ™ to offer a breadth of diagnostic tests that is unmatched by existing commercially available transfusion diagnostic instrument platforms. Time to result for MosaiQ™ will be significantly quicker than existing methods for extended antigen typing and antibody identification and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ™ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ™. Improved patient outcomes using MosaiQ™ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. MosaiQ™ will also offer the opportunity for substantial cost savings and a range of operational efficiencies for donor and patient testing laboratories, including:

•	comprehensive characterization of donor or patient blood, eliminating the need for routine manual testing typically undertaken by skilled technicians;
•	simplification of required consumables and testing processes;
•	consolidation of multiple instrument platforms in donor testing laboratories;
•	significant reduction of sample volume requirements;
•	reduction of consumable and reagent waste; and
•	more streamlined processes for matching donor units to patients.

Our internal feasibility studies have demonstrated a high degree of concordance, across a range of key blood group specificities, between results generated using the MosaiQ™ methodology and results generated using predicate technologies for blood grouping. We used column agglutination technology (or CAT, a blood group testing system that incorporates microcolumns and glass bead microparticles) and, where CAT was not feasible, manual testing techniques as the predicate technologies for our internal feasibility studies. For antigen typing and antibody identification, internal feasibility studies have demonstrated concordance levels exceeding 99% for key blood-group specificities. We expect these results to improve with further optimization of the individual reagent formulations, automation of the manufacturing processes for the MosaiQ™ consumable and greater automation of the testing processes.

In addition, results generated using the MosaiQ ™ methodology demonstrated a high degree of concordance to predicate technologies screening blood for Cytomegalovirus (CMV), Syphilis and Hepatitis B virus (HBV). A feasibility study for CMV and Syphilis was conducted in collaboration with Future Diagnostics and examined a total of 274 positive and negative samples. This feasibility study demonstrated concordance of 99.3% for CMV and 100% for Syphilis. A feasibility study for HBV was conducted in collaboration with Intuitive Biosciences and examined a total of 96 positive and negative samples. This feasibility study demonstrated sensitivity of 95.8% (23 detected versus 24 positive samples) and 100% specificity (72 negative samples reported as negative). As a result of these positive study results, we are advancing the development of the CMV, Syphilis and HBV assays for inclusion on the MosaiQ™ disease screening consumable. We are also developing additional assays for the detection of Hepatitis C virus (HCV), Human Immunodeficiency virus (HIV), Human T-Lymphotropic virus (HTLV) and Chagas disease. This combination of assays will allow us to offer a full suite of currently mandated serological disease screening tests on a single consumable using MosaiQ™.

We have a proven track record and significant expertise in product development, manufacturing and quality, uniquely tailored to the highly regulated transfusion diagnostics market. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals and independent testing laboratories. We have also increased our emphasis on the development, manufacture and sale of conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho-Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols).

We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We are developing additional conventional reagent products for our OEM customers and for sale directly in the United States under the Quotient brand.

On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to subscribe for 0.8 of one ordinary share, raising net proceeds of $37.2 million after deducting underwriting discounts and commissions. The other costs of the offering, apart from underwriting discounts and commissions, amounted to $3.6 million. Each warrant permits the holder, prior to October 25, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share.

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant.

On January 29, 2015, we entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

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

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related to blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $225. Where a hospital requests units of blood with a specific antigen profile (for patients with blood group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2014 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $36 per sample. When an antibody screen is positive, an antibody identification procedure will be undertaken on the patient sample for which the reimbursement rate is an additional $92 per sample.

Blood grouping and disease screening techniques have remained generally unchanged for many years. Varying levels of automation are offered by existing instrument platforms, although more complex blood grouping procedures such as extended antigen typing and antibody identification are more typically undertaken manually. The need for ongoing routine manual testing continues to impose a significant cost burden on the healthcare system.

Our Strategy

Conversion of our Eysins, Switzerland manufacturing facility is substantially complete and we have commenced installation of key elements of the initial manufacturing system for MosaiQ™ consumables. We expect to complete formal validation of the initial manufacturing system before the end of 2015.

We expect to begin transferring individual assays for the blood grouping consumable to production in the second quarter of 2015 with completion expected before the end of 2015. We also expect to transfer to production the CMV and Syphilis assays for the initial disease screening consumable in the fourth quarter of 2015, with remaining planned disease screening assays (HBV, HCV, HIV, HTLV and Chagas) for the full disease screening consumable expected to be transferred to production in the first half of 2016.

The MosaiQ™ instrument is being developed by STRATEC Biomedical AG, or STRATEC, our instrument-manufacturing partner. We expect to start taking delivery of MosaiQ™ instruments for use in final assay validation and field trials in the fourth quarter of 2015.

We plan to commence formal field trials in the first half of 2016 and file necessary regulatory submissions in the second half of 2016, first in Europe and then in the United States, to obtain required marketing clearances. If licensed for sale, we anticipate commercial launch for both the MosaiQ™ blood grouping consumable and the initial MosaiQ™ disease screening consumable in Europe during the second half of 2016 and in the United States during the second half of 2017. We anticipate commercial launch of the full MosaiQ™ disease screening consumable in Europe during the second half of 2017 and in the United States during 2018.

In addition, we intend to:

•	continue to engage and collaborate with our key potential customers on the design and functionality of the MosaiQ™ instrument;
•	continue our dialogue with regulators to obtain required regulatory licenses and clearances;
•

build a highly focused sales and support infrastructure to successfully commercialize MosaiQ™ for the donor testing market in North America, the European Union and certain territories in the Asia-Pacific region; and

•	continue to collaborate with Ortho, our commercial partner for the global patient testing market. For additional information, see “—Sales, Marketing and Distribution—Ortho Clinical Diagnostics".

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

Red blood cells (the cellular portion) and plasma (the fluid portion) are the principal components of blood. On the exterior of red blood cells are antigens that determine an individual’s blood group (A, B, AB, O), or ABO group, and type (RhD positive or RhD negative), or Rh type. In addition, there are a further 32 clinically significant blood group antigens that may be present on patient and donor red blood cells. Plasma contains many different kinds of proteins, including: (i) naturally occurring blood group antibodies; (ii) blood group antibodies developed by the body in response to foreign red blood cell antigens introduced during transfusion (alloantibodies); or (iii) blood group antibodies developed following pregnancy. Blood group antibodies mirror the antigen families that are present on red blood cells. In its normal state, blood does not contain antibodies that will react with its own red blood cell antigens (autoantibodies).

Because of the potential for a transfusion reaction, it is crucial that clinicians correctly identify the blood group antigens or antibodies present in donor and patient blood prior to transfusion. If a donor’s red blood cells contain antigens that are recognized by and react with existing blood group antibodies in the patient’s plasma, the transfused red blood cells could be destroyed in a potentially life-threatening reaction. The identification of blood group antigens on donor and patient red blood cells is typically referred to as blood typing or basic antigen typing, with a more comprehensive characterization being referred to as extended antigen typing. The identification of blood group antibodies in plasma is typically referred to as antibody identification.

All patients potentially requiring a blood transfusion will generally be blood grouped, including pregnant women, cancer patients undergoing chemotherapy, patients undergoing surgery or patients suffering from chronic diseases that require regular blood transfusions, such as thalassemia or sickle cell disease.

Patient blood will typically be subject to a basic antigen typing and an antibody screen. Less than 1% of patients that have not received a blood transfusion will screen positive for an antibody. The incidence of blood group antibodies, however, increases significantly to 3 to 8% in patients who have previously received a blood transfusion and women that have given birth to two or more children. When an antibody screen proves positive, a complex and time consuming procedure will be performed by skilled technicians to identify all clinically significant blood group antibodies in the patient’s plasma. This largely manual process may take two to six hours to complete, although more complex cases can take one or more days to complete. Antibody identification represents a significant cost to hospitals, particularly those that treat large numbers of chronically transfused patients. Reagents used for antibody identification also have a short shelf life, typically being shipped on a 28-day cycle, making management of blood grouping reagent inventories more complex and increasing waste.

The increasing incidence of alloantibodies developing in patients who have received multiple transfusions, commonly referred to as alloimmunization, has prompted clinicians to request costly, extended antigen matching of donor blood for at-risk patient groups, such as those suffering from thalassemia or sickle cell disease. The incidence of antibodies present in these patient groups is estimated to be 20 to 30%. These patients typically also present with multiple antibodies, making the process of antibody identification more complex and time consuming and the procurement of antigen specific units of donor blood much more expensive.

According to a study published in January 2014, the estimated total cost of extended antigen typing for patients is $364, based on a screen for 14 antigens at an estimated cost of $26 per antigen.

Donor blood will typically be subject to a basic antigen typing and an antibody screen. Clinicians will request specific antigen negative donor blood for patients with one or more blood group antibodies. In this instance, multiple donor units will be selected from inventory by the donor collection agency and subjected to an extended antigen typing procedure to select the most appropriate units for the patient. This procedure is completed to ensure that the corresponding antigen to the patient’s antibody is not present on the donor’s red blood cells.

The number of donor units that need to be screened to identify specific antigen negative units varies depending upon blood group. In the Caucasian population, for example, ten donor units on average would need to be screened to find two units of donor blood negative for the Duffy-A antigen. Similarly, to identify two units of donor blood negative for the little-e antigen, one hundred donations would need to be screened and, to identify two units of blood negative for the little-k antigen one thousand donations would need to be screened. Additionally, the numbers of units needed to be screened increases significantly if the patient has two or more antibodies.

The identification of antigen negative units of blood is largely a manual and labor-intensive process. Because of the additional testing procedures required and the large numbers of donor units that must be screened, antigen negative donor units are more expensive for hospitals to purchase. The average premium charged for antigen negative units of blood in the United States is estimated to be $80 for each antigen screened.

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

Disease Screening

The safety of donor blood is ultimately the responsibility of donor collection agencies, with regulatory agencies in individual countries establishing safeguards and standards to ensure patient safety. In the developed world, donor blood is subject to mandatory screening for infectious diseases before it can be released to hospitals. Two different methods of testing have been adopted—a serological approach (testing for specific antigens or antibodies) and, for certain viruses, a molecular approach (testing for nucleic acid). The United States, many countries in Western Europe and Japan require both serological and molecular disease screening be performed on donor blood. In the United States, it is mandatory to screen donor blood using serological techniques for the following: Syphilis, HBV Surface Antigen, HBV Core Antibody, HCV Antibody, HIV Type 1 and Type 2 Antibodies and HTLV Antibodies. Most blood collection agencies will also screen for CMV, using the same serological approach and the FDA recommends donor blood to be screened for Chagas disease. Molecular disease screening is required to be performed on donated blood to screen for HBV, HCV, HIV and West Nile virus. Other pathogens, such as Babesia, Dengue and Malaria are transmissible by blood, but there is no test currently available, given cost or technology limitations.

Serological disease screening is already largely automated. However, it is typically undertaken using two separate instrument platforms, neither of which is integrated with commonly used blood grouping instruments. Automation platforms for serological disease screening have been on the market for many years, but lack many of the attributes users benefit from in other diagnostic fields, such as user-interface, remote diagnostics, links to laboratory automation systems and software compatibility with laboratory information systems. Existing disease screening platforms also lack the ability to easily add additional tests as the market and regulators dictate.

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

Single instrument platforms for each testing procedure have typically been adopted within and across laboratory networks. However, neither of the two most widely used serological disease screening platforms, Abbott’s Prism and Ortho’s Summit, are integrated with existing blood grouping instrument platforms that are utilized within the donor testing environment. In addition, donor testing laboratories typically utilize costly manual testing techniques to identify antigen negative donor units and to carry out any antibody identification procedures required.

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

Because of the continued need for manual testing, many small to medium-sized hospitals choose not to adopt existing instrument platforms. Instead, they will use manual or semi-manual techniques for basic blood grouping. Complex procedures, such as antibody identification, may also be outsourced to independent testing laboratories by these hospitals. We believe the continued requirement for manual testing and drawbacks of existing instrument platforms for blood grouping have limited the attraction of offering blood grouping services to hospitals by large independent testing laboratories, such as LabCorp and Quest Diagnostics.

The MosaiQ™ Solution for Transfusion Diagnostics

We are initially developing MosaiQ™ to address the comprehensive needs of the global transfusion diagnostics market. We believe MosaiQ™ has the potential to transform transfusion diagnostics by substantially reducing costs and offering a range of operational efficiencies within donor and patient testing laboratories, while improving patient outcomes through the more complete characterization of donor and patient blood.

Specifically, we are initially developing MosaiQ™ to:

•	Comprehensively characterize donor and patient blood; and
•	Serologically screen donor blood for specific viruses.

We intend to pursue a “razor/razor blade” business model for MosaiQ™, placing instruments and securing long-term agreements for the supply of blood grouping and/or disease screening consumables used by those instruments. We expect donor and patient laboratories to adopt MosaiQ™ because it is designed to offer a comprehensive characterization of all clinically significant blood group antigens and antibodies, while also offering the opportunity for substantial cost savings and a range of operational efficiencies. We believe these customers would prefer to more fully characterize the blood of all donors and patients to facilitate better blood matching. While MosaiQ™ is designed to be a highly cost-effective solution for our customer, delivering substantial cost savings, we also expect to generate attractive, long-term profit margins on the sale of MosaiQ™ consumables.

We have designed MosaiQ™ leveraging our expertise in transfusion diagnostics. MosaiQ™ combines novel manufacturing techniques and well-characterized blood grouping and disease screening tests to create a multiplex testing consumable for use on a high-throughput instrument. Through miniaturization, we are combining a full portfolio of existing serological tests on two distinct consumables for use on MosaiQ™ – one for blood grouping and one for serological disease screening. In a donor testing environment both consumables have been designed to run simultaneously, utilizing the same donor sample and the same MosaiQ™ instrument. In a patient testing environment, we would expect that only the blood grouping consumable would be utilized.

The MosaiQ™ blood grouping consumable will consist of two protein microarrays: one printed with red blood cells and the other printed with antibodies. Our novel approach incorporates existing, well-characterized tests for blood group antigens and antibodies on a single consumable for the global market. Each consumable will consist of two microarrays – one for antigen typing and one for antibody identification. We believe MosaiQ™, when launched, will be the only commercially available automation platform capable of offering this breadth of testing on a single consumable.

The disease screening consumable is being designed to incorporate all tests required to meet current regulatory requirements in the markets in which we operate for serological disease screening of donor blood. We are including tests to screen serologically for Syphilis, HBV, HCV, HIV and HTLV, along with tests for CMV and Chagas disease. The disease screening consumable has additional capacity to incorporate further disease screening tests.

MosaiQ™ consumables will be manufactured using a novel, patented printing technology we have further developed with The Technology Partnership, or TTP, a leading European technology development company. This print technology enables us to industrialize the MosaiQ™ consumable manufacturing process. We are not aware of any alternative technology suitable and commercially available for this purpose.

We are developing a high-throughput, floor standing MosaiQ™ instrument for use by both donor collection agencies and medium to large-sized hospitals. The MosaiQ™ instrument is being designed to process 900 to 1,000 consumables per eight-hour shift, giving a capacity to test 450 to 500 donor samples (utilizing a blood grouping consumable and a disease screening consumable) or 900 to 1,000 patient samples (blood grouping only). The instrument is expected to complete the comprehensive characterization of donor or patient blood in less than 35 minutes and to have the capability to prioritize urgent patient sample testing, commonly referred to as STAT testing.

The MosaiQ™ instrument is designed to fully automate blood grouping and perform a simultaneous disease screen in a donor testing laboratory. Consistent with the typical workflow of donor or patient testing laboratories, centrifuged tubes of whole blood will be placed on the MosaiQ™ instrument for processing. The instrument will then complete a comprehensive blood group characterization of each sample, combined with a parallel disease screen in a donor testing environment, with the results being reported through existing laboratory information management systems (or LIMS).

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ™ instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. Advanced prototype units of the high-throughput instrument have been delivered to us and units for use in final assay validation and field trials are expected to be delivered to us in the fourth quarter of 2015.

We are also collaborating with key potential donor and patient testing customers on the development of MosaiQ™. This group includes the American Red Cross and Creative Testing Solutions, along with several other major hospitals, donor collection organizations and reference laboratories.

MosaiQ™ Development and Commercial Scale-Up

MosaiQ™ is at an advanced stage of development and we are at an advanced stage of industrial scale-up for final product validation and commercialization.

We have conducted extensive feasibility work internally to demonstrate the performance of the MosaiQ™ methodology compared with predicate blood grouping technologies. Development and manufacturing pathways to adapt each of the assays for inclusion on the MosaiQ™ blood grouping consumable are well defined. For the disease screening consumable, we are following the same development pathway for each of the assays to be included. We are optimizing individual assays to be included on the MosaiQ™ consumables in parallel with the building of the initial MosaiQ™ consumable manufacturing system and the development of the MosaiQ™ instrument.

Conversion of our Eysins, Switzerland manufacturing facility is substantially complete and we have commenced installation of key elements of the initial manufacturing system for MosaiQ™ consumables. We expect to complete formal validation of the initial manufacturing system before the end of 2015.

We expect to begin transferring individual assays for the blood grouping consumable to production in the second quarter of 2015 with completion expected before the end of 2015. We also expect to transfer to production the CMV and Syphilis assays for the initial disease screening consumable in the fourth quarter of 2015, with remaining planned disease screening assays (HBV, HCV, HIV, HTLV and Chagas) for the full disease screening consumable expected to be transferred to production in the first half of 2016.

Development of the MosaiQ™ instrument is also at an advanced stage. We have received advanced prototype instruments from STRATEC for evaluation, which have met certain agreed-upon functional requirements. We expect to use these prototype instruments to undertake a large-scale validation study in the middle of 2015, prior to taking delivery of MosaiQ™ instruments in the fourth quarter of 2015 for use in final assay validation and field trials.

We plan to commence formal field trials in the first half of 2016 and file necessary regulatory submissions in the second half of 2016, first in Europe and then in the United States, to obtain required marketing clearances. The MosaiQ™ consumables will be subject to CE-marking in Europe and the instrument will be self-certified. In the United States, the FDA has indicated that the MosaiQ™ blood grouping consumable will be subject to a biologics license application, or BLA, and the MosaiQ™ instrument will be subject to a 510(k) filing. The initial disease screening consumable, comprising tests for CMV and Syphilis, will be subject to a 510(k) filing, while the more comprehensive disease screening consumable, comprising all mandated serological tests, will be subject to BLA approval. The instrument is expected to be classified as a Class II medical device.

If licensed for sale, we anticipate commercial launch for both the MosaiQ™ blood grouping consumable and the initial MosaiQ™ disease screening consumable in Europe during the second half of 2016 and in the United States during the second half of 2017. We anticipate commercial launch of the full MosaiQ™ disease screening consumable in Europe during the second half of 2017 and in the United States during 2018.

Our Conventional Reagent Business

We have over 30 years of experience in the development, manufacturing and commercialization of conventional reagent products for blood grouping. Our conventional reagent products are used primarily to identify blood group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood grouping instrument platforms. We also undertake product development projects for our OEM customers, generating product development fees. Following development, we enter into long-term supply contracts with our OEM customers to manufacture and supply the products we have developed.

We currently develop, manufacture and commercialize the following key products:

•	Antisera Products —These products contain antibodies used to identify blood group antigens. The majority of our antisera products are monoclonal antibodies manufactured from master cell lines we own;
•

Reagent Red Blood Cells —These products are composed of human red blood cells formulated to enable the identification of blood group antibodies. We source human red blood cells with the desired antigen profiles globally, primarily from donor collection organizations;

•

Whole Blood Controls —We are an industry leader in the development and manufacture of whole blood control products, with a significant relationship with Ortho and other major OEM customers. These products contain both human red blood cells and antisera specifically formulated for use as daily quality assurance tests on third-party blood grouping instrument platforms; and

•

Ancillary Products —These products and solutions are used to support blood grouping, but are not directly involved in blood group determination. They include Anti-Human Globulin, enhancement media, and kits for training and staff certification.

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

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 39 conventional reagent products focused on blood grouping and we have over 15 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve over 950 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 30% of our product sales in the year ended March 31, 2015 and 31% in the year ended March 31, 2014.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 70% of product sales in the year ended March 31, 2015 and 69% in the year ended March 31, 2014. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 55% and 54% of our product sales in the years ended March 31, 2015 and 2014, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. In May 2013, the first 14 of these products received CE-Marking for sale in Europe and we filed a BLA to obtain FDA approval for these products in 2014. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ™ Manufacturing and Supply

We have leased factory space at a manufacturing facility located in Eysins, Switzerland (near Geneva), which we expect will become the principal manufacturing site for MosaiQ™ consumables. Conversion of this facility to manufacture MosaiQ™ consumables is substantially complete and we expect to install the final elements of the initial manufacturing system at the facility during the second and third quarters of 2015. Formal validation of the initial manufacturing system at the Eysins facility is expected to be completed before the end of 2015.

The Technology Partnership plc

We have entered into a master development agreement with TTP to design, build, install and validate the initial manufacturing system for the MosaiQ™ consumables being installed at our Eysins, Switzerland facility. TTP has agreed to certain development work programs for each phase of the design and build process and we have agreed to pay for all development costs, including costs of materials, third party costs and specified professional fees for the time of TTP’s engineers and scientists. The agreement does not have a defined term and will terminate following delivery and validation of the initial manufacturing system. Either party may terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. In addition, we may terminate the agreement upon 30 days’ notice for any reason. Upon termination of the agreement, we are responsible for paying any unpaid development and other costs of TTP.

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ™ consumables. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through March 2019. The first installment was paid on March 30, 2015.  The license is for uses that include antigen typing, antibody detection and serological screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose.

TTP has also granted us a non-exclusive, fully paid, royalty-free, perpetual, irrevocable, worldwide license to use certain other intellectual property TTP owns and has incorporated into bespoke components of the manufacturing system for MosaiQ™ consumables. The agreement will remain in effect so long as the licensed intellectual property is subject to patent or other intellectual property protection. TTP may terminate the agreement if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. Either party may terminate the agreement with immediate effect by notice to the other party upon the occurrence of bankruptcy events. Any fee disputes are subject to mandatory dispute resolution.

STRATEC Biomedical AG

We have entered into a development agreement with STRATEC pursuant to which it will develop a high-throughput instrument for MosaiQ™. STRATEC has agreed to a project development timeline that runs through July 31, 2016. STRATEC’s fees under this agreement total €13.1 million in aggregate, or $14.1 million using exchange rates on March 31, 2015, payable upon completion of pre-

agreed project development milestones. The agreement does not have a defined term. Either party may also terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Upon termination by STRATEC in connection with our breach or bankruptcy, certain termination payments are payable by us depending upon the stage of completion of the development program at the time of termination, and we are also responsible for certain costs.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of high-throughput instruments during the six years following delivery of the first field trial instruments (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $55.6 million using exchange rates on March 31, 2015. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

Pursuant to the development agreement, STRATEC has granted us an irrevocable, fully-paid, perpetual, royalty-free, worldwide license to intellectual property that is developed for use by, or the manufacture of, the MosaiQ™ instrument, as well as an exclusive right to market and sell the MosaiQ™ instrument. STRATEC has additionally granted us, or agreed to grant, similar rights to its pre-existing technologies for use in development and manufacturing activities for the MosaiQ™ instrument. We may only exercise our rights to manufacture in limited circumstances when STRATEC fails to perform under the manufacturing agreement and such rights are subject to a to be negotiated license fee. Upon termination of the development agreement by STRATEC, the licenses granted under the development agreement will be null and void.

SCHOTT Technical Glass Solutions GmbH

On March 27, 2014, we entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQ™ consumable through April 2017. The total purchase obligation under this agreement is €9.4 million, or $10.1 million using exchange rates on March 31, 2015. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to €7.3 million, or $7.8 million using exchange rates on March 31, 2015.

Quality

Our quality function (composed of quality assurance, quality control and validation) oversees the quality of our manufacturing as well as the quality systems used in research and development and sales and marketing. We have established a control system that oversees implementation and maintenance, document control, supplier qualification, corrective and preventative actions, as well as employee training processes that we believe ensures quality across our operations. We continuously monitor and seek to improve quality over time and believe the implementation of these processes has supported product performance, customer satisfaction, and a culture of continuous improvement.

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and customers. In the United States we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2015, we had nine employees engaged worldwide in sales, marketing and customer service functions.

Ortho Clinical Diagnostics

On January 29, 2015, we entered into a distribution and supply agreement with Ortho (the Ortho Agreement) to sell and distribute MosaiQ™ within the $2.8 billion global transfusion diagnostics market. We have retained all rights to commercialize MosaiQ™ in North America, the European Union and certain Asia-Pacific territories (excluding Japan) for the donor testing market. Pursuant to the Ortho Agreement, and for an initial term of 20 years, Ortho will exclusively commercialize MosaiQTM for the global patient testing market (for blood grouping), as well as the donor testing market (for blood grouping and serological disease screening) in territories other than those in which we will commercialize MosaiQTM. We will be responsible for the manufacture of all products (instruments, consumables and ancillary products) associated with MosaiQ™ and have retained all other commercial rights to MosaiQ™. Ortho has a right of first offer where we decide to commercialize MosaiQ™ with a third party for an application other than blood grouping. We have also agreed with Ortho to explore opportunities to develop and commercialize MosaiQ™ in other diagnostics applications outside of blood grouping and serological disease screening, utilizing the combined knowledge and expertise of both parties.

Ortho has agreed to pay us certain one-time payments upon the achievement of regulatory and commercial milestones totaling in the aggregate $59 million. These milestones primarily relate to the approval and launch of MosaiQ™ in the United States and the European Union for blood grouping. Ortho has also agreed to reimburse us for the cost of goods sold incurred for MosaiQTM instruments and associated replacement parts sold to Ortho, as well as the cost of ancillary products sold to Ortho. A transfer price mechanism for MosaiQTM consumables sold to Ortho has also been established, which will increase as a percentage of net sales based on agreed-upon revenue milestones. In addition, a basis for calculating minimum transfer prices for MosaiQ™ consumables, instruments and ancillary products has also been agreed.

As part of the exclusive sale and distribution rights granted to Ortho for the MosaiQTM instruments and consumables (which rights are non-assignable except as provided for in the distribution and supply agreement) we have granted to Ortho: (i) an exclusive, license to use the “MosaiQ” trademark; (ii) access to CE-Mark, biologics license application and 510(k) clearances and other dossiers to be filed or that are approved by regulatory authorities for the MosaiQTM instrument, consumables and ancillary products; (iii) access to other confidential information; and (iv) intellectual property rights controlled by the Company as well as intellectual property rights granted to us by STRATEC and TTP, and rights we may control in the future, which are necessary or reasonably useful for the sale and distribution of MosaiQTM instruments and consumables and are freely licensable or sub-licensable and free of royalty or other payments (unless Ortho agrees to pay any such royalties or payments). Ortho may not use these intellectual property rights and information to manufacture the MosaiQTM instrument or consumables, supply serological screening consumables to the patient testing market, or to carry out research and development, other than with our consent or pursuant to the distribution and supply agreement. Ortho will grant us a license for the term of the distribution and supply agreement for any know how related to the MosaiQTM instrument and consumables that Ortho generates during the course of the distribution and supply agreement, which is necessary or useful for the development, use or sale of the MosaiQTM instrument and consumables, or components thereof, or for us to provide maintenance and support.

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

As of March 31, 2015, we had 82 employees engaged in research and development functions. In addition, over 50 engineers and scientific staff employed by TTP and STRATEC have been assigned to various MosaiQ™ development activities.

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

For products sold to OEM customers, the cost of switching vendors (raw material and/or finished costs) can be considerable, given regulatory scrutiny of the manufacturing process and the potential need to modify instrument platforms and software. For our OEM business, we consider Merck/Millipore and Diagast to be our primary competitors. We are also a customer of each of these two organizations. We believe the complexity and high cost of switching suppliers, together with our ownership of key products and associated regulatory licenses, reduce the risk of loss of our important OEM business. We believe the FDA-licensed status of our manufacturing facility also offers major benefits as our key OEM clients seek to either establish or defend their position in the United States market.

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

In February 2014, we filed a new UK patent application providing for a new method for detecting red blood cells, also using MosaiQ™. The technology finds particular application in immunological assays where it can be used as the basis of positive controls to confirm the addition of red blood cells.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2015 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Paul Cowan	54	Chairman & Chief Executive Officer
Jeremy Stackawitz	40	President
Edward Farrell	45	President
Stephen Unger	45	Chief Financial Officer
Roland Boyd	58	Group Financial Controller & Treasurer

Paul Cowan, Chairman & Chief Executive Officer

Paul Cowan is our Chief Executive Officer and Chairman of our Board of Directors. Mr. Cowan founded Quotient through the acquisition of Alba Bioscience in 2007. He has a broad range of healthcare industry experience gained through over 15 years of employment within industry and investment banking. Previously, Mr. Cowan served as the Chief Financial Officer of Inveresk Research Group, a global contract research organization that was acquired by Charles River Laboratories in 2004. Prior to joining Inveresk in 2001, Mr. Cowan was a senior executive within the Investment Banking department of Bear Stearns & Co., where he led the European biotechnology practice. Prior to Bear Stearns, Mr. Cowan was a senior executive within the Investment Banking department of Morgan Grenfell (acquired by Deutsche Bank in 1990). Mr. Cowan received a Bachelor of Business in accounting from Queensland University of Technology.

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

Employees

As of March 31, 2015, we had 232 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2015, we had an accumulated deficit of $74.4 million. We expect our operating losses to continue at least for the next two years as we continue our investment in the development and commercialization of MosaiQ™. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ™ and the other products we may develop, we are unable to predict the magnitude of any future operating losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our remaining development costs for MosaiQ™ from a combination of funding sources, including through the use of existing cash balances, extension or expansion of our credit facilities or the issuance of new equity. Our operating plans for the financial year ending March 31, 2016 reflect an expectation that substantially all of our outstanding warrants from our initial public offering, which expire on October 25, 2015, will be exercised before that date. If significant exercises of these warrants do not occur, we may need or decide to raise additional funds through public or private debt or equity financing or through other means. We cannot be certain that we will be able to obtain this or other additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our then existing shareholders or restrict our operations or adversely affect our ability to operate our business. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet our business objectives, our share price may fall and investors may lose some or all of their investment. If we raise funds by issuing equity securities, or if our outstanding warrants or options are exercised, the percentage ownership of our then shareholders will be reduced.

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

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ™. We will need to complete development and obtain marketing authorizations from the FDA and other regulatory authorities before we can commercialize MosaiQ™. Our ability to successfully commercialize MosaiQ™ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;
•	our ability to successfully complete field trial studies;
•	our ability to obtain and maintain FDA and other regulatory authorizations;
•	threats posed by competing technologies;
•	our, or Ortho’s or any other commercial partner’s, ability to market MosaiQ™ to donor collection agencies, hospitals and independent testing laboratories;
•	our ability to successfully optimize the individual tests to be included on both the blood grouping and disease screening consumables;
•	the occurrence of unforeseen technical difficulties in the design and build of the manufacturing system for the consumables;
•	the occurrence of unforeseen technical difficulties in the design and manufacturing of the initial high-throughput instrument;
•	the occurrence of unforeseen technical difficulties in the development of software and the integration of the consumables, the instrument and software;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and
•	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

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

MosaiQ™ will be subject to CE-marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ™ to obtain approval of a biologics license application, or BLA, for the blood grouping consumable and traditional 510(k) clearances for the instrument and the initial disease screening consumable, comprising two tests, CMV, and syphilis. The final disease screening consumable, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ™, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ™ consumables is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ™.

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

Our commercialization plan for MosaiQ™ in the patient testing market depends on our distribution and supply agreement with Ortho.

We will rely on Ortho to commercialize MosaiQ™ in the highly fragmented patient testing market. Under our distribution and supply agreement, Ortho has agreed to commercialize MosaiQ™ in the global patient testing market, as well as certain territories in the donor testing market. Ortho may not commit sufficient resources to this commercialization arrangement, as MosaiQ™ may compete for time, attention and resources with Ortho’s internal programs, or Ortho otherwise may not perform its obligations as expected. In addition, Ortho is both a customer and a competitor of our conventional reagent business. If Ortho is unable, or fails, to perform its obligations, there can be no assurance that we will be able to enter into commercialization relationships with other partners with sufficient existing global sales and support infrastructures necessary to successfully commercialize MosaiQ™ in the patient testing market. Any of these risks could delay the commercialization of MosaiQ™ in the patient testing market, result in high costs to us or otherwise materially harm our business and adversely affect our future revenues.

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

We have leased a factory in Eysins, Switzerland, which will become the principal manufacturing site for the MosaiQ™ consumables, and any delay in obtaining regulatory approval may delay or prevent the launch of MosaiQ™.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 64% of our total revenues and product sales to Ortho accounted for 55% of our total revenues in the year ended March 31, 2015. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

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

All our conventional reagent products are produced in our Edinburgh, Scotland manufacturing facility. While we believe we have reliable suppliers of raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Edinburgh, Scotland facility and we currently have no alternative manufacturing capabilities. Therefore, if a catastrophic event occurred at the Edinburgh, Scotland facility, such as a fire or contamination, many of our products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses (we have £24 million of coverage for our Edinburgh manufacturing facility and an additional £1 million of coverage for our research and development activities). However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Our customers, including our U.S. commercial operations, receive all of their conventional reagent products from our Edinburgh, Scotland manufacturing facility. If circumstances arose that disrupted our international distribution of products from Edinburgh, we would need to establish an alternate distribution channel, which may take both time and expense to establish.

The landlord for our Edinburgh, Scotland manufacturing operation is Scottish National Blood Transfusion Service, or SNBTS. The lease on our Edinburgh, Scotland facility ends in August 2016. We have commenced discussions with SNBTS to extend this lease to allow us time to design and build a new manufacturing facility near Edinburgh, Scotland. There can be no assurance that SNBTS will extend the existing lease on acceptable terms or terms equivalent to those we currently have.

We plan to build a new, expanded manufacturing facility for our conventional reagent products, which may result in overlapping operations and duplicative costs, impair manufacturing operations, delay or prevent the launch of new products or require us to expend additional capital.

To meet expected future demand for our conventional reagent products, we plan to build a new expanded manufacturing facility in Edinburgh, Scotland near our existing manufacturing facility. Our failure to complete the new facility on time and on budget may result in the need for us to raise additional capital and may impair the efficient operation of our manufacturing system. In addition, moving our manufacturing operations to a new facility may result in overlapping operations and duplicative costs during the transition period. Furthermore, changes in our manufacturing process or procedure, including a change in the location where our products are manufactured, will require prior FDA review and approval of the manufacturing process and procedures. Any new facility will be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the launch of any new product.

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

Our debt and other financings contain restrictive and financial covenants and other provisions that may limit our operating flexibility.

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

In addition, our outstanding 666,665 7% cumulative redeemable preference shares are subject to automatic redemption in the event of certain changes of control involving us. In connection with such redemption, we are required to first pay the amount of the accrued and unpaid preferential dividend on the preference shares and then redeem the preference shares at a redemption price of $22.50 per preference share. There is no guarantee that we will have sufficient funds legally available to make such redemption.

Undetected errors or defects in our products could expose us to product liability claims, harm our reputation or decrease market acceptance of our products.

The sale and use of products or services based on our technologies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect, which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We maintain insurance that includes product liability coverage of approximately $7 million as of March 31, 2015 and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. Our existing insurance may have to be increased in the future if we are successful at introducing new transfusion diagnostics products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

The outcome of any future disputes, claims and litigation could have a material adverse impact on our business, financial condition and results of operations.

We may, from time to time, be party to litigation in the normal course of business, including class action and product liability lawsuits. Due to the inherent uncertainties of litigation, it is not possible to predict the final outcome of these lawsuits or determine the amount of any potential losses we may incur. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. For example, our distribution and supply agreement with Ortho provides for a six-person steering committee composed of three of our representatives and three of Ortho's representatives, which provides liaison, coordination and strategic planning with regard to development and regulatory approval of MosaiQTM and the sale and distribution of MosaiQTM instruments and consumables by Ortho. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Government Regulation

If we, Ortho or our other commercial partners fail to comply with extensive foreign and domestic regulations, sales of our products in new and existing markets and the development and commercialization of any new product candidates, including MosaiQ™, could be delayed or prevented.

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

Obtaining FDA and other regulatory clearances or approvals for MosaiQ™ and our newly developed conventional reagent products can be expensive and uncertain. It can take from several months to several years from the date of submission of the application, and generally requires detailed and comprehensive scientific and clinical data. As with all blood transfusion products, the FDA and other regulatory authorities reserve the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach than we currently anticipate. For example, it will be necessary for us to re-file a BLA that we submitted in 2013 for the sale of additional monoclonal antibody products as a result of application deficiencies brought to our attention by the FDA. Our BLA application was not accepted by the FDA as a result of industry-wide changes in study design requirements, while previously-accepted product manufacturing and stability documentation was also rejected. We established a dedicated team to address the deficiencies and have discussed the team’s mandate with the FDA. These efforts were completed in April 2014 and the findings will be incorporated into subsequent FDA submissions and facility audits. We have also de-emphasized the products represented by this BLA in our conventional reagent development plan, preferring to focus on higher value programs with shorter development timelines. Notwithstanding the time and expense, these efforts may never result in FDA approval or clearance or that of other regulatory authorities. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Our operations are subject to anti-corruption laws, including the UK Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We, Ortho and our other commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

The scope of our owned and exclusively licensed intellectual property rights may not be sufficient to prevent others from manufacturing, using or selling competing products. For example, our manufacturing process for MosaiQ™ consumables depends in part on intellectual property that we in-license on an exclusive basis, and such rights may be limited. Our competitors may have obtained or be able to develop or obtain a license to similar intellectual property. Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights. If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar products, our competitive position and our business could be adversely affected.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are not required to provide five years of selected financial data in this Annual Report. We could be an emerging growth company for up to five years from our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following March 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

Additional sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares or warrants to decline. We had outstanding 17,020,574 ordinary shares as of March 31, 2015, of which approximately 5,207,705 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, and are freely transferable without restriction or additional registration under the Securities Act. In addition, approximately 2,000,000 ordinary shares were registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction and approximately 9,812,869 ordinary shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2015, 4,851,894 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $7.27 per share and 1,208,118 ordinary shares were subject to outstanding options at a weighted exercise price of $5.58 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our securities could decline.

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

As of March 31, 2015, there was an outstanding warrant to purchase 64,000 of our ordinary shares at an exercise price of $9.38 per share, 850,000 outstanding pre-funded warrants to purchase 850,000 of our ordinary shares at a price of $0.01 per share and 4,922,368 outstanding warrants to purchase 3,937,894 ordinary shares at an exercise price of $8.80 per whole ordinary share (subject to adjustment in certain circumstances). These warrants are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s exercise price. To the extent such warrants are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders. The anti-dilution protections in the warrants sold in our initial public offering, which include full ratchet anti-dilution protection in the event of certain equity issuances below the then existing exercise price of the warrants, could further dilute the ownership of existing shareholders. Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our ordinary shares, existing shareholders could suffer dilution of their investment.

The warrants sold in our initial public offering may not have any value.

The warrants sold in our initial public offering will expire at 5:30 p.m. EST on October 25, 2015 unless we in our sole discretion extend the expiration date. In the event our ordinary share price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares or warrants, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we are a PFIC for our taxable year ended March 31, 2015 and do not expect to be a PFIC for the taxable year ending March 31, 2016 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares or warrants are urged to consult their tax advisors regarding our possible status as a PFIC.

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

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Headquarters/Development Laboratory Facility	Edinburgh, Scotland	3,500	5,000	July 31, 2017
Manufacturing Operations—Conventional Reagents	Edinburgh, Scotland	6,200	16,000	August 30, 2016
MosaiQTM Laboratory Facility	Edinburgh, Scotland	3,600	3,600	December 31, 2018
Manufacturing Operations—MosaiQTM	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Headquarters	Newtown, Pa., USA	1,200	—	November 30, 2015
U.S. Direct Sales Operation	Chapel Hill, N.C., USA	1,000	—	Renewed monthly

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing on May 27, 2014, the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on NASDAQ under the symbols “QTNT” and “QTNTW”, respectively. In connection with the initiation of separate trading of the ordinary shares and warrants, the trading of the units (which were listed under the symbol “QTNTU”) was suspended and the units were delisted from NASDAQ. Prior to our initial public offering, there was no public market for our securities. On May 29, 2015, the last reported sale price of our ordinary shares on NASDAQ was $15.40 per share and the last reported price of our warrants on NASDAQ was $5.60 per warrant.

The following table sets forth the high and low sales price per ordinary share reported on NASDAQ as traded for each of the quarters indicated:

Fiscal Year Ended March 31, 2015	High	Low
Fourth Quarter	$18.03	$12.35
Third Quarter	$19.89	$9.02
Second Quarter	$10.98	$7.49
First Quarter (1)	$9.76	$5.82
(1)	Commencing May 27, 2014.

Shareholders

On May 29, 2015, there were 27 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from May 27, 2014, the date on which our ordinary shares commenced trading on NASDAQ, through March 31, 2015 against the cumulative total return for the same period on the NASDAQ Stock Market Composite Index and the NASDAQ Healthcare Index. The results are based on an assumed $100 invested on May 27, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2015:

Name of Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders(1)	1,258,118	$5.36	888,913
Equity compensation plans not approved by shareholders	—	—	—

(1)

Composed of the 2013 Enterprise Management Plan, pursuant to which 634,568 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $3.07, and the 2014 Stock Incentive Plan, pursuant to which 623,550 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $7.68.  12,463 ordinary shares remain available for future issuance under the 2013 Enterprise Management Plan and 876,450 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

Use of Proceeds from Initial Public Offering

On April 24, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-194390) in connection with our initial public offering.  As of March 31, 2015, we estimate that we have used all of the net proceeds from our initial public offering as follows:  approximately $24 million of the net proceeds on the conversion of the MosaiQTM manufacturing facility and the design and building of the initial manufacturing system for MosaiQTM consumables and approximately $9 million on development of the initial MosaiQTM consumables and instrument platform.

Recent Sale of Unregistered Securities

Since April 1, 2014, we issued the following securities that were not registered under the Securities Act.

On April 3, 2014, we issued 29,114,088 ordinary shares in connection with the conversion of our then outstanding preference shares, A ordinary shares and B ordinary shares immediately prior to our initial public offering. All our outstanding ordinary shares were then subsequently consolidated at a ratio of 32 new ordinary shares to every 100 issued ordinary shares. In addition, certain shares held by certain existing shareholders were further consolidated or were sub-divided.

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. This private placement was completed on November 28, 2014. Fees totaling approximately $2.0 million were paid to the placement agent, Jefferies LLC, for its services in connection with this private placement.

On January 29, 2015, we entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million. This transaction was completed on January 30, 2015.

The above issuances were exempt from registration under the Securities Act under Section 3(a)(9) thereof, as transactions involving exchanges with existing security holders, or under Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. No underwriters were used in connection with any of the foregoing transactions. The purchasers of securities in each such transaction (other than the transactions involving conversions of previously issued securities) represented that they were accredited investors as defined in Regulation D and that they were acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of March 31, 2015 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended March 31, 2012 and 2011 and the consolidated balance sheet data as of March 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$17,658	$16,987	$13,753	$11,550	$9,545
Other revenues	750	2,768	618	669	489
Total revenue	18,408	19,755	14,371	12,219	10,034
Cost of revenue	(9,763)	(8,406)	(7,169)	(6,749)	(5,628)
Gross profit	8,645	11,349	7,202	5,470	4,406
Operating expenses:
Sales and marketing	(2,750)	(2,705)	(2,252)	(1,674)	(1,456)
Research and development, net of government grants	(19,216)	(8,066)	(2,617)	(1,749)	(1,703)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,138)	(933)	(471)	—	—
Other general and administrative expenses	(15,255)	(8,537)	(6,353)	(6,011)	(5,346)
Total general and administrative expense	(16,393)	(9,470)	(6,824)	(6,011)	(5,346)
Total operating expense	(38,359)	(20,241)	(11,693)	(9,434)	(8,505)
Operating loss	(29,714)	(8,892)	(4,491)	(3,964)	(4,099)
Other expense:
Interest expense, net	(2,315)	(1,076)	(234)	(340)	(312)
Change in financial liability for share warrants	(22,966)	—	—	—	—
Other, net	(4,064)	(197)	11	(169)	(210)
Other expense, net	(29,345)	(1,273)	(223)	(509)	(522)
Loss before income taxes	(59,059)	(10,165)	(4,714)	(4,473)	(4,621)
Provision for income taxes	—	—	—	—	—
Net loss	$(59,059)	$(10,165)	$(4,714)	$(4,473)	$(4,621)
Net loss available to ordinary shareholders - basic and diluted	$(59,059)	$(10,165)	$(4,714)	$(4,473)	$(4,621)
Loss per share - basic and diluted	$(4.00)	$(54.41)	$(62.97)	$(78.04)	$(81.16)
Weighted-average shares outstanding - basic and diluted	14,773,386	186,817	74,866	57,317	56,936

	As of March 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$37,525	$7,192	$4,219	$4,354
Total assets	81,119	29,808	12,891	12,357
Long-term debt	10,768	15,105	3,000	3,000
Total liabilities	82,734	30,581	7,931	7,286
Total shareholders' funds (deficit)	$(1,615)	$(31,536)	$(23,061)	$(18,687)

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

Our Business

We are an established, commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and serological disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification. Serological disease screening involves the screening of donor blood for unwanted pathogens.

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments while improving patient outcomes.

We currently operate as one business segment with over 230 employees in the United States and the United Kingdom. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 55%, 51% and 58% of total revenue during the years ended March 31, 2015, 2014 and 2013, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2015, we had an accumulated deficit of $74.4 million. We expect our operating losses will continue at least for the next two years as we continue our investment in the development and commercialization of MosaiQ™. Our total revenue was $18.4 million for the year ended March 31, 2015, $19.8 million for the year ended March 31, 2014, and $14.4 million for the year ended March 31, 2013. Our net loss was $59.1 million for the year ended March 31, 2015, $10.2 million for the year ended March 31, 2014, and $4.7 million for the year ended March 31, 2013.

On April 30, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant.  Each warrant permits the holder, prior to October 25, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represents the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. During the year ended March 31, 2015, 77,632 of these warrants were exercised resulting in the issue of 62,104 new ordinary shares. At March 31, 2015, 4,922,368 warrants remained outstanding and the market value of the warrants at was $31.0 million. We have recorded the increase in the market value of the warrants since our initial public offering as an expense of $23.0 million within net other income (expense) in our income statement for the year ended March 31, 2015. In the year ended March 31, 2015, we also incurred non-recurring expenses of $3,785,000, $628,000 and $383,000, representing costs incurred in relation to the Ortho Agreement and other advisory fees, the portion of the costs of our initial public offering that are attributable to the warrants and the settlement of a dispute with Scottish National Blood Transfusion Service, respectively. These costs and expenses are included in other expense in our income statement.

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant.

On January 29, 2015, we entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 72% for the year ended March 31, 2015 and 71% for the years ended March 31, 2014 and 2013. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 47% for year ended March 31, 2015 and 57% and 50% for the years ended March 31, 2014 and 2013, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 45% for the year ended March 31, 2015 and 50% and 48% for the years ended March 31, 2014 and 2013, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes, which should improve our gross margin on product sales.

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

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities, as well as production costs incurred in advance of the commercial launch of MosaiQTM. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. In the year ended March 31, 2015, these expenses also included the costs of our intellectual property license with TTP relating to MosaiQ™.

We expense all research and development costs as incurred, net of government grants received and tax credits. In 2015, recent changes in UK tax legislation enabled our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

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

Net interest expense consists primarily of interest charges on our loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the loan and report them as interest expense in our statements of operations.

Net other income (expense) consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. In the year ended March 31, 2015 net other expense also includes the change in the fair value of our warrants, asset write-downs related to the conversion of the Eysins, Switzerland facility and the two other non-recurring items as mentioned above under “—Our Business.”

Results of Operations

Comparison of Years ended March 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$17,658	96%	$16,987	86%	$671	4%
Other revenues	750	4%	2,768	14%	(2,018)	0%
Total revenue	18,408	100%	19,755	100%	(1,347)	-7%
Cost of revenue	9,763	53%	8,406	43%	1,357	16%
Gross profit	8,645	47%	11,349	57%	(2,704)	-24%
Operating expenses:
Sales and marketing	2,750	15%	2,705	14%	45	2%
Research and development	19,216	104%	8,066	41%	11,150	138%
General and administrative	16,393	89%	9,470	48%	6,923	73%
Total operating expenses	38,359	208%	20,241	102%	18,118	90%
Operating (loss)	(29,714)	-161%	(8,892)	-45%	(20,822)	234%
Other expense:
Interest expense, net	(2,315)	-13%	(1,076)	-5%	(1,239)	115%
Other, net	(27,030)	-147%	(197)	-1%	(26,833)	—
Total other expense, net	(29,345)	-159%	(1,273)	-6%	(28,072)	—
Loss before income taxes	(59,059)	-321%	(10,165)	-51%	(48,894)	481%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(59,059)	-321%	$(10,165)	-51%	$(48,894)	481%

Revenue

Total revenue decreased by 7% to $18.4 million for the year ended March 31, 2015, compared with $19.8 million for the year ended March 31, 2014. Product sales revenue increased by 4% to $17.7 million for the year ended March 31, 2015, compared with $17.0 million for the year ended March 31, 2014. Higher product sales volumes were offset by a $0.3 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro. Products sold by standing purchase order were 72% of product sales for the year ended March 31, 2015, compared with 71% for the year ended March 31, 2014. Total revenue for the years ended March 31, 2015 and 2014 also included revenue related to our product development services of $0.8 million and $2.8 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$12,377	67%	$11,768	60%	$609	5%
Product sales - direct customers and distributors	5,281	29%	5,219	26%	62	1%
Other revenues	750	4%	2,768	14%	2,018	0%
Total revenue	$18,408	100%	$19,755	100%	$(1,347)	-7%

OEM Sales. Product sales to OEM customers increased 5% to $12.4 million for the year ended March 31, 2015, compared with $11.8 million for the year ended March 31, 2014. Higher product sales volumes were offset by the negative impact of a stronger U.S. dollar relative to the British Pound and Euro. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers.

Direct Sales to Customers and Distributors. Direct product sales increased 1% to $5.3 million for the year ended March 31, 2015 compared with $5.2 million for the year ended March 31, 2014. Direct sales in the United States increased by 18%, which was primarily driven by sales of our reagent red blood cell products. Direct sales outside the United States decreased by 29% as a result of our decision to rationalize our product offering in Europe and the negative impact of a stronger U.S. dollar relative to the British Pound and Euro.

Other Revenues. Other revenues of $0.8 million for the year ended March 31, 2015 consisted of product development revenues associated with the development of a range of rare antisera products for an OEM customer. During the year ended March 31, 2014, we recognized $2.8 million of product development fees related to the same development program.

Cost of revenue and gross margin

Cost of revenue increased by 16% to $9.8 million for the year ended March 31, 2015, compared with $8.4 million for the year ended March 31, 2014, reflecting growth in product sales volumes, higher shipping costs and incremental conventional reagent manufacturing costs. Gross profit on total revenue in the year ended March 31, 2015 was $8.6 million, a decrease of 24% when compared with $11.3 million in the year ended March 31, 2014. The decrease was mainly attributable to a $2.0 million decrease in other revenues.

Excluding other revenues, gross profit on product sales in the year ended March 31, 2015 was $7.9 million, a decrease of 8% when compared with $8.6 million in the year ended March 31, 2014. The decrease was attributable to the impact of adverse exchange rate movements, higher shipping costs and incremental conventional reagent manufacturing costs, which offset the positive impact of higher sales volumes.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 47% for the year ended March 31, 2015, compared with 57% for the year ended March 31, 2014. Gross margin on product sales decreased to 45% for the year ended March 31, 2015, compared with 51% for the year ended March 31, 2014. The 2015 gross margin was affected by the impact of adverse exchange rate movements, higher shipping costs and incremental conventional reagent manufacturing costs.

Sales and marketing expenses

Sales and marketing expense increased by 2% to $2.8 million for the year ended March 31, 2015, compared with $2.7 million for the year ended March 31, 2014. The increase resulted primarily from commissions paid on greater direct product sales in the United States.  As a percentage of total product sales, sales and marketing expenses were 15% for the year ended March 31, 2015, compared with 14% for the year ended March 31, 2014.

Research and development expenses

	Year ended March 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$17,661	96%	$6,712	34%	$10,949	163%
Other research and development	2,058	11%	1,788	9%	270	15%
Tax credits and grants	(503)	-3%	(434)	-2%	(69)	—
Total research and development expenses	$19,216	104%	$8,066	41%	$11,150	138%

Research and development expenses increased by $11.2 million to $19.2 million for the year ended March 31, 2015, compared with $8.1 million for the year ended March 31, 2014. As a percentage of total revenue, research and development expenses increased to 104% for the year ended March 31, 2015, compared with 41% for the year ended March 31, 2014. This reflects increased expenditure on the MosaiQ™ project following the completion of our initial public offering and development activities associated with new conventional reagent product introductions. Research and development expenses for the year ended March 31, 2015 also includes a $1.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ™.

Grant income and tax credits included $0.5 million of tax credits in the year ended March 31, 2015 and $0.4 million of grant income in the year ended March 31, 2014. Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 73% to $16.4 million for the year ended March 31, 2015, compared with $9.5 million for the year ended March 31, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs, including costs related to our transition to a public company. We recognized $1.1 million of stock compensation expense in the year ended March 31, 2015 compared with $0.9 million in the year ended March 31, 2014. As a percentage of total revenue, general and administrative expenses increased to 89% for the year ended March 31, 2015, compared with 48% for the year ended March 31, 2014.

Other income (expense)

Net interest expense was $2.3 million for the year ended March 31, 2015, compared with $1.1 million for the year ended March 31, 2014. Interest expense in the year ended March 31, 2015 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). It also included $0.8 million of amortization of costs related to the MidCap Financial borrowings and $0.2 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. Interest expense in the year ended March 31, 2014 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap Financial borrowings was used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the year ended March 31, 2014 also included a charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings.

Other expense for the year ended March 31, 2015 included an expense of $23.0 million related to the change in the fair value of the warrants issued at the time of our initial public offering. It also included $3.8 million costs incurred in relation to the Ortho Agreement and other advisory fees, an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of the warrants, an expense of $0.4 million related to the settlement of a dispute with Scottish

National Blood Transfusion Service, $0.4 million of asset write-downs related to the conversion of the Eysins, Switzerland facility and $1.1 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of Years ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$16,987	86%	$13,753	96%	$3,234	24%
Other revenues	2,768	14%	618	4%	2,150	348%
Total revenue	19,755	100%	14,371	100%	5,384	37%
Cost of revenue	8,406	43%	7,169	50%	1,237	17%
Gross profit	11,349	57%	7,202	50%	4,147	58%
Operating expenses:
Sales and marketing	2,705	14%	2,252	16%	453	20%
Research and development	8,066	41%	2,617	18%	5,449	208%
General and administrative	9,470	48%	6,824	47%	2,646	39%
Total operating expenses	20,241	102%	11,693	81%	8,548	73%
Operating (loss)	(8,892)	-45%	(4,491)	-31%	(4,401)	98%
Other expense:
Interest expense, net	(1,076)	-5%	(234)	-2%	(842)	360%
Other, net	(197)	-1%	11	0%	(208)	—
Total other expense, net	(1,273)	-6%	(223)	-2%	(1,050)	471%
Loss before income taxes	(10,165)	-51%	(4,714)	-33%	(5,451)	116%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(10,165)	-51%	$(4,714)	-33%	$(5,451)	116%

Revenue

Total revenue increased by 37% to $19.8 million for the year ended March 31, 2014, compared with $14.4 million for the year ended March 31, 2013. Product sales revenue increased by 24% to $17.0 million for the year ended March 31, 2014, compared with $13.8 million for the year ended March 31, 2013. Products sold by standing purchase order were 71% of product sales for the year ended March 31, 2014, compared with 71% for the year ended March 31, 2013. Total revenue for the years ended March 31, 2014 and 2013 also included revenue related to our product development services of $2.8 million and $0.6 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$11,768	60%	$9,557	67%	$2,211	23%
Product sales - direct customers and distributors	5,219	26%	4,196	29%	1,023	24%
Other revenues	2,768	14%	618	4%	2,150	348%
Total revenue	$19,755	100%	$14,371	100%	$5,384	37%

OEM Sales. Product sales to OEM customers increased 23% to $11.8 million for the year ended March 31, 2014, compared with $9.6 million for the year ended March 31, 2013. This growth was primarily driven by increased sales of our whole blood control products to existing OEM customers and initial shipments of our rare anti-sera products.

Direct Sales to Customers and Distributors. Direct product sales increased 24% to $5.2 million for the year ended March 31, 2014 compared with $4.2 million for the year ended March 31, 2013. Direct sales in the United States increased by 33%, which was primarily driven by sales of our reagent red blood cell products. Direct sales outside the United States increased by 14% despite our decision to rationalize our product offering in Europe.

Other Revenues. Other revenues increased by $2.2 million to $2.8 million for the year ended March 31, 2014, compared with $0.6 million for the year ended March 31, 2013. During the year ended March 31, 2014, we recognized $2.7 million of product development fees associated with the development of a range of rare antisera products for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 17% to $8.4 million for the year ended March 31, 2014, compared with $7.2 million for the year ended March 31, 2013, reflecting growth in product sales volumes. Gross profit on total revenue in the year ended March 31, 2014 was $11.3 million, an increase of 58% when compared with $7.2 million in the year ended March 31, 2013. The increase was mainly attributable to a $2.1 million increase in other revenues.

Excluding other revenues, gross profit on product sales in the year ended March 31, 2014 was $8.6 million, an increase of 30% when compared with $6.6 million in the year ended March 31, 2013. The increase was attributable to the positive impact of higher sales volumes.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 57% for the year ended March 31, 2014, compared with 50% for the year ended March 31, 2013. Gross margin on product sales increased to 51% for the year ended March 31, 2014, compared with 48% for the year ended March 31, 2013.

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

Research and development expenses

	Year ended March 31,
	2014		2013		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$6,712	34%	$2,582	18%	$4,130	160%
Other research and development	1,788	9%	1,321	9%	467	35%
Grant income	(434)	-2%	(1,286)	-9%	852	-66%
Total research and development expenses	$8,066	41%	$2,617	18%	$5,449	208%

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

Other income (expense)

Net interest expense was $1.1 million for the year ended March 31, 2014, compared with $0.2 million for the year ended March 31, 2013. Interest expense primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum, and on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Part of the proceeds of the MidCap financial borrowings were used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the year ended March 31, 2014 also included an exceptional charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings. For a description of these borrowings, see “—Liquidity and Capital Resources—Haemonetics Loan Notes” and “—Liquidity and Capital Resources—MidCap Term Loan Facility”. Net other expense included foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

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

	2013			2014				2015
	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31
	(in thousands, except percentages)
Revenue:
Product sales	$3,907	$4,515	$3,910	$4,655	$5,267	$4,527	$3,962	$3,902
Other revenues	2,768	—	—	—	650	0	100	—
Total revenue	6,675	4,515	3,910	4,655	5,917	4,527	4,062	3,902
Cost of revenue	(2,055)	(2,275)	(1,941)	(2,135)	(2,451)	(2,706)	(2,204)	(2,404)
Gross profit	4,620	2,240	1,969	2,520	3,466	1,822	1,857	1,498
Operating expenses:
Sales and marketing	(620)	(610)	(826)	(649)	(697)	(609)	(789)	(655)
Research and development	(1,618)	(1,591)	(1,708)	(3,149)	(3,685)	(5,435)	(4,453)	(5,643)
General and administrative	(1,879)	(2,030)	(2,234)	(3,327)	(3,490)	(3,998)	(3,943)	(4,961)
Total operating expenses	(4,117)	(4,231)	(4,768)	(7,125)	(7,872)	(10,043)	(9,185)	(11,259)
Operating profit (loss)	503	(1,991)	(2,799)	(4,605)	(4,405)	(8,221)	(7,327)	(9,761)
Other expense:
Interest expense, net	(77)	(81)	(424)	(494)	(534)	(539)	(541)	(701)
Other, net	(31)	(7)	(45)	(114)	2,324	(2,960)	(34,435)	8,041
Total other expense, net	(108)	(88)	(469)	(608)	1,789	(3,498)	(34,976)	7,340
Loss before income taxes	395	(2,079)	(3,268)	(5,213)	(2,616)	(11,719)	(42,303)	(2,421)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	$395	$(2,079)	$(3,268)	$(5,213)	$(2,616)	$(11,719)	$(42,303)	$(2,421)
% of Product Sales from Standing Purchase Orders	74%	72%	72%	65%	71%	70%	74%	74%
Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2014, the greatest impact of extra product shipments occurred in our second quarter, while the greatest impact in fiscal 2015 occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project and milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the year ended March 31, 2015, we had a net loss of $59.1 million and used $26.6 million of cash for operating activities. We incurred a net loss of $10.2 million and used $4.4 million of cash for operating activities during the year ended March 31, 2014. During the year ended March 31, 2013, we incurred a net loss of $4.7 million and used $3.6 million of cash for operating activities. As described under results of operations, the increase in our use of cash during the year ended March 31, 2015 was primarily attributable to our investment in the development of MosaiQ™ and increased corporate costs, including costs related to our transition to a public company. As of March 31, 2015, we had an accumulated deficit of $74.4 million.

Prior to our initial public offering, our principal source of funding had been investment in new share capital by our shareholders, which in the years ended March 31, 2014 and March 31, 2013 amounted to $3.1 million and $4.3 million, respectively. In the year ended March 31, 2014, we also incurred net new borrowings of $11.6 million. On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. Other costs of the offering, apart from underwriting discounts and commissions, were $3.6 million. The warrants are exercisable at an exercise price of $8.80 per ordinary share until October 25, 2015.

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs.

On January 29, 2015, we entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

From our incorporation in 2012 to March 31, 2015, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $37.2 million of net proceeds from our initial public offering of our units. As of March 31, 2014, we had cash and cash equivalents of $37.5 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

Cash Flows for the Years Ended March 31, 2015 and 2014

Operating activities

Net cash used in operating activities was $26.6 million during the year ended March 31, 2015, which included net losses of $59.1 million and non-cash items of $26.3 million. Non-cash items were depreciation and amortization expense of $1.7 million, share-based compensation expense of $1.1 million, amortization of deferred debt issue costs of $0.8 million, accrued preference share dividends of $0.2 million and a change in the fair value of the liability in respect of share warrants of $23.0 million, offset by amortization of lease incentives of $0.4 million. We also experienced a net cash inflow of $6.2 million from changes in operating assets and liabilities during the period, consisting primarily of a $7.4 million increase in accounts payable and accrued liabilities, a $0.8 million increase in accrued compensation and benefits and a $0.4 million reduction in accounts receivable, offset by a $0.6 million increase in inventories and a $1.8 million increase in other assets.

Net cash used in operating activities was $4.4 million during the year ended March 31, 2014, which included net losses of $10.2 million and non-cash items of $2.0 million. Non-cash items were depreciation and amortization expense of $0.6 million, share-based compensation expense of $0.9 million and amortization of deferred debt issue costs of $0.5 million. We also experienced a net cash inflow of $3.8 million from changes in operating assets and liabilities during the period, consisting primarily of a $5.1 million increase in accounts payable and accrued liabilities, a $0.9 million increase in accrued compensation and benefits and the receipt of a lease incentive of $2.9 million, offset by a $0.7 million increase in accounts receivable, a $0.9 million increase in inventories and a $3.5 million increase in other assets.

Investing activities

Net cash used in investing activities was $24.0 million and $7.1 million for the years ended March 31, 2015 and 2014, respectively. Purchases of property and equipment in the year ended March 31, 2015 were $23.9 million and included $23.4 million related to the MosaiQTM project and $0.5 million related to our conventional reagent business. We also invested $0.2 million on new product licenses within our conventional reagent operations. Purchases of property and equipment in the year ended March 31, 2014 included $6.8 million related to the MosaiQTM project and $0.4 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $85.1 million during the year ended March 31, 2015, consisting primarily of net proceeds of $34.6 million from our initial public offering, net proceeds of $24.7 million from the November 2014 private placement of ordinary shares and pre-funded warrants, net proceeds of $25.0 million from the January 2015 private placement of ordinary shares and preference shares, $0.8 million of proceeds from the exercise of options and warrants and $0.2 million of net capital lease receipts.

Net cash provided by financing activities was $14.6 million during the year ended March 31, 2014, consisting primarily of share issuance proceeds of $3.1 million and net borrowings of $11.6 million, which was offset by $166,000 of capital lease payments.

Cash Flows for the Years Ended March 31, 2014 and 2013

Operating activities

Net cash used in operating activities was $4.4 million during the year ended March 31, 2014, which included net losses of $10.2 million and non-cash items of $2.0 million. Non-cash items were depreciation and amortization expense of $0.6 million, share-based compensation expense of $0.9 million and amortization of deferred debt issue costs of $0.5 million. We also experienced a net cash inflow of $3.8 million from changes in operating assets and liabilities during the period, consisting primarily of a $5.1 million increase in accounts payable and accrued liabilities, a $0.9 million increase in accrued compensation and benefits and the receipt of a lease incentive of $2.9 million, offset by a $0.7 million increase in accounts receivable, a $0.9 million increase in inventories and a $3.5 million increase in other assets.

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

Investing activities

Net cash used in investing activities was $7.1 million and $1.1 million for the years ended March 31, 2014 and 2013, respectively. Purchases of property and equipment in the year ended March 31, 2014 included $6.8 million related to the MosaiQTM project and $0.4 million related to our conventional reagent business. Purchases of property and equipment in the year ended March 31, 2014 included $1.1 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $14.6 million during the year ended March 31, 2014, consisting primarily of share issuance proceeds of $3.1 million and net borrowings of $11.6 million, which was offset by $166,000 of capital lease payments. Net cash provided by financing activities during the year ended March 31, 2013 was $4.7 million comprising $4.3 million from the issuance of preference shares and $0.4 million proceeds from capital leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next two years. We expect our operating expenses to increase during the year ended March 31, 2016, as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities.

As of March 31, 2015, we had cash and cash equivalents of $37.5 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQTM and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	Ortho’s progress in commercializing MosaiQ™ for the patient testing market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

We expect to fund our remaining development costs for MosaiQ™ from a combination of funding sources, including through the use of existing cash balances, the extension or expansion of our credit facilities or the issuance of new equity. Our operating plans for the financial year ending March 31, 2016 reflect an expectation that substantially all of our outstanding warrants from our initial public offering, which expire on October 25, 2015, will be exercised before that date. However, there can be no assurance that the warrants will be exercised.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our credit facilities, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2015.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
MidCap Financial long term debt	$15,000	$4,500	$10,500	$—	$—
Interest on MidCap Financial debt	2,391	1,142	1,249	—	—
7% Cumulative Redeemable Preference Shares	15,000	—	—	15,000	—
Dividends on 7% Cumulative Redeemable Preference Shares	4,200	—	—	4,200	—
Operating and capital leases	10,210	2,942	4,466	2,802	—
STRATEC Biomedical development agreement (1)	7,176	4,221	2,955	—	—
STRATEC Biomedical manufacturing agreement (2)	55,590	—	13,689	29,393	12,508
The Technology Partnership license agreement (3)	9,000	2,000	4,000	3,000	—
SCHOTT supply agreement (4)	6,700	3,740	2,960	—	—
Other	18,955	18,910	45	—	—
Total contractual obligations	$144,222	$37,455	$39,864	$54,395	$12,508

(1)

We have entered into a development agreement with STRATEC Biomedical AG, or STRATEC, in connection with the development of the MosaiQTM instrument. STRATEC’s fees under this agreement will total in aggregate $14.1 million (€13.1 million) using March 31, 2015 exchange rates, of which $6.9 million (€6.4 million) was incurred prior to March 31, 2015. For a description of our development agreement with STRATEC, see “Business—MosaiQTM Manufacturing and Supply—STRATEC Biomedical AG”.

(2)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ™ instruments over a six year period starting after completion of the sixth development milestone (October 31, 2015). The total purchase obligation under this agreement is $55.6 million (€51.8 million) using March 31, 2015 exchange rates.

(3)

We have entered into a license agreement with The Technology Partnership, or TTP, related to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQTM consumables. We have agreed to pay $10.0 million to TTP payable in installments through March 2019 of which $1.0 million was paid prior to March 31, 2015. If at any time we do not pay the fee when due, we will continue to retain the license for blood grouping and disease screening applications, but lose the license for other diagnostic applications. For a description of our license agreement with TTP, see “Business—MosaiQTM Manufacturing and Supply—The Technology Partnership plc”.

(4)

We have entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQTM consumable through April 2017. The total purchase obligation under this agreement is $10.1 million (€9.4 million) using March 31, 2015 exchange rates, of which $3.4 million (€3.2 million) was paid prior to March 31, 2015. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to $7.8 million (€7.3 million), using March 31, 2015 exchange rates. The payments of $3.4 million (€3.2 million) made prior to March 31, 2015 count towards this minimum commitment. For a description of our supply agreement with SCHOTT, see “Business—MosaiQTM Manufacturing and Supply—SCHOTT Technical Glass Solutions GmbH”.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2015, 2014 or 2013.

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

Cash and cash equivalents. At March 31, 2015, we had cash and cash equivalents of $37.5 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Foreign currency exchange risk

The main currencies that we use for our trading operations are the U.S. Dollar, the Pound Sterling, the Swiss Franc and to a lesser extent, the Euro. Our meaningful cash balances are held by entities outside the U.S. in a mixture of Euros, Pounds Sterling and Swiss francs based upon the currency and amount of expected MosaiQTM development and other corporate expenditures. These cash balances may not be the same as the functional currencies of the entities in which they are held and as a result, exchange rate fluctuations may result in foreign exchange gains and losses on our income statement until the planned MosaiQTM development or other corporate expenditure has been incurred. However, as the cash balances are held in the same currencies as the planned MosaiQTM development and other corporate expenditures, there is no overall impact on our ability to pay them.

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2015 we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.1 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.1 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2015 we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.0 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.0 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2015, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $13.8 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion of $300,000 per month to Pounds Sterling at a rate of $1.7227 to £1.00 each month through June 2015, $300,000 per month and at a rate of $1.60 to £1 each month from July 2015 through September 2015 and $300,000 per month at a rate of $1.50 to £1 each month from October 2015 through December 2015. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2016, after taking account of the shelter provided by our existing hedging arrangements through September 2015. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

Financial liability related to warrants issued at the time of our initial public offering

We record a financial liability in our balance sheet relating to the warrants issued at the time of our initial public offering and we mark this liability to market based on the closing price of the warrants as quoted on NASDAQ at the end of each financial period.  Based on the closing price of the warrants on March 31, 2015 a 5% increase in the market value of our warrants would result in an increase in the financial liability and a non-cash expense of $1.6 million and a 5% decrease in the market value of the warrants would result in a reduction of the liability and non-cash income of the same amount.

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

Index to financial statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of March 31, 2015 and 2014	60
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2015, 2014 and 2013	61
Consolidated Statements of Redeemable Convertible Preference Shares and changes in Shareholders’ Equity for the years ended March 31, 2015, 2014 and 2013	62
Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	63
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quotient Limited

We have audited the accompanying consolidated balance sheets of Quotient Limited as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, redeemable convertible preference shares and changes in shareholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Limited at March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and planned expenditure exceeding available funding that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Belfast, United Kingdom

June 1, 2015

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$37,525	$7,192
Trade accounts receivable, net	1,808	2,439
Inventories	4,608	4,557
Prepaid expenses and other current assets	6,129	5,200
Total current assets	50,070	19,388
Property and equipment, net	29,733	8,556
Intangible assets, net	950	967
Other non-current assets	366	897
Total assets	$81,119	$29,808
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,238	$5,343
Accrued compensation and benefits	2,565	2,014
Accrued expenses and other current liabilities	8,787	4,453
Financial liability in respect of share warrants	31,011	421
Current portion of long-term debt	4,500	—
Current portion of lease incentive	435	485
Current portion of capital lease obligation	239	183
Total current liabilities	54,775	12,899
Long-term debt, less current portion	10,768	15,105
Lease incentive, less current portion	1,740	2,423
Capital lease obligation, less current portion	276	154
7% Cumulative redeemable preference shares	15,175	—
Total liabilities	82,734	30,581
Commitments and contingencies	—	—
A preference shares (nil par value) zero and 12,719,954 issued and outstanding at March 31, 2015 and March 31, 2014 respectively;	—	13,180
B preference shares (nil par value) zero and 14,583,407 issued and outstanding at March 31, 2015 and March 31, 2014 respectively;	—	14,991
C Preference shares (nil par value) zero and 929,167 issued and outstanding at March 31, 2015 and March 31, 2014 respectively;	—	2,592
Shareholders' equity (deficit)
Ordinary shares (nil par value) 17,020,574 and 60,044 issued and outstanding at March 31, 2015, 2014 and March 31, 2014 respectively;	84,525	247
A Ordinary shares (nil par value) zero and 244,141 issued and outstanding at March 31, 2015 and March 31, 2014 respectively;	—	—
B Ordinary shares (nil par value) zero and 37,957 issued and outstanding at March 31, 2015 and March 31, 2014 respectively;	—	—
Distribution in excess of capital	(6,684)	(16,793)
Accumulated other comprehensive income (loss)	(5,102)	305
Accumulated deficit	(74,354)	(15,295)
Total shareholders' equity (deficit)	(1,615)	(31,536)
Total liabilities, redeemable convertible preference shares and shareholders' equity	$81,119	$29,808

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2015	2014	2013
Revenue:
Product sales	$17,658	$16,987	$13,753
Other revenues	750	2,768	618
Total revenue	18,408	19,755	14,371
Cost of revenue	(9,763)	(8,406)	(7,169)
Gross profit	8,645	11,349	7,202
Operating expenses:
Sales and marketing	(2,750)	(2,705)	(2,252)
Research and development, net of government grants	(19,216)	(8,066)	(2,617)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,138)	(933)	(471)
Other general and administrative expenses	(15,255)	(8,537)	(6,353)
Total general and administrative expense	(16,393)	(9,470)	(6,824)
Total operating expense	(38,359)	(20,241)	(11,693)
Operating loss	(29,714)	(8,892)	(4,491)
Other expense
Interest expense, net	(2,315)	(1,076)	(234)
Change in financial liability for share warrants	(22,966)	—	—
Other, net	(4,064)	(197)	11
Other expense, net	(29,345)	(1,273)	(223)
Loss before income taxes	(59,059)	(10,165)	(4,714)
Provision for income taxes	—	—	—
Net loss	$(59,059)	$(10,165)	$(4,714)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(293)	$94	$—
Foreign currency gain (loss)	(5,114)	397	(239)
Other comprehensive income (loss)	(5,407)	491	(239)
Comprehensive loss	$(64,466)	$(9,674)	$(4,953)
Net loss available to ordinary shareholders - basic and diluted	$(59,059)	$(10,165)	$(4,714)
Loss per share - basic and diluted	$(4.00)	$(54.41)	$(62.97)
Weighted-average shares outstanding - basic and diluted	14,773,386	186,817	74,866

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary shares		Deferred shares		Distribution in excess	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	of capital	Income (Loss)	Deficit	Equity
Balances, March 31, 2012	23,110,618	$23,758	69,588	$—	212,510	$—	$(18,324)	$53	$(416)	$(18,687)
Issue of A Preference shares upon exercise of warrants	250,000	263	—	—	—	—	—	—	—	—
Issue of B Preference shares upon exercise of warrants	3,800,237	4,000	—	—	—	—	108	—	—	108
Conversion of deferred shares	—	—	6,326	—	(6,326)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,714)	(4,714)
Foreign currency translation loss	—	—	—	—	—	—	—	(239)	—	(239)
Other comprehensive loss	—	—	—	—	—	—	—	(239)	—	(239)
Stock-based compensation	—	—	—	—	—	—	471	—	—	471
Balances, March 31, 2013	27,160,855	$28,021	75,914	$—	206,184	$—	$(17,745)	$(186)	$(5,130)	$(23,061)
Issue of shares upon exercise of warrants	142,506	150	—	—	—	—	19	—	—	19
Issue of shares, net of issue costs of $195	929,167	2,592	60,044	247	—	—	—	—	—	247
Conversion of deferred shares	—	—	206,184	—	(206,184)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,165)	(10,165)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	94	—	94
Foreign currency translation loss	—	—	—	—	—	—	—	397	—	397
Other comprehensive income	—	—	—	—	—	—	—	491	—	491
Stock-based compensation	—	—	—	—	—	—	933	—	—	933
Balances, March 31, 2014	28,232,528	$30,763	342,142	$247	-	$—	$(16,793)	$305	$(15,295)	$(31,536)
Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	—	—	421	—	—	31,287
Issue of shares, net of issue costs of $10,847	—	—	7,444,445	52,561	—	—	—	—	—	52,561
Issue of pre-funded warrants	—	—	—	—	—	—	8,067	—	—	8,067
Issue of shares upon exercise of incentive share options	—	—	137,478	304	—	—	—	—	—	304
Issue of shares upon exercise of warrants	—	—	62,104	547	—	—	483	—	—	1,030
Net loss	—	—	—	—	—	—	—	—	(59,059)	(59,059)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	(293)	—	(293)
Foreign currency translation loss	—	—	—	—	—	—	—	(5,114)	—	(5,114)
Other comprehensive loss	—	—	—	—	—	—	—	(5,407)	—	(5,407)
Stock-based compensation	—	—	—	—	—	—	1,138	—	—	1,138
Balances, March 31, 2015	—	$—	17,020,574	$84,525	-	$—	$(6,684)	$(5,102)	$(74,354)	$(1,615)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(59,059)	$(10,165)	$(4,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,676	622	691
Share-based compensation	1,138	933	471
Amortization of lease incentive	(443)	—	—
Amortization of deferred debt issue costs	776	464	—
Accrued preference share dividends	175	—	—
Change in financial liability for share warrants	22,966	—	—
Net change in assets and liabilities:
Trade accounts receivable, net	362	(748)	(64)
Inventories	(552)	(897)	(776)
Accounts payable and accrued liabilities	7,358	5,100	(200)
Accrued compensation and benefits	772	874	720
Lease incentive	—	2,907	—
Other assets	(1,760)	(3,470)	254
Net cash used in operating activities	(26,591)	(4,380)	(3,618)
INVESTING ACTIVITIES:
Purchase of property and equipment	(23,854)	(7,226)	(891)
Refund (purchase) of intangible assets	(188)	94	(234)
Net cash used in investing activities	(24,042)	(7,132)	(1,125)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	195	(166)	410
Proceeds from drawdown of new debt	—	15,000	—
Repayment of debt	—	(3,000)	—
Debt issue costs	—	(372)	—
Proceeds from issuance of preference shares	15,000	2,885	4,263
Proceeds from issuance of ordinary shares	69,879	247	—
Net cash generated from financing activities	85,074	14,594	4,673
Effect of exchange rate fluctuations on cash and cash equivalents	(4,108)	(109)	(65)
Change in cash and cash equivalents	30,333	2,973	(135)
Beginning cash and cash equivalents	7,192	4,219	4,354
Ending cash and cash equivalents	$37,525	$7,192	$4,219
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$1,364	$637	$123

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

On November 25, 2014 the Company entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs.

On January 29, 2015, the Company entered into a distribution and supply agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”) for an initial term of 20 years. Pursuant to this agreement, Ortho will exclusively commercialize MosaiQTM for the global patient testing market, as well as the donor testing market in territories other than those in which the Company will commercialize MosaiQTM. Ortho has agreed to pay the Company one time payments upon the achievement of certain milestones totaling in the aggregate $59 million and reimburse the Company for the cost of goods sold incurred for MosaiQTM instruments and associated replacement parts sold to Ortho, as well as the cost of ancillary products sold to Ortho (other than quality control products), plus 10% of such ancillary product costs. A transfer price mechanism for MosaiQTM consumables sold to Ortho has also been established, which will increase based on agreed-upon revenue milestones We also entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, of the Company at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007. As of March 31, 2015, it had an accumulated deficit of $74.4 million. It has expenditure plans in the year ending March 31, 2016 for the continuation of the development and commercialization of MosaiQ™ that are in excess of its current cash holdings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating plans for the financial year ending March 31, 2016 reflect an expectation that substantially all of the outstanding warrants from the initial public offering, which expire on October 25, 2015, will be exercised before that date. In the longer term, the Company expects to fund its remaining development costs for MosaiQ™ from a combination of funding sources, including through the use of existing cash balances, the extension or expansion of its credit facilities and the issuance of new equity.  The Company’s Directors are confident that the warrants will be exercised and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the warrants will be exercised.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2015 and 2014, all cash and cash equivalents comprised cash balances held with the banks used by the company and its subsidiaries. At March 31, 2015 and March 31, 2014, the Company held $314 and $345 respectively in a restricted account as security for the property rental obligations of the group’s Swiss subsidiary.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2015 and 2014 was $150 and $85, respectively.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2015 and March 31, 2014.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2015 or March 31, 2014. This customer represented 47% and 30% of the accounts receivable balances, as of March 31, 2015 and March 31, 2014, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2015, 2014 and 2013. This customer represented 55%, 54% and 55% of total product sales for the fiscal years March 31, 2015, 2014 and 2013, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2015 and 2014, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended 2015, 2014 and 2013, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2015, 2014 or 2013.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“Ortho”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with Ortho. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on Ortho’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. During the fiscal year ended March 31, 2014, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE marketing milestone. The agreement also contains one further milestone of $650 payable when Ortho orders $250 of the rare antisera products covered by the agreement. This sales target was achieved and the $650 of revenue was recognized during the year ended March 31, 2015.

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

Share Warrant Liability

The Company has three classes of freestanding warrants to purchase ordinary shares outstanding: (i) warrants that were issued at the time of its initial public offering in April 2014; (ii) warrants issued in December 2013 and (iii) pre-funded warrants issued in November 2014.

The Company accounts for the warrants that were issued at the time of its initial public offering as a liability. These warrants to purchase ordinary shares are recorded as a liability because the underlying terms of the warrants contain provisions that may obligate the Company to transfer value in certain circumstances. The warrants are recorded at fair value upon issuance and are subject to re-measurement to fair value at each balance sheet date, with any change in fair value recognized as component of other income (expense), net on the Consolidated Statements of Comprehensive Loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the completion of a deemed liquidation event. At that time, the share warrant liability will be classified into permanent equity.

The warrants issued in December 2013 were originally warrants to purchase redeemable convertible preference shares and were originally recorded as a liability in the balance sheet, but were transferred to permanent equity when the underlying redeemable convertible preference shares were converted to ordinary shares immediately prior to the Company’s initial public offering.

The pre-funded warrants issued in November 2014 do not contain any obligation to transfer value and as such, the issue of the November 2014 pre-funded warrants has been recorded in permanent equity

Derivative Financial Instruments

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

Note 2. Intangible Assets

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,923	$(2,923)	$—	—
Brands associated with acquired cell lines	603	(115)	488	32.4 years
Product licenses	703	(241)	462	6.6 years
Other Intangibles	190	(190)	—	—
Total	$4,419	$(3,469)	$950

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$3,283	$(3,283)	$—	—
Brands associated with acquired cell lines	677	(112)	565	33.4 years
Product licenses	589	(200)	389	6.6 years
Other Intangibles	213	(200)	13	0.4 years
Total	$4,762	$(3,795)	$967

Amortization expense was $99, $103 and $354 in financial years 2015, 2014, and 2013, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2015, is estimated as follows:

2016	$85
2017	85
2018	85
2019	85
2020	85
Thereafter	525
Total	$950

Note 3. Debt

Long-term debt comprises:

	March 31, 2015	March 31, 2014
Total debt	$15,000	$15,000
Less current portion	(4,500)	—
Long-term debt	$10,500	$15,000
Fees due on final repayment of debt	487	487
Fair value of associated share warrant, net of amortization	(219)	(382)
	$10,768	$15,105

The outstanding debt and the fee due on final repayment fall due as follows:

Within 1 year	$4,500
Between 1 and 2 years	6,000
Between 2 and 3 years	4,987
Total debt	$15,487

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (1)	$199	$—	$—	$199
Fair value of share warrants	31,011	—	—	31,011
Total liabilities measured at fair value	$31,210	$—	$—	$31,210

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts (1)	$94	$—	$—	$94
Total assets measured at fair value	$94	$—	$—	$94

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Fair value of share warrants	$—	$—	$421	$421
Total liabilities measured at fair value	$—	$—	$421	$421

(1)	Contract fair values are determined based on quoted prices for similar assets in active markets using inputs such as currency rates and forward points.

The change in the estimated fair value of ordinary and preference share warrant liabilities is summarized below:

March 31,2013	$19
Exercise of warrants	(19)
Issues of warrants	421
March 31,2014	$421
Transfer of liability to shareholders' equity upon the conversion of the preference share warrant to a warrant in respect of ordinary shares	(421)
Issue of ordinary share warrants as part of the company's initial public offering	8,529
Change in fair value of ordinary share warrants	22,966
Exercise of warrants	(484)
March 31, 2015	$31,011

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate their respective fair values because of the short term nature of these accounts. The fair value of long-term debt approximates the recorded value.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2015	March 31, 2014
Raw materials	$1,180	$1,420
Work in progress	2,071	2,031
Finished goods	1,357	1,106
Total inventories	$4,608	$4,557

Prepaid expenses and other current assets

Prepaid expenses and other current assets at March 31, 2014 included $2,413 of costs associated with the company’s initial public offering which was completed on April 30, 2014. At March 31, 2015 prepaid expenses included $2,655 related to the purchases of glass for use by the MosaiQTM project.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2015	March 31, 2014

Plant and Machinery	$21,688	$7,063
Leasehold improvements	11,412	3,594
Total property and equipment	33,100	10,657
Less: accumulated depreciation	(3,367)	(2,101)
Total property and equipment, net	$29,733	$8,556

Plant and machinery at March 31, 2015 includes $15,721 of payments on account related to the equipment being developed for use at the MosaiQTM consumable manufacturing facility in Switzerland. Depreciation of this balance will commence when the equipment concerned is brought into use. Depreciation expenses were $1,185, $519 and $337 in financial years 2015, 2014, and 2013, respectively. In addition in the financial year ended March 31, 2015 there was a loss on disposal of $382 related to the retirement of certain items of plant and equipment acquired as part of the lease arrangements for the consumable manufacturing plant in Switzerland.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2015	March 31, 2014

Salary and related benefits	$300	$75
Accrued vacation	165	26
Accrued payroll taxes	302	281
Accrued incentive payments	1,798	1,632
Total accrued compensation and benefits	$2,565	$2,014

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	March 31, 2014

Accrued legal and professional fees	$3,758	$2,007
Accrued interest	112	112
Goods received not invoiced	787	590
Accrued capital expenditure	972	—
Accrued development expenditure	2,110	799
Other accrued expenses	1,048	945
Total accrued expenses and other current liabilities	$8,787	$4,453

Note 6. Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $2,111 $1,293 and $746 in financial years ended March 31, 2015, 2014, and 2013, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2015:

2016	$2,703
2017	2,415
2018	1,866
2019	1,442
2020	1,268
Thereafter	—
Total minimum future lease payments	$9,694

The Company has entered into capital leases for the purchase of equipment that has a gross cost and net book value of $1,024 and $737 respectively as of March 31, 2015 and $882 and $546 respectively as of March 31, 2014.

The following is a schedule of future annual repayments on capital leases as of March 31, 2015:

2016	$239
2017	113
2018	72
2019	70
2020	22
Thereafter	—
Total minimum future lease payments	$516

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2015:

2016	$28,871
2017	9,470
2018	14,179
2019	17,175
2020	15,218
Thereafter	12,508
Total minimum future purchase obligations	$97,421

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

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into nine foreign currency forward contracts.  Three of these are to sell $300 and purchase pounds sterling at a rate of £1:$1.7227 in each calendar month in the first quarter of the financial year ending March 31, 2016, three are to sell $300 and purchase pounds sterling at £1:$1.60 in each calendar month of the second quarter of the financial year ending March 31, 2016 and three are to sell $300 and purchase pounds sterling at £1:$1.50 in each calendar month of the third quarter of the financial year ending March 31, 2016. The fair value of these contracts at March 31, 2015 amounted to a liability of $199. At March 31, 2014 the fair value of the three contracts which were outstanding at that date amounted to an asset of $94.

The foreign currency forward contracts were entered into to mitigate the foreign exchange risk arising from the fluctuations in the value of U.S. dollar denominated transactions entered into by our UK subsidiary. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the years ended March 31, 2015 or March 31, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

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

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2015	2014	2013
Revenue:
United States	$8,299	$9,705	$6,027
United Kingdom	938	907	1,253
France	3,419	3,352	2,825
Japan	2,685	2,162	2,030
Other foreign countries (1)	3,067	3,629	2,236
	$18,408	$19,755	$14,371

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2015	March 31, 2014
Long-lived assets:
United Kingdom	$18,879	$5,814
Switzerland	10,854	2,742
United States	—	—
Total accrued compensation and benefits	$29,733	$8,556

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2015	March 31, 2014	Par value
Ordinary shares	17,020,574	60,044	$—
A Ordinary shares	—	244,141	—
B Ordinary shares	—	37,957	—
Total	17,020,574	342,142	$—

Immediately prior to its initial public offering, the Company’s then outstanding preference shares, A ordinary shares and B ordinary shares were converted to ordinary shares and the ordinary shares then outstanding were consolidated into 32 new ordinary shares for each 100 existing ordinary shares. The number of ordinary, A ordinary and B ordinary shares and the number of options and warrants to acquire ordinary shares are presented in these financial statements on the basis of the number after this consolidation.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
7% Cumulative Redeemable Preference shares	666,665	—	$22.76	$—
A Preference shares	—	12,719,954	$—	$1.32
B Preference shares	—	14,583,407	$—	$1.28
C Preference shares	—	929,167	$—	$3.11
Total	666,665	28,232,528

The A Preference shares, the B Preference shares and the C Preference shares were converted into ordinary shares in April 2014 prior to the Company’s initial public offering on the basis of 32 ordinary shares for every 100 preference shares. The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is the date of the fourth anniversary of the date of issue of the preference shares, but the Company may extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the Consolidated Balance Sheet.

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options issued under its share incentive plans and in respect of the deferred shares issued to employees. Share-based compensation expense amounted to $1,138 in the year ended March 31, 2015, $933 in the year ended March 31, 2014 and $471 in the year ended March 31, 2013.

Option Plans

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

Options generally vest over a period of three years but certain employees have shorter vesting periods. The contractual life of all options is 10 years. Options were not exercisable before the Company became a public company and all outstanding options become exercisable in the event of an acquisition of 75% or more of the share capital of the Company by a third party.

The 2014 Stock Incentive Plan was approved by the directors and shareholders immediately prior to the Company’s initial public offering in April 2014. The 2014 Plan was designed to provide flexibility to attract and retain the services of qualified employees, officers, directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the business depends, and to provide additional incentives to such persons to devote their effort and skill to the advancement and betterment of the Company, by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in its success and increased value. .

1,500,000 ordinary shares were initially reserved for issuance under the 2014 Plan. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding share appreciation rights (“SARs”) or options, (ii) used to pay the exercise price related to outstanding options, (iii) used to pay withholding taxes related to outstanding options or SARs or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2012	—	$—	—
Granted	369,400	1.44	120
Exercised	—	—	—
Forfeited	—	—	—
Outstanding — March 31, 2013	369,400	$1.44	116
Granted	477,149	$4.21	120
Exercised	(60,044)	$4.08	—
Forfeited	(7,043)	4.87	—
Outstanding — March 31, 2014	779,462	$2.92	109
Granted	605,250	8.34	120
Exercised	(137,478)	2.23	—
Forfeited	(39,116)	7.93	—
Outstanding — March 31, 2015	1,208,118	$5.58	103
Exercisable — March 31, 2015	317,421	$2.31	95

The following table summarizes the options granted in the year ended March 31, 2015 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 29, 2014	524,900	$8.00	$8.00	$3.36
August 6, 2014	31,600	$9.26	$9.26	$3.85
October 31, 2014	30,150	$9.95	$9.95	$4.00
November 5, 2014	5,200	$9.89	$9.89	$3.98
February 4, 2015	13,400	$15.065	$15.065	$6.01

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2015 and March 31, 2014 amounted to $2,108 and $1,113.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility . The expected volatility was based on the historical share volatilities of a selection of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own ordinary shares.

Fair value of ordinary shares. Prior to the Company’s initial public offering, transactions involving the preference share capital of the company determined the fair values of the ordinary shares at the grant dates. The preference shares had preferred rights versus the ordinary shares as regards capital redemption and dividends but after all other shares have been paid out the balance of any residual assets is shared amongst the ordinary shareholders. The preference shareholders could convert their shares to ordinary shares at any time.

Based on these share rights, the fair value of the ordinary shares did not exceed the fair value of the preference shares but may equal it, if it appears likely that the value of the company as a whole exceeds the entitlements of the preference shares thus making it more likely than not that the preference shareholders will opt to convert their shares.

The directors have considered the progress of the company at each option award date and determined the fair market value of the ordinary shares by reference to the fair values of the preference shares plus an appropriate discount.

Risk-Free Interest Rate. The risk-free interest rate is based on the UK Government 10 year bond yield curve in effect at the time of grant prior to the initial public offering and 10 year U.S Treasury Stock for awards from April 2014 onwards.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2015	2014
Risk-free interest rate	2.64%	2.25%
Expected lives (years)	3	3
Volatility	59.62%	59.91%
Dividend yield	—	—
Weighted average fair value (per option granted)	$3.48	$2.33
Number granted	605,250	477,149

The fair value of the Company’s ordinary shares was $17.00 per share on March 31, 2015.

As of March 31, 2015, total compensation cost related to unvested share options granted to employees not yet recognized was $2,096 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Share based compensation expense arising on the deferred shares amounted to $156 and $365 in the years ended March 31, 2014 and March 31, 2013. As of March 31, 2014, there was no remaining unrecognized compensation cost related to deferred shares.

Note 10. Income Taxes

No provision has been made for current or deferred income taxes in any period. The statutory tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the USA, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. All these entities have incurred trading losses and no corporate income taxes have been provided for. A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2015	2014	2013
Income tax expense at statutory rate	$—	$—	$—
Foreign tax rate differential	(2,739)	(439)	(488)
Increase in valuation allowance against deferred tax assets	2,739	439	488
Provision for income tax	$—	$—	$—

Significant components of deferred tax assets are as follows:

	March 31, 2015	March 31, 2014
Deferred tax assets assets:
Provisions and reserves	$270	$12
Net operating loss carry forwards	8,534	6,151
Gross deferred tax assets	$8,804	$6,163
Fixed assets basis difference	$(843)	$(941)
Gross deferred tax liabilities	$(843)	$(941)
Net deferred tax asset	$7,961	$5,222
Valuation allowance	(7,961)	(5,222)
Total accrued compensation and benefits	$—	$—

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

As of March 31, 2015, the Company has net operating loss carry forwards of approximately $32,207 and $11,638 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, approximately $5,605 of these tax effected carry forwards will expire between 2029 and 2035. The remaining portion of the carry forwards arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2103 the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2014 and there are no ongoing tax examinations in any jurisdiction.

Note 11. Defined Contribution Plan

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Pension costs during the years ended March 31, 2015, 2014 and 2013 amounted to $510, $349 and $263 respectively.

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

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year ended March 31,
	2015	2014	2013
Numerator:
Net loss	$(59,059)	$(10,165)	$(4,714)
Net loss available to ordinary shareholders - basic and diluted	$(59,059)	$(10,165)	$(4,714)
Denominator:
Weighted-average shares outstanding - basic and diluted	14,773,386	186,817	74,866
Loss per share - basic and diluted	$(4.00)	$(54.41)	$(62.97)

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

The options and warrants to purchase ordinary shares, the deferred shares, the A preference shares, the B preference shares, the C preference shares and the warrants to purchase A preference shares have been excluded from the above computation of earnings per share for the years ended March 31, 2015, March 31, 2014 and March 31, 2013 as their inclusion would have been anti-dilutive. The following sets out the numbers of the shares, deferred shares, preference shares, options and warrants excluded from the above computation of earnings per share for the years ended March 31, 2015, March 31, 2014 and March 31, 2013, as their inclusion would have been anti-dilutive.

	March 31, 2015	March 31, 2014	March 31, 2013
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,208,118	779,462	369,400
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	—	—
Ordinary shares issuable on exercise of warrants at $8.80 per share	3,937,894	—	—
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	—	—
Deferred shares	—	—	206,184
Ordinary shares issuable on conversion of A Preference shares	—	4,070,385	4,070,385
Ordinary shares issuable on conversion of B Preference shares	—	4,666,690	4,621,088
Ordinary shares issuable on conversion of C Preference shares	—	297,333	—
Warrants to purchase A Preference shares	—	—	224,019
	6,060,012	9,813,870	9,491,076

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

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our directors regarding the preparation and presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as a result of an exemption provided to emerging growth companies under the JOBS Act.

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

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 58 through 79 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

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

4.4

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and Visium Balanced Master Fund, Ltd. (Filed as Exhibit 4.1 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.5

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein (Filed as Exhibit 4.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.6	Form of Pre-Funded Warrant (Filed as Exhibit 4.3 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.7

Statement of Rights in relation to Preference Shares in the capital of Quotient Limited (Filed as Exhibit 4.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.1

Credit, Guaranty and Security Agreement, dated December 6, 2013, between Midcap Funding V, LLC and Quotient Biodiagnostics, Inc. (Filed as Exhibit 10.1 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2

Service Agreement, dated February 16, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Paul Cowan (Filed as Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.3

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit
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

Exhibit number	Description of exhibit
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

10.27

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.28

Warrant Agent Agreement, dated May 23, 2014, between Quotient Limited and Continental Stock Transfer & Trust Co. (Filed as Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-194390) on May 30, 2014 and incorporated herein by reference)

10.29

Letter dated July 17, 2014 relating to the settlement of a dispute related to an Asset Purchase Agreement dated July 26, 2007 between The Common Services Agency (acting through Scottish National Blood Transfusion Service) and Alba Bioscience Limited (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-K on November 13, 2014and incorporated herein by reference)

10.30

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and Visium Balanced Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.31

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.32

Contract Agreement, dated October 27, 2014, between Quotient Suisse SA and MW High Tech Projects UK Limited t/a SLL. (Filed as Exhibit 10.32 of our Registration Statement on Form S-1 (File No. 333-200938) on December 12, 2014 and incorporated herein by reference)

10.33

Subscription Agreement, dated January 29, 2015, between Quotient Limited and Ortho-Clinical Diagnostics Finco S.Á.R.L. (Filed as Exhibit 10.1 of our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.34+*	Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101#

The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.
*	Filed herewith.
+	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
#

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edinburgh, Scotland on June 1, 2015

QUOTIENT LIMITED

By:	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul Cowan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 1, 2015
Paul Cowan

/s/ Stephen Unger	Chief Financial Officer (Principal Financial Officer)	June 1, 2015
Stephen Unger

/s/ Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	June 1, 2015
Roland Boyd

/s/ Heino von Prondzynski	Director	June 1, 2015
Heino von Prondzynski

/s/ Thomas Bologna	Director	June 1, 2015
Thomas Bologna

/s/ Frederick Hallsworth	Director	June 1, 2015
Frederick Hallsworth

/s/ Brian McDonough	Director	June 1, 2015
Brian McDonough

/s/ Sarah O’Connor	Director	June 1, 2015
Sarah O’Connor

/s/ Zubeen Shroff	Director	June 1, 2015
Zubeen Shroff

/s/ John Wilkerson	Director	June 1, 2015
John Wilkerson

/s/ Stephen Unger	Authorized Representative in the United States	June 1, 2015
Stephen Unger