Form 10-Q
period 2015-06-30
Quotient Ltd
filed 2015-08-05
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No  ☒

As of July 31, 2015 there were 17,029,851 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,259	$37,525
Trade accounts receivable, net	2,214	1,808
Inventories	5,012	4,608
Prepaid expenses and other current assets	5,738	6,129
Total current assets	34,223	50,070
Property and equipment, net	38,083	29,733
Intangible assets, net	988	950
Other non-current assets	266	366
Total assets	$73,560	$81,119
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,844	$7,238
Accrued compensation and benefits	2,723	2,565
Accrued expenses and other current liabilities	7,532	8,787
Financial liability in respect of share warrants	29,209	31,011
Current portion of long-term debt	6,000	4,500
Current portion of lease incentive	452	435
Current portion of capital lease obligation	254	239
Total current liabilities	55,014	54,775
Long-term debt, less current portion	9,305	10,768
Lease incentive, less current portion	1,695	1,740
Capital lease obligation, less current portion	469	276
7% Cumulative redeemable preference shares	15,438	15,175
Total liabilities	81,921	82,734
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 17,028,915 and 17,020,574 issued and outstanding at June 30, 2015 and March 31, 2015 respectively;	84,584	84,525
Distribution in excess of capital	(6,316)	(6,684)
Accumulated other comprehensive loss	(2,121)	(5,102)
Accumulated deficit	(84,508)	(74,354)
Total shareholders' deficit	(8,361)	(1,615)
Total liabilities and shareholders' deficit	$73,560	$81,119

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30
	2015	2014
Revenue:
Product sales	$4,850	$5,267
Other revenues	—	650
Total revenue	4,850	5,917
Cost of revenue	(2,751)	(2,451)
Gross profit	2,099	3,466
Operating expenses:
Sales and marketing	(658)	(697)
Research and development, net of government grants	(6,810)	(3,685)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(337)	(226)
Other general and administrative expenses	(4,787)	(3,264)
Total general and administrative expense	(5,124)	(3,490)
Total operating expense	(12,592)	(7,872)
Operating loss	(10,493)	(4,406)
Other income (expense):
Interest expense, net	(797)	(534)
Change in financial liability for share warrants	1,771	3,579
Other, net	(635)	(1,255)
Other income, net	339	1,790
Loss before income taxes	(10,154)	(2,616)
Provision for income taxes	—	—
Net loss	$(10,154)	$(2,616)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$226	$(94)
Foreign currency gain	2,755	373
Other comprehensive income, net	2,981	279
Comprehensive loss	$(7,173)	$(2,337)
Net loss available to ordinary shareholders - basic and diluted	$(10,154)	$(2,616)
Loss per share - basic and diluted	$(0.60)	$(0.20)
Weighted-average shares outstanding - basic and diluted	17,025,631	12,838,085

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Distribution in excess	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	of capital	Loss	Deficit	Deficit
Balances, March 31, 2015	17,020,574	$84,525	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares upon exercise of incentive share options	4,313	24	—	—	—	24
Issue of shares upon exercise of warrants	4,028	35	31	—	—	66
Net loss	—	—	—	—	(10,154)	(10,154)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	226	—	226
Foreign currency translation gain	—	—	—	2,755	—	2,755
Other comprehensive loss	—	—	—	2,981	—	2,981
Stock-based compensation	—	—	337	—	—	337
Balances, June 30, 2015	17,028,915	$84,584	$(6,316)	$(2,121)	$(84,508)	$(8,361)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(10,154)	$(2,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	398	282
Share-based compensation	337	226
Amortization of lease incentive	(111)	(119)
Amortization of deferred debt issue costs	194	198
Accrued preference share dividends	263	—
Change in financial liability for share warrants	(1,771)	(3,579)
Net change in assets and liabilities:
Trade accounts receivable, net	(300)	(757)
Inventories	(134)	28
Accounts payable and accrued liabilities	(400)	(45)
Accrued compensation and benefits	8	(108)
Other assets	722	1,730
Net cash used in operating activities	(10,948)	(4,760)
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,894)	(4,920)
Net cash used in investing activities	(6,894)	(4,920)
FINANCING ACTIVITIES:
Proceeds from finance leases	177	91
Proceeds from issuance of ordinary shares	59	34,280
Net cash generated from financing activities	236	34,371
Effect of exchange rate fluctuations on cash and cash equivalents	1,340	94
Change in cash and cash equivalents	(16,266)	24,785
Beginning cash and cash equivalents	37,525	7,192
Ending cash and cash equivalents	$21,259	$31,977
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$344	$337

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2016 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007. As of June 30, 2015, it had an accumulated deficit of $84.5 million. It has expenditure plans in the year ending March 31, 2016 for the continuation of the development and commercialization of MosaiQ™ that are in excess of its current cash holdings. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating plans for the financial year ending March 31, 2016 reflect an expectation that substantially all of the outstanding warrants from the initial public offering, which expire on October 25, 2015, will be exercised before that date. In the longer term, the Company expects to fund its remaining development costs for MosaiQ™ from a combination of funding sources, including through the use of existing cash balances, the extension or expansion of its credit facilities and the issuance of new equity.  The Company’s Directors are confident that the warrants will be exercised and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the warrants will be exercised.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2015 and March 31, 2015, all cash and cash equivalents comprised readily accessible cash balances except for $326 at June 30, 2015 and $314 at March 31, 2015 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of June 30, 2015 and at March 31, 2015. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2015 and March 31, 2015. This customer represented 53% and 47% of the accounts receivable balances as of June 30, 2015 and March 31, 2015, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2015 and June 30, 2014. This customer represented 59% of total product sales for the both the quarter ended June 30, 2015 and the quarter ended June 30, 2014.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2015 and March 31, 2015.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2015 or June 30, 2014.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company has concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. The agreement also contains one further milestone of $650 payable upon fulfillment of $250 of cumulative orders of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized in the quarter ended June 30, 2014 when the sales target was achieved.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Compensation cost related to restricted stock units with a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Stock-based compensation cost for restricted stock units granted to non-employees is measured when the awards vest and the expense is recognized during the period the related services are rendered.

In determining the fair value of the stock-based compensation payments in respect of share options, the Company uses the Black–Scholes model and a single option award approach, which requires the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of the Company’s ordinary shares price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to options that will ultimately not complete their vesting requirements (forfeitures). The Company uses a barrier option pricing model to determine the grant date fair value of its multi-year performance related restricted stock unit awards. This requires the use of similar assumptions to the Black-Scholes model.

Note 3. Intangible Assets

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$3,095	$(3,095)	$—	—
Brands associated with acquired cell lines	638	(126)	512	32.1 years
Product licenses	750	(274)	476	6.3 years
Other intangibles	201	(201)	—	—
Total	$4,684	$(3,696)	$988

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,923	$(2,923)	$—	—
Brands associated with acquired cell lines	603	(115)	488	32.4 years
Product licenses	703	(241)	462	6.6 years
Other intangibles	190	(190)	—	—
Total	$4,419	$(3,469)	$950

Note 4. Debt

Long-term debt comprises:

	June 30, 2015	March 31, 2015
Total debt	$15,000	$15,000
Less current portion	(6,000)	(4,500)
Long-term debt	$9,000	$10,500
Fees due on final repayment of debt	487	487
Fair value of associated share warrant, net of amortization	(182)	(219)
	$9,305	$10,768

On December 9, 2013, the Company drew down $15,000 under a new secured credit facility agreement with MidCap Financial LLC. The facility is repayable over a four year period with no repayments until July 1, 2015 when the first of 30 equal monthly repayments is due. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable is the higher of the actual market rate from time to time or 2.0%.

At June 30, 2015, the outstanding debt is repayable as follows:

Within 1 year	$6,000
Between 1 and 2 years	6,000
Between 2 and 3 years	3,487
Total debt	$15,487

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2015	March 31, 2015
Raw materials	$1,313	$1,180
Work in progress	2,230	2,071
Finished goods	1,469	1,357
Total inventories	$5,012	$4,608

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2015	March 31, 2015

Plant and Machinery	$28,929	$21,688
Leasehold improvements	13,088	11,412
Total property and equipment	42,017	33,100
Less: accumulated depreciation	(3,934)	(3,367)
Total property and equipment, net	$38,083	$29,733

Depreciation expenses were $376 and $267 in the quarters ended June 30, 2015 and June 30, 2014 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2015	March 31, 2015

Salary and related benefits	$493	$300
Accrued vacation	245	165
Accrued payroll taxes	680	302
Accrued incentive payments	1,305	1,798
Total accrued compensation and benefits	$2,723	$2,565

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	March 31, 2015

Accrued legal and professional fees	$1,664	$3,758
Accrued interest	109	112
Goods received not invoiced	1,064	787
Accrued capital expenditure	519	972
Accrued development expenditure	3,149	2,110
Other accrued expenses	1,027	1,048
Total accrued expenses and other current liabilities	$7,532	$8,787

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to June 30, 2015 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into six forward exchange contracts to sell $300 and purchase pounds sterling at rates of between £1:$1.60 and £1:$1.50 in each calendar month through December 2015 as a hedge of its U.S. dollar denominated revenues.

Share warrants

As part of its initial public offering in April 2014 the Company issued 5 million warrants each to acquire 0.8 of an ordinary share for a price of $8.80 per whole share. Prior to June 30, 2015, there were 82,669 exercises of these warrants resulting in 4,917,331 remaining at June 30, 2015. The financial statements include a financial liability in respect of these warrants which is equal to the market price of the warrants at the end of each financial period.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$27	$—	$—	$27
Total assets measured at fair value	$27	$—	$—	$27

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Fair value of share warrants	29,209	—	—	29,209
Total liabilities measured at fair value	$29,209	$—	$—	$29,209

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$199	$—	$—	$199
Fair value of share warrants	31,011	—	—	31,011
Total liabilities measured at fair value	$31,210	$—	$—	$31,210

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31,2015	$31,011
Change in fair value of ordinary share warrants	(1,771)
Exercise of warrants	(31)
June 30, 2015	$29,209

Note 7. Ordinary Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2015	March 31, 2015	Par value
Ordinary shares	17,028,915	17,020,574	$—
Total	17,028,915	17,020,574	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
7% Cumulative Redeemable Preference shares	666,665	666,665	$23.15	$22.76
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted stock units (“MRSU’s”) and restricted stock units (“RSU’s”) issued under its share incentive plans. Share-based compensation expense amounted to $337 and $226 in the quarters ended June 30, 2015 and June 30, 2014, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	312,300	15.17	120
Exercised	(4,313)	5.56	—
Forfeited	(1,568)	10.43	—
Outstanding — June 30, 2015	1,514,537	$7.55	104
Exercisable —June 30, 2015	592,145	$3.87	97

The Company’s closing share price on June 30, 2015 was $14.79.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 20, 2015	312,300	$15.17	$15.17	$6.08

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

Fair value of ordinary shares. The fair value of the ordinary shares is based upon the closing price of the Company’s shares on NASDAQ on the last trading day prior to the date of grant.

Risk-Free Interest Rate. The risk-free interest rate is based on the US Treasury 10 year bond yield in effect at the time of grant.

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

May 20, 2015
Risk-free interest rate	2.29%
Expected lives (years)	3
Volatility	57.14%
Dividend yield	—
Grant date fair value (per share)	$15.17
Number granted	312,300

On May 20, 2015, the Company awarded 137,000 MRSU’s. These will vest if the volume weighted average price of the Company’s shares exceeds $60 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSU’s using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $6.09 per MRSU.  The Company also issued 10,000 RSU’s in the quarter ended June 30, 2015 which will vest over a two year period from the date of grant.

During the quarter ended September 30, 2014, the Company awarded 50,000 RSU’s to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant.

Note 9. Net Loss Per Share

In accordance with ASC 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method) and the warrants to acquire ordinary shares.

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended June 30,
	2015	2014
Numerator:
Net loss	$(10,154)	$(2,616)
Net loss available to ordinary shareholders - basic and diluted	$(10,154)	$(2,616)
Denominator:
Weighted-average shares outstanding - basic and diluted	17,025,631	12,838,085
Loss per share - basic and diluted	$(0.60)	$(0.20)

The following sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2015 and June 30, 2014 as their inclusion would have been anti-dilutive.

	June 30, 2015	June 30, 2014
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,514,537	1,300,082
Restricted stock units awarded, including the muti-year performance related restricted stock units	197,000	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	3,933,865	4,000,000
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	—
	6,559,402	5,364,082

Note 10. Subsequent Events

On August 3, 2015, the Company’s U.S. subsidiary entered into an amended agreement with MidCap Financial LLC (“MidCap”) to expand its existing secured term loan facility from $15 million to $30 million.  MidCap also agreed to make available additional credit facilities totaling $20.0 million.  The Company’s U.S. subsidiary and MidCap originally entered into a $15.0 million secured term loan facility on December 6, 2013, which had subsequently been paid down to $14.5 million as of August 3, 2015.  The Company received net proceeds in the aggregate amount of $14.8 million, which will be used for working capital purposes.

The initial secured loan of $30.0 million has a term of 48 months with interest only payments for the first 18 months and straight-line amortization of principal for the remaining 30 months.  Interest on the outstanding balance of the term credit facility is payable monthly in arrears at an annual rate of one-month LIBOR plus 6.7% subject to a LIBOR floor of 2.0%.  The loan is secured by all of the Company’s assets, including the equity of all of the Company’s subsidiaries.

The additional credit facilities, totaling $20 million, are subject to the Company obtaining European CE Mark for the MosaiQTM blood grouping consumable and the first commercial sale of the MosaiQTM blood grouping consumable in the European Union.

Pursuant to the amended agreement, the Company issued to MidCap a warrant (“MidCap Warrant”) to purchase 111,525 ordinary shares at an exercise price of $16.14 per ordinary share.  The MidCap Warrant is exercisable for a term of ten years and contains cashless exercise provisions and customary, share-based anti-dilution protection provisions.

The terms of the secured term loan facility contain various affirmative and negative covenants.  In particular, the Company is not permitted to allow net product revenue over a 12-month period to be lower than a range of minimum thresholds specified in the agreement. The testing dates are on the 15th of each month and the testing periods are the twelve full months ending one full calendar month preceding each testing date.  In addition, the Company shall maintain unrestricted cash and cash equivalents in an amount not less than $10 million as of the last day of each calendar month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 1, 2015.

The information set forth and discussed below for the quarter ended June 30, 2015 and June 30, 2014 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with over 271 employees in the United States, the United Kingdom and Switzerland. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 55% and 54% of total revenue during the quarters ended June 30, 2015 and June 30, 2014, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2015, we had an accumulated deficit of $84.5 million. We expect our operating losses will continue at least for the next two years as we continue our investment in the development and commercialization of MosaiQ™. For the quarter ended June 30, 2015, our total revenue was $4.9 million and our net loss was $10.2 million.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represents the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. Prior to June 30, 2015 there were exercises of 82,669 of these warrants resulting in the issue of 66,132 ordinary shares.  At June 30, 2015, 4,917,331 of these warrants remained outstanding and the market value of the warrants at June 30, 2015 was $29.2 million. We have recorded the decrease in the market value of the warrants since March 31, 2015 as income of $1.8 million within net other income (expense) in our income statement for the quarter ended June 30, 2015.

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

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 74% and 71% for the quarters ended June 30, 2015 and June 30, 2014, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 43% and 59% for the quarters ended June 30, 2015 and June 30, 2014, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 43% and 53% for the quarters ended June 30, 2015 and June 30, 2014, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes, which should improve our gross margin on product sales.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. In the year ended March 31, 2015 changes in UK tax legislation enabled our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

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

Net other income (expense) consists primarily of realized and unrealized gains and losses on foreign exchange and income or expense arising on the change in the fair value of our warrants.  Realized exchange fluctuations result from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity.

Results of Operations

Comparison of the Quarters ended June 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,850	100%	$5,267	89%	$(417)	-8%
Other revenues	—	0%	650	11%	(650)	0%
Total revenue	4,850	100%	5,917	100%	(1,067)	-18%
Cost of revenue	2,751	57%	2,451	41%	300	12%
Gross profit	2,099	43%	3,466	59%	(1,367)	-39%
Operating expenses:
Sales and marketing	658	14%	697	12%	(39)	-6%
Research and development	6,810	140%	3,685	62%	3,125	85%
General and administrative	5,124	106%	3,490	59%	1,634	47%
Total operating expenses	12,592	260%	7,872	133%	4,720	60%
Operating loss	(10,493)	-216%	(4,406)	-74%	(6,087)	138%
Other income (expense):
Interest expense, net	(797)	-16%	(534)	-9%	(263)	49%
Other, net	1,136	23%	2,324	39%	(1,188)	—
Total other income, net	339	7%	1,790	30%	(1,451)	—
Loss before income taxes	(10,154)	-209%	(2,616)	-44%	(7,538)	288%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(10,154)	-209%	$(2,616)	-44%	$(7,538)	288%

Revenue

Total revenue for the quarter ended June 30, 2015 decreased by 18% to $4.9 million, compared with $5.9 million for the quarter ended June 30, 2014. Product sales revenue decreased 7% to $4.9 million for the quarter ended June 30, 2015, compared with $5.3 million for the quarter ended June 30, 2014. The decrease was attributable to a $0.5 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers. During the quarter ended June 30, 2015, biomanufacturing capacity traditionally available for OEM production was allocated to the production of reagent antibodies for incorporation as assays on the MosaiQ™ blood grouping consumable. Products sold by standing purchase order were 74% of product sales for the quarter ended June 30, 2015, compared with 71% for the quarter ended June 30, 2014. Total revenue for the quarter ended June 30, 2014 also included revenue related to our product development services of $0.7 million.

The below table sets forth revenue by product group:

	Quarter ended June 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,430	71%	$3,806	64%	$(376)	-10%
Product sales - direct customers and distributors	1,420	29%	1,461	25%	(41)	-3%
Other revenues	—	0%	650	11%	(650)	0%
Total revenue	$4,850	100%	$5,917	100%	$(1,067)	-18%

OEM Sales. Product sales to OEM customers decreased 10% to $3.4 million for the quarter ended June 30, 2015, compared with $3.8 million for the quarter ended June 30, 2014. The decrease was attributable to the negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers. During the quarter ended June 30, 2015, biomanufacturing capacity traditionally available for OEM production was allocated to the production of reagent antibodies for incorporation as assays on the MosaiQ™ blood grouping consumable.

Direct Sales to Customers and Distributors. Direct product sales of $1.4 million for the quarter ended June 30, 2015 decreased by 3% compared to $1.5 million for the quarter ended June 30, 2014. Direct sales in the United States increased by 16%, which was primarily driven by sales of our reagent red blood cell products. Direct sales outside the United States decreased by 38% as a result of our decision to offer fewer products in Europe and the negative impact of a stronger U.S. dollar relative to the British Pound and Euro.

Other Revenues. Other revenues represent product development fees and there were no such revenues in the quarter ended June 30, 2015 compared with $0.7 million in the quarter ended June 30, 2014.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $2.8 million for the quarter ended June 30, 2015, compared with $2.5 million for the quarter ended June 30, 2014, reflecting growth in product sales volumes, higher shipping costs and incremental conventional reagent manufacturing costs. Gross profit on total revenue for the quarter ended June 30, 2015 was $2.1 million, a decrease of 39% when compared with $3.5 million in the quarter ended June 30, 2014. The decrease was mainly attributable to a $0.6 million decrease in other revenues and lower gross profit on product sales.

Excluding other revenues, gross profit on product sales in the quarter ended June 30, 2015 was $2.1 million, a decrease of 25% when compared with $2.8 million the quarter ended June 30, 2014. The decrease was attributable to the impact of adverse exchange rate movements, higher shipping costs and incremental conventional reagent manufacturing costs, which offset the positive impact of higher sales volumes.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 43% for the quarter ended June 30, 2015, compared with 59% for the quarter ended June 30, 2014. Gross margin on product sales decreased to 43% for the quarter ended June 30, 2015, compared with 53% for the quarters ended June 30, 2014. The gross margin for the quarter ended June 30, 2015 was affected by the impact of adverse exchange rate movements, higher shipping costs and incremental conventional reagent manufacturing costs.

Sales and marketing expenses

Sales and marketing expense was $0.7 million for the quarter ended June 30, 2015, compared with $0.7 million for the quarter ended June 30, 2014. As a percentage of total product sales, sales and marketing expenses were 14% for the quarter ended June 30, 2015, compared with 12% for the quarter ended June 30, 2014.

Research and development expenses

	Quarter ended June 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$6,263	129%	$3,248	55%	$3,015	93%
Other research and development	623	13%	442	7%	181	41%
Tax credits and grants	(76)	-2%	(5)	0%	(71)	—
Total research and development expenses	$6,810	140%	$3,685	62%	$3,125	85%

Research and development expenses increased by $3.1 million to $6.8 million for the quarter ended June 30, 2015, compared with $3.7 million for the quarter ended June 30, 2014. As a percentage of total revenue, research and development expenses increased to 140% for the quarter ended June 30, 2015, compared with 62% for the quarter ended June 30, 2014. This reflects incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 47% to $5.1 million for the quarter ended June 30, 2015, compared with $3.5 million for the quarter ended June 30, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $0.3 million of stock compensation expense in the quarter ended June 30, 2015 compared with $0.2 million in the quarter ended June 30, 2014. As a percentage of total revenue, general and administrative expenses increased to 106% for the quarter ended June 30, 2015, compared with 59% for the quarter ended June 30, 2014.

Other income (expense)

Net interest expense was $0.8 million for the quarter ended June 30, 2015, compared with $0.5 million for the quarter ended June 30, 2014. Interest expense in the quarters ended June 30, 2015 and June 30, 2014 includes interest charges on $15.0 million of borrowings from MidCap Financial LLC, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). In the quarter ended June 30, 2015, it also included $0.3 million of dividends accrued on the 7% preference shares issued to OCD on January 29, 2015. Other expense for the quarter ended June 30, 2015 included income of $1.8 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering.  It also included $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies. Other income for the quarter ended June 30, 2014 included $3.6 million of income related to the change in the fair value of the warrants issued at the time of our initial public offering offset by an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of ordinary share warrants, an expense of $0.4 million related to the settlement of a legal dispute and $0.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2015, the greatest impact of extra product shipments occurred in our first quarter, while the greatest impact thus far in fiscal 2016 has also occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the quarter ended June 30, 2015, we had a net loss of $10.2 million and the cash used in our operating activities during this period was $10.7 million. We incurred a net loss of $2.6 million and used $4.8 million of cash in our operations during the quarter ended June 30, 2014. As described under results of operations, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of June 30, 2015, we had an accumulated deficit of $84.5 million.

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

From our incorporation in 2012 to March 31, 2015, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $37.2 million of net proceeds from our initial public offering of our units. As of June 30, 2015, we had cash and cash equivalents of $21.3 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

Cash Flows for the Quarters Ended June 30, 2015 and 2014

Operating activities

Net cash used in operating activities was $10.9 million during the quarter ended June 30, 2015, which included net losses of $10.2 million and non-cash items of $0.7 million. Non-cash items were depreciation and amortization expense of $0.4 million, accrued preference share dividends of $0.3 million, share-based compensation expense of $0.3 million and amortization of deferred debt issue costs of $0.2 million offset by a change in the fair value of the liability in respect of share warrants of $1.8 million and amortization of lease incentives of $0.1 million. We also experienced a net cash inflow of $0.1 million from changes in operating assets and liabilities during the period, consisting primarily of a $0.7 million decrease in other assets, offset by a $0.4 million reduction in accounts payable and accrued liabilities, a $0.3 million increase in accounts receivable and a $0.1 million increase in inventories.

Net cash used in operating activities was $4.8 million during the quarter ended June 30, 2014, which included net losses of $2.6 million and non-cash items of $3.0 million. Non-cash items were depreciation and amortization expense of $0.3 million, amortization of deferred debt issue costs of $0.2 million, share-based compensation expense of $0.2 million, offset by amortization of lease incentives of $0.1 million and the change in the liability in respect of our ordinary share warrants of $3.6 million. We also experienced a net cash inflow of $0.8 million from changes in operating assets and liabilities during the period, consisting primarily of a $1.7 million reduction of other assets offset by a $0.8 million increase in accounts receivable and a $0.1 million reduction in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing activities

Net cash used in investing activities was $6.9 million and $4.9 million for the quarters ended June 30, 2015 and June 30, 2014, respectively. Purchases of property and equipment for the quarter ended June 30, 2015 were $6.9 million and included $6.3 million related to the MosaiQTM project and $0.6 million related to our conventional reagent business. Purchases of property and equipment for the quarter ended June 30, 2014 were $4.9 million and included $4.7 million related to the MosaiQTM project and $0.2 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $0.2 million during the quarter ended June 30, 2015, consisting of $0.1 million of proceeds from the exercise of options and warrants and $0.2 million of net capital lease receipts. Net cash provided by financing activities was $34.4 million during the quarter ended June 30, 2014, consisting primarily of share issuance net proceeds of $34.3 million from our initial public offering and $0.1 million of net capital lease receipts.

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

As of June 30, 2015, we had cash and cash equivalents of $21.3 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2015. There were no major changes in the nature of our contractual commitments between March 31, 2015 and June 30, 2015.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Intangible assets

The intangible assets included in our financial statements include intangible assets identified as at the time of the acquisition of the business of Alba Bioscience on August 31, 2007. At the time of this acquisition, we identified intangible assets related to customer relationships, master cell lines and certain other items, which include domain names and product trademarks. The customer relationships have been amortized over a five-year period, which resulted in them becoming fully amortized at August 31, 2012. The other items were amortized over a seven-year period from August 31, 2007, which resulted in them becoming fully amortized at August 31, 2014.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2015 or the years ended March 31, 2015, 2014 or 2013.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. Details of the assumptions used to value the various types of awards are set out in the notes to the financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

We have other considered recent accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

Cash and cash equivalents. At June 30, 2015, we had cash and cash equivalents of $21 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2015 we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.8 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2015 we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.0 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.0 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2015, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $13.8 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion $300,000 per month at a rate of $1.60 to £1 each month from July 2015 through September 2015 and $300,000 per month at a rate of $1.50 to £1 each month from October 2015 through December 2015. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2016, after taking account of the shelter provided by our hedging arrangements through December 2015. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

Financial liability related to warrants issued at the time of our initial public offering

We record a financial liability in our balance sheet relating to the warrants issued at the time of our initial public offering and we mark this liability to market based on the closing price of the warrants as quoted on NASDAQ at the end of each financial period.  Based on the closing price of the warrants on June 30, 2015 a 5% increase in the market value of our warrants would result in an increase in the financial liability and a non-cash expense of $1.5 million and a 5% decrease in the market value of the warrants would result in a reduction of the liability and non-cash income of the same amount.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On April 24, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-194390) in connection with our initial public offering.  As of March 31, 2015, we estimated that we had used all of the net proceeds from our initial public offering as follows:  approximately $24 million of the net proceeds on the conversion of the MosaiQTM manufacturing facility and the design and building of the initial manufacturing system for MosaiQTM consumables and approximately $9 million on development of the initial MosaiQTM consumables and instrument platform.

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

QUOTIENT LIMITED
Date: August 5, 2015	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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