Form 10-Q
period 2015-09-30
Quotient Ltd
filed 2015-11-04
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐    No  ☒

As of October 29, 2015 there were 20,961,292 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQTM;
•	the design of blood grouping and disease screening capabilities of MosaiQTM and the benefits of MosaiQTM for both customers and patients;
•	future demand for and customer adoption of MosaiQTM, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQTM;
•	the size of the market for MosaiQTM ;
•	the regulation of MosaiQTM by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•

our anticipated cash needs and our expected sources of funding, including the achievement of product development milestones, and our estimates regarding our capital requirements and capital expenditures; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$25,656	$37,525
Trade accounts receivable, net	2,123	1,808
Inventories	5,827	4,608
Prepaid expenses and other current assets	6,579	5,580
Total current assets	40,185	49,521
Property and equipment, net	43,305	29,733
Intangible assets, net	932	950
Total assets	$84,422	$80,204
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,025	$7,238
Accrued compensation and benefits	1,661	2,565
Accrued expenses and other current liabilities	4,410	8,787
Financial liability in respect of share warrants	9,880	31,011
Current portion of long-term debt	—	4,500
Current portion of lease incentive	434	435
Current portion of capital lease obligation	204	239
Total current liabilities	28,614	54,775
Long-term debt, less current portion	28,514	9,853
Lease incentive, less current portion	1,521	1,740
Capital lease obligation, less current portion	412	276
7% Cumulative redeemable preference shares	15,700	15,175
Total liabilities	74,761	81,819
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 18,551,947 and 17,020,574 issued and outstanding at September 30, 2015 and March 31, 2015 respectively;	97,876	84,525
Additional paid in (distribution in excess of) capital	4,425	(6,684)
Accumulated other comprehensive loss	(3,699)	(5,102)
Accumulated deficit	(88,941)	(74,354)
Total shareholders' equity (deficit)	9,661	(1,615)
Total liabilities and shareholders' equity (deficit)	$84,422	$80,204

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30		September 30
	2015	2014	2015	2014
Revenue:
Product sales	$4,273	$4,527	$9,123	$9,794
Other revenues	—	—	—	650
Total revenue	4,273	4,527	9,123	10,444
Cost of revenue	(2,124)	(2,706)	(4,875)	(5,157)
Gross profit	2,149	1,821	4,248	5,287
Operating expenses:
Sales and marketing	(774)	(609)	(1,432)	(1,306)
Research and development, net of government grants	(8,381)	(5,435)	(15,191)	(9,120)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(477)	(283)	(814)	(509)
Other general and administrative expenses	(5,488)	(3,715)	(10,275)	(6,979)
Total general and administrative expense	(5,965)	(3,998)	(11,089)	(7,488)
Total operating expense	(15,120)	(10,042)	(27,712)	(17,914)
Operating loss	(12,971)	(8,221)	(23,464)	(12,627)
Other income (expense):
Interest expense, net	(1,061)	(538)	(1,858)	(1,072)
Change in financial liability for share warrants	10,256	(2,595)	12,027	984
Other, net	(657)	(365)	(1,292)	(1,620)
Other income, net	8,538	(3,498)	8,877	(1,708)
Loss before income taxes	(4,433)	(11,719)	(14,587)	(14,335)
Provision for income taxes	—	—	—	—
Net loss	$(4,433)	$(11,719)	$(14,587)	$(14,335)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(17)	$(159)	$209	$(253)
Foreign currency gain	(1,561)	(1,865)	1,194	(1,492)
Other comprehensive income (loss), net	(1,578)	(2,024)	1,403	(1,745)
Comprehensive loss	$(6,011)	$(13,743)	$(13,184)	$(16,080)
Net loss available to ordinary shareholders - basic and diluted	$(4,433)	$(11,719)	$(14,587)	$(14,335)
Loss per share - basic and diluted	$(0.25)	$(0.82)	$(0.85)	$(1.06)
Weighted-average shares outstanding - basic and diluted	17,416,674	14,376,547	17,222,221	13,584,197

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in (Distribution in excess	Accumulated Other Comprehensive	Accumulated	Total Shareholders' Equity
	Shares	Amount	of) capital	Loss	Deficit	(Deficit)
Balances, March 31, 2015	17,020,574	$84,525	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares upon exercise of incentive share options and vesting of RSUs	17,899	33	—	—	—	33
Issue of shares upon exercise of warrants	1,513,474	13,318	9,105	—	—	22,423
Issue of warrants	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	(14,587)	(14,587)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	209	—	209
Foreign currency translation gain	—	—	—	1,194	—	1,194
Other comprehensive loss	—	—	—	1,403	—	1,403
Stock-based compensation	—	—	814	—	—	814
Balances, September 30, 2015	18,551,947	$97,876	$4,425	$(3,699)	$(88,941)	$9,661

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(14,587)	$(14,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	907	599
Share-based compensation	814	509
Amortization of lease incentive	(222)	(235)
Amortization of deferred debt issue costs	1,056	393
Accrued preference share dividends	525	—
Change in financial liability for share warrants	(12,027)	(984)
Net change in assets and liabilities:
Trade accounts receivable, net	(287)	(372)
Inventories	(1,125)	(35)
Accounts payable and accrued liabilities	233	1,496
Accrued compensation and benefits	(958)	(162)
Other assets	(832)	58
Net cash used in operating activities	(26,503)	(13,068)
INVESTING ACTIVITIES:
Purchase of property and equipment	(14,063)	(10,058)
Purchase of intangible assets	—	(197)
Net cash used in investing activities	(14,063)	(10,255)
FINANCING ACTIVITIES:
Proceeds from finance leases	126	338
Proceeds from drawdown of new debt, net of costs	14,297	—
Proceeds from issuance of ordinary shares	13,352	34,254
Net cash generated from financing activities	27,775	34,592
Effect of exchange rate fluctuations on cash and cash equivalents	922	(1,351)
Change in cash and cash equivalents	(11,869)	9,918
Beginning cash and cash equivalents	37,525	7,192
Ending cash and cash equivalents	$25,656	$17,110
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$789	$683

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2016 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $88.9 million as of September 30, 2015. At September 30, 2015 the Company had cash holdings of $25.7 million and had covenants in place with lenders to maintain cash holdings above $10 million. Since September 30, 2015, the Company has received proceeds of $21.2 million on the exercise of its IPO warrants (see note 6), which expired on October 26, 2015.  The Company has expenditure plans over the next fifteen months that exceed its current cash holdings, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations from a combination of funding sources, including through the use of existing cash balances, product sales, asset sales, the achievement of product development milestones, the extension or expansion of its credit facilities and the issuance of new equity. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2015 and March 31, 2015, all cash and cash equivalents comprised readily accessible cash balances except for $314 at both September 30, 2015 and March 31, 2015 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2015 and at March 31, 2015. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2015 and March 31, 2015. This customer represented 46% and 47% of the accounts receivable balances as of September 30, 2015 and March 31, 2015, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2015 and September 30, 2014. This customer represented 57% of total product sales for the the six month period ended September 30, 2015 and 54% for the six month period ended September 30, 2014.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2015 and March 31, 2015.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2015 or September 30, 2014.

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

Debt Issuance Costs

On September 30, 2015, the Company elected to adopt early the requirements of Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.   In view of the refinancing of the Company’s secured credit facility on August 3, 2015 (see note 4), the Company believes that it is preferable to adopt this presentation in the year of refinancing in order to reflect more accurately the assets of the Company and the substance of the financing arrangements.  Comparative financial statements of prior years have been adjusted to apply the new presentation retrospectively.   This had the effect of reducing “Prepaid expenses and other current assets” and “Other non-current assets at March 31, 2015 by $549 and $366, respectively, with a consequential reduction in “Long term debt, less current portion” of $915.   There has been no impact on the comparative Statements of comprehensive loss, Statement of changes in shareholders’ deficit or Statements of cash flows.

Note 3. Intangible Assets

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$2,986	$(2,986)	$—	—
Brands associated with acquired cell lines	616	(125)	491	31.9 years
Product licenses	723	(282)	441	6.1 years
Other intangibles	194	(194)	—	—
Total	$4,519	$(3,587)	$932

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$2,923	$(2,923)	$—	—
Brands associated with acquired cell lines	603	(115)	488	32.4 years
Product licenses	703	(241)	462	6.6 years
Other intangibles	190	(190)	—	—
Total	$4,419	$(3,469)	$950

Note 4. Debt

Long-term debt comprises:

	September 30, 2015	March 31, 2015
Total debt	$30,000	$15,000
Less current portion	—	(4,500)
Long-term debt	$30,000	$10,500
Deferred debt costs, net of amortization	(367)	(428)
Fair value of associated share warrant, net of amortization	(1,119)	(219)
	$28,514	$9,853

On August 3, 2015, the Company drew down $30,000 under a new secured credit facility agreement with MidCap Financial Trust. The facility is repayable over a four year period with no repayments until March 1, 2017 when the first of 30 equal monthly repayments is due. If the Company achieves CE Mark approvals for the MosaiQTM instrument and blood grouping consumable, the facility is repayable over a four year period with no repayments until September 1, 2017 when the first of 24 equal monthly repayments is due. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable is the higher of the actual market rate from time to time or 2.0%. Other expense for the quarter ended September 30, 2015 included $0.6 million of previously deferred fees that were expensed as a result of the expansion of the credit facility.

At September 30, 2015, the outstanding debt is repayable as follows:

Within 1 year	$—
Between 1 and 2 years	6,000
Between 2 and 3 years	12,000
Between 3 and 4 years	12,000
Total debt	$30,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2015	March 31, 2015
Raw materials	$1,974	$1,180
Work in progress	2,078	2,071
Finished goods	1,775	1,357
Total inventories	$5,827	$4,608

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2015	March 31, 2015

Plant and Machinery	$32,973	$21,688
Leasehold improvements	14,605	11,412
Total property and equipment	47,578	33,100
Less: accumulated depreciation	(4,273)	(3,367)
Total property and equipment, net	$43,305	$29,733

Depreciation expenses were $491 and $290 in the quarters ended September 30, 2015 and September 30, 2014 respectively and $867 and $557 in the six month periods ended September 30, 2015 and September 30, 2014 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2015	March 31, 2015
Salary and related benefits	$489	$300
Accrued vacation	187	165
Accrued payroll taxes	385	302
Accrued incentive payments	600	1,798
Total accrued compensation and benefits	$1,661	$2,565

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	March 31, 2015
Accrued legal and professional fees	$195	$3,758
Accrued interest	217	112
Goods received not invoiced	684	787
Accrued capital expenditure	—	972
Accrued development expenditure	2,401	2,110
Other accrued expenses	913	1,048
Total accrued expenses and other current liabilities	$4,410	$8,787

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to September 30, 2015 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three forward exchange contracts to sell $300 and purchase pounds sterling at £1:$1.50 in each calendar month through December 2015 as a hedge of its U.S. dollar denominated revenues.

Share warrants

As part of its initial public offering in April 2014 the Company issued 5 million warrants each to acquire 0.8 of an ordinary share for a price of $8.80 per whole share (“IPO warrants”). During the period from the initial public offering to September 30, 2015, 1,969,479 of these warrants were exercised resulting in 3,030,521 warrants remaining at September 30, 2015. The financial statements include a financial liability in respect of these warrants which is equal to the market price of the warrants at the end of each financial period.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$10	$—	$—	$10
Total assets measured at fair value	$10	$—	$—	$10

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—
Fair value of share warrants	9,880	—	—	9,880
Total liabilities measured at fair value	$9,880	$—	$—	$9,880

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$199	$—	$—	$199
Fair value of share warrants	31,011	—	—	31,011
Total liabilities measured at fair value	$31,210	$—	$—	$31,210

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31,2015	$31,011
Change in fair value of ordinary share warrants	(12,027)
Exercise of warrants	(9,104)
September 30, 2015	$9,880

Note 7. Ordinary Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2015	March 31, 2015	Par value
Ordinary shares	18,551,947	17,020,574	$—
Total	18,551,947	17,020,574	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
7% Cumulative Redeemable Preference shares	666,665	666,665	$23.55	$22.76
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted stock units (“MRSUs”) and restricted stock units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $814 and $509 in the six month periods ended September 30, 2015 and September 30, 2014, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	345,300	15.29	120
Exercised	(5,399)	6.14	—
Forfeited	(3,795)	10.64	—
Outstanding — September 30, 2015	1,544,224	$7.73	101
Exercisable —September 30, 2015	613,813	$3.91	94

The closing price of the Company’s Ordinary Shares on The NASDAQ Global Market on September 30, 2015 was $13.00.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 20, 2015	312,300	$15.17	$15.17	$6.08
August 5, 2015	8,000	$16.70	$16.70	$6.54
September 2, 2015	25,000	$16.34	$16.34	$6.52

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

Fair value of ordinary shares. The fair value of the ordinary shares is based upon the closing price of the Company’s shares on The NASDAQ Global Market on the last trading day prior to the date of grant.

Risk-Free Interest Rate. The risk-free interest rate is based on the US Treasury 10-year bond yield in effect at the time of grant.

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	May 20, 2015	August 5, 2015	September 2, 2015
Risk-free interest rate	2.29%	2.27%	2.18%
Expected lives (years)	3	3	3
Volatility	57.14%	55.67%	57.01%
Dividend yield	—	—	—
Grant date fair value (per share)	$15.17	$16.70	$16.34
Number granted	312,300	8,000	25,000

The Company awarded 137,000 MRSUs on May 20, 2015. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $60 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $6.09 per MRSU on May 20, 2015.  On September 2, 2015 the Company issued 25,000 RSUs which will vest if specific sales performance targets are met prior to December 31, 2022.  The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the sales performance targets are expected to be achieved.  The Company also issued 10,000 RSUs in the quarter ended May 20, 2015 and 9,867 RSUs on September 4, 2015, which vest over a two year period from the date of grant.

During the quarter ended September 30, 2014, the Company awarded 50,000 RSUs to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant. During the quarter ended September 30, 2015, 12,500 of these RSUs vested resulting in the issuance of 12,500 ordinary shares and at September 30, 2015, 37,500 of these RSUs remained outstanding.

Note 9. Net Loss Per Share

In accordance with ASC 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares and the ordinary shares issuable upon vesting of the MRSUs and RSUs.

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Six months ended
	September 30		September 30
	2015	2014	2015	2014
Numerator:
Net loss	$(4,433)	$(11,719)	$(14,587)	$(14,335)
Net loss available to ordinary shareholders - basic and diluted	$(4,433)	$(11,719)	$(14,587)	$(14,335)
Denominator:
Weighted-average shares outstanding - basic and diluted	17,416,674	14,376,547	17,222,221	13,584,197
Loss per share - basic and diluted	$(0.25)	$(0.82)	$(0.85)	$(1.06)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2015 and September 30, 2014 as their inclusion would have been anti-dilutive.

	September 30, 2015	September 30, 2014
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,544,224	1,320,482
Restricted stock units awarded, including the multi-year performance related restricted stock units	219,367	50,000
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	2,424,416	4,000,000
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	—
	5,213,532	5,434,482

Note 10. Subsequent Events

Exercise of IPO Warrants

Between September 30, 2015 and October 26, 2015, there were exercises of 3,011,573 of the IPO warrants. The remaining 18,948 warrants which had not been exercised expired on October 26, 2015.  This resulted in the issue of 2,409,245 ordinary shares, cash receipts of $21.2 million, a reduction in the financial liability in respect of the warrants in the balance sheet of $9.9 million and an increase in shareholders’ equity of $31.1 million subsequent to September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 1, 2015.

The information set forth and discussed below for the quarters and six month periods ended September 30, 2015 and September 30, 2014 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Our Business

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and serological disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification. Serological disease screening involves the screening of donor blood for unwanted pathogens.

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ™ will initially comprise two separate consumables, one for blood grouping and one for serological disease screening, and a high-throughput instrument. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We operate as one business segment with 298 employees in the United States, the United Kingdom and Switzerland as of September 30, 2015. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 54% and 56% of total revenue during the six month periods ended September 30, 2015 and September 30, 2014, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2015, we had an accumulated deficit of $88.9 million. We expect our operating losses will continue at least for the next two years as we continue our investment in the development and commercialization of MosaiQ™. For the six month period ended September 30, 2015, our total revenue was $9.1 million and our net loss was $14.6 million.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represents the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. During the period from our initial public offering to September 30, 2015, 1,969,479 of these warrants were exercised resulting in the issuance of 1,575,578 ordinary shares.  At September 30, 2015, 3,030,521 of these warrants remained outstanding and the market value of the warrants at September 30, 2015 was $9.9 million.  We have recorded the decrease in the market value of the warrants since March 31, 2015 as income of $12.0 million within net other income (expense) in our income statement for the six month period ended September 30, 2015.  Since September 30, 2015, an additional 3,011,573 of these warrants were exercised resulting in the issuance of an additional 2,409,245 ordinary shares, and the 18,948 remaining warrants that were not exercised expired on October 26, 2015.

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

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 73% and 71% for the six month periods ended September 30, 2015 and September 30, 2014, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 47% and 51% for the six month periods ended September 30, 2015 and September 30, 2014, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 47% and 47% for the six month periods ended September 30, 2015 and September 30, 2014, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel costs related to our sales activities. These expenses also include direct and indirect costs associated with our product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. In the year ended March 31, 2015 changes in UK tax legislation enabled our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We expect overall research and development expense to decrease in absolute U.S. Dollars following completion of the development of MosaiQ™.

Our general and administrative expenses include costs for our executive, accounting and finance, legal, corporate development, information technology and human resources functions. We expense all general and administrative expenses as incurred. These expenses consist principally of salaries, bonuses and employee benefits for the personnel performing these functions, including travel costs. These expenses also include share-based compensation, professional service fees (such as audit, tax and legal fees), costs related to our Board of Directors, and general corporate overhead costs, which includes depreciation and amortization. We expect our general and administrative expenses to increase as our business develops and also due to the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums and expenses for investor relations.

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

Results of Operations

Comparison of the Quarters ended September 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,273	100%	$4,527	100%	$(254)	-6%
Other revenues	—	0%	—	0%	—	0%
Total revenue	4,273	100%	4,527	100%	(254)	-6%
Cost of revenue	2,124	50%	2,706	60%	(582)	-22%
Gross profit	2,149	50%	1,821	40%	328	18%
Operating expenses:
Sales and marketing	774	18%	609	13%	165	27%
Research and development	8,381	196%	5,435	120%	2,946	54%
General and administrative	5,965	140%	3,998	88%	1,967	49%
Total operating expenses	15,120	354%	10,042	222%	5,078	51%
Operating loss	(12,971)	-304%	(8,221)	-182%	(4,750)	58%
Other income (expense):
Interest expense, net	(1,061)	-25%	(538)	-12%	(523)	97%
Other, net	9,599	225%	(2,960)	-65%	12,559	—
Total other income, net	8,538	200%	(3,498)	-77%	12,036	—
Loss before income taxes	(4,433)	-104%	(11,719)	-259%	7,286	-62%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(4,433)	-104%	$(11,719)	-259%	$7,286	-62%

Revenue

Total revenue and product sales for the quarter ended September 30, 2015 decreased by 6% to $4.3 million, compared with $4.5 million for the quarter ended September 30, 2014. The decrease was mainly attributable to a $0.2 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers. Products sold by standing purchase order were 71% of product sales for the quarter ended September 30, 2015, compared with 70% for the quarter ended September 30, 2014.

The below table sets forth revenue by product group:

	Quarter ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$2,784	65%	$3,116	69%	$(332)	-11%
Product sales - direct customers and distributors	1,489	35%	1,411	31%	78	6%
Other revenues	—	0%	—	0%	—	0%
Total revenue	$4,273	100%	$4,527	100%	$(254)	-6%

OEM Sales. Product sales to OEM customers decreased 11% to $2.8 million for the quarter ended September 30, 2015, compared with $3.1 million for the quarter ended September 30, 2014. The decrease was attributable to the negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers.

Direct Sales to Customers and Distributors. Direct product sales of $1.5 million for the quarter ended September 30, 2015 increased by 6% compared to $1.4 million for the quarter ended September 30, 2014. Direct sales in the United States decreased by 1%, which was primarily attributable to the timing of standing orders for our reagent red blood cell products within the first two quarters of fiscal 2016 and 2015. Direct sales outside the United States increased by 26%, despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues represent product development fees and there were no such revenues in the quarter ended September 30, 2015 or in the quarter ended September 30, 2014.

Cost of revenue and gross margin

Cost of revenue decreased by 22% to $2.1 million for the quarter ended September 30, 2015, compared with $2.7 million for the quarter ended September 30, 2014. The decrease was attributable to foreign exchange effects and efficiencies in our manufacturing operations, primarily achieved through increased production volumes.

Gross profit on total revenue for the quarter ended September 30, 2015 was $2.1 million, an increase of 18% when compared with $1.8 million in the quarter ended September 30, 2014. The increase was attributable to the lower cost of revenue in the quarter ended September 30, 2015. Gross margin, which represents gross profit expressed as a percentage of revenue, was 50% for the quarter ended September 30, 2015, compared with 40% for the quarter ended September 30, 2014.

Sales and marketing expenses

Sales and marketing expense was $0.8 million for the quarter ended September 30, 2015, compared with $0.6 million for the quarter ended September 30, 2014. As a percentage of total product sales, sales and marketing expenses were 18% for the quarter ended September 30, 2015, compared with 13% for the quarter ended September 30, 2014.

Research and development expenses

	Quarter ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$7,904	185%	$5,179	114%	$2,725	53%
Other research and development	570	13%	554	12%	16	3%
Tax credits and grants	(93)	-2%	(298)	-7%	205	—
Total research and development expenses	$8,381	196%	$5,435	120%	$2,946	54%

Research and development expenses increased by $2.9 million to $8.4 million for the quarter ended September 30, 2015, compared with $5.4 million for the quarter ended September 30, 2014. As a percentage of total revenue, research and development expenses increased to 196% for the quarter ended September 30, 2015, compared with 120% for the quarter ended September 30, 2014.  This reflects incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures.

General and administrative expenses

General and administrative expenses increased by 49% to $6.0 million for the quarter ended September 30, 2015, compared with $4.0 million for the quarter ended September 30, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $0.5 million of stock compensation expense in the quarter ended September 30, 2015 compared with $0.3 million in the quarter ended September 30, 2014. As a percentage of total revenue, general and administrative expenses increased to 140% for the quarter ended September 30, 2015, compared with 88% for the quarter ended September 30, 2014.

Other income (expense)

Net interest expense was $1.1 million for the quarter ended September 30, 2015, compared with $0.5 million for the quarter ended September 30, 2014. Interest expense in the quarters ended September 30, 2015 and September 30, 2014 included interest charges on our borrowings from MidCap Financial, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the quarter ended September 30, 2014. Borrowings from July 1, 2015 to August 3, 2015 were $14.5 million and then increased to $30.0 million as a result of the increase in our secured credit facility. In the quarter ended September 30, 2015, net interest expense also included $0.3 million of dividends accrued on the 7% preference shares issued to OCD on January 29, 2015.

Other income for the quarter ended September 30, 2015 included income of $10.3 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering offset by $0.6 million of previously deferred fees that were expensed as a result of the expansion of our credit facility.

Other expense for the quarter ended September 30, 2014 included $2.6 million of expense related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering and $0.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of the six month periods ended September 30, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$9,123	100%	$9,794	94%	$(671)	-7%
Other revenues	—	0%	650	6%	(650)	-100%
Total revenue	9,123	100%	10,444	100%	(1,321)	-13%
Cost of revenue	4,875	53%	5,157	49%	(282)	-5%
Gross profit	4,248	47%	5,287	51%	(1,039)	-20%
Operating expenses:
Sales and marketing	1,432	16%	1,306	13%	126	10%
Research and development	15,191	167%	9,120	87%	6,071	67%
General and administrative	11,089	122%	7,488	72%	3,601	48%
Total operating expenses	27,712	304%	17,914	172%	9,798	55%
Operating (loss)	(23,464)	-257%	(12,627)	-121%	(10,837)	86%
Other expense:
Interest expense, net	(1,858)	-20%	(1,072)	-10%	(786)	73%
Other, net	10,735	118%	(636)	-6%	11,371	—
Total other expense, net	8,877	97%	(1,708)	-16%	10,585	-620%
Loss before income taxes	(14,587)	-160%	(14,335)	-137%	(252)	2%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(14,587)	-160%	$(14,335)	-137%	$(252)	2%

Revenue

Total revenue for the six month period ended September 30, 2015 decreased by 13% to $9.1 million, compared with $10.4 million for the six month period ended September 30, 2014. Product sales revenue decreased 7% to $9.1 million for the six month period ended September 30, 2015, compared with $9.8 million for the six month period ended September 30, 2014.The decrease was attributable to a $0.7 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers. Products sold by standing purchase order were 73% of product sales for the six month period ended September 30, 2015, compared with 71% for the six month period ended September 30, 2014. Total revenue for the six month period ended September 30, 2014 also included revenue related to our product development services of $0.7 million.

The below table sets forth revenue by product group:

	Six months ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$6,214	68%	$6,922	66%	$(708)	-10%
Product sales - direct customers and distributors	2,909	32%	2,872	27%	37	1%
Other revenues	—	0%	650	6%	(650)	-100%
Total revenue	$9,123	100%	$10,444	100%	$(1,321)	-13%

OEM Sales. Product sales to OEM customers decreased 10% to $6.2 million for the six month period ended September 30, 2015, compared with $6.9 million for the six month period ended September 30, 2014. The decrease was attributable to the negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers.

Direct Sales to Customers and Distributors. Direct product sales of $2.9 million for the six month period ended September 30, 2015 increased by 1% compared to $2.9 million for the six month period ended September 30, 2014. Direct sales in the United States increased by 7%, which was primarily driven by sales of our reagent red blood cell products. Direct sales outside the United States decreased by 12% compared with the six months ended September 30, 2014, due to our decision to offer fewer products in Europe.

Other Revenues. Other revenues represent product development fees and there were no such revenues in the six month period ended September 30, 2015 compared with $0.7 million in the six month period ended September 30, 2014.

Cost of revenue and gross margin

Cost of revenue decreased by 5% to $4.9 million for the six month period ended September 30, 2015, compared with $5.3 million for the six month period ended September 30, 2014. The decrease was attributable to foreign exchange effects and efficiencies in our manufacturing operations, primarily achieved through increased production volumes.

Gross profit on total revenue for the six month period ended September 30, 2015 was $4.2 million, a decrease of 20% when compared with $5.3 million in the six month period ended September 30, 2014. The decrease was mainly attributable to a $0.7 million decrease in other revenues and lower product sales revenues, which more than offset the decrease in cost of revenue. Gross margin, which represents gross profit expressed as a percentage of total revenue, was 47% for the six month period ended September 30, 2015, compared with 53% for the six month period ended September 30, 2014.

Excluding other revenues, gross profit on product sales in the six month period ended September 30, 2015 was $4.2 million, a decrease of 8% when compared with $4.6 million in the six month period ended September 30, 2014. The decrease was attributable to lower product sales revenues, which more than offset the decrease in cost of revenue. Gross margin on product sales was 47% for the six month period ended September 30, 2015, which was in line with 47% for the six month period ended September 30, 2014.

Sales and marketing expenses

Sales and marketing expense was $1.4 million for the six month period ended September 30, 2015, compared with $1.3 million for the six month period ended September 30, 2014. As a percentage of total product sales, sales and marketing expenses were 16% for the six month period ended September 30, 2015, compared with 13% for the six month period ended September 30, 2014.

Research and development expenses

	Six months ended September 30,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$14,166	155%	$8,427	81%	$5,739	68%
Other research and development	1,193	13%	996	10%	197	20%
Tax credits and grants	(168)	-2%	(303)	-3%	135	-45%
Total research and development expenses	$15,191	167%	$9,120	87%	$6,071	67%

Research and development expenses increased by $6.1 million to $15.2 million for the six month period ended September 30, 2015, compared with $9.1 million for the six month period ended September 30, 2014. As a percentage of total revenue, research and development expenses increased to 167% for the six month period ended September 30, 2015, compared with 87% for the six month period ended September 30, 2014. This reflects incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures.

General and administrative expenses

General and administrative expenses increased by 48% to $11.1million for the six month period ended September 30, 2015, compared with $7.5 million for the six month period ended September 30, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $0.8 million of stock compensation expense in the six month period ended September 30, 2015 compared with $0.5 million in the six month period ended September 30, 2014. As a percentage of total revenue, general and administrative expenses increased to 122% for the six month period ended September 30, 2015, compared with 72% for the six month period ended September 30, 2014.

Other income (expense)

Net interest expense was $1.9 million for the six month period ended September 30, 2015, compared with $1.1 million for the six month period ended September 30, 2014. Interest expense in the six month periods ended September 30, 2015 and September 30, 2014 included interest charges on our borrowings from MidCap Financial, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the six months ended September 30, 2014. Borrowings from July 1, 2015 to August 3, 2015 were $14.5 million and then increased to $30.0 million as a result of the increase in our secured credit facility. In the six month period ended September 30, 2015, net interest expense also included $0.5 million of dividends accrued on the 7% preference shares issued to OCD on January 29, 2015.

Other income for the six month period ended September 30, 2015 included income of $12.0 million related to the change in the fair value in the six month period of the warrants issued at the time of our initial public offering offset by $0.7 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.6 million of previously deferred fees that were expensed as a result of the expansion of our credit facility.

Other expense for the six month period ended September 30, 2014 included income of $1.0 million related to the change in the fair value of the warrants issued at the time of our initial public offering. It also included $0.6 million of fees related to our initial public offering that were attributable to the issuance of these warrants, an expense of $0.4 million related to the settlement of a legal dispute and $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the six month period ended September 30, 2015, we had a net loss of $14.6 million and the cash used in our operating activities during this period was $26.5 million. During the six month period ended September 30, 2014, we incurred a net loss of $14.3 million and used $13.1 million of cash in our operating activities. During each period, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of September 30, 2015, we had an accumulated deficit of $89.1 million.

On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. Other costs of the offering, apart from underwriting discounts and commissions, were $3.6 million. The warrants were exercisable at a price of $8.80 per ordinary share until October 26, 2015. As of September 30, 2015, we had raised cash proceeds of $13.9 million from the exercise of these warrants. Since September 30, 2015 we have raised a further $21.2 million from exercises completed prior to the expiration of the warrants.

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

On August 3, 2015, we entered into an amended agreement with MidCap Financial Trust to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap Financial Trust also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. The amended facility agreement with MidCap Financial Trust includes a covenant to maintain cash balances above $10 million.

As of September 30, 2015, we had cash and cash equivalents of $25.7 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We expect to fund our operations from a combination of funding sources, including through the use of existing cash balances, product sales, asset sales, the achievement of product development milestones, the extension or expansion of credit facilities and the issuance of new equity. However, there can be no assurance that these funding sources will be available to us.

Cash Flows for the Six Month Periods Ended September 30, 2015 and 2014

Operating activities

Net cash used in operating activities was $26.5 million during the six month period ended September 30, 2015, which included net losses of $14.6 million and non-cash items of $8.9 million. Non-cash items were depreciation and amortization expense of $0.9 million, accrued preference share dividends of $0.5 million, share-based compensation expense of $0.8 million and amortization of deferred debt issue costs of $1.1 million, offset by a change in the fair value of the liability in respect of share warrants of $12.0 million and amortization of lease incentives of $0.2 million. We also experienced a net cash outflow of $3.0 million from changes in operating assets and liabilities during the period, consisting of a $0.3 million increase in accounts receivable, a $1.1 million increase in inventories, a $1.0 million reduction in accrued compensation and benefits and a $0.8 million increase in other assets, offset by a $0.2 million reduction in accounts payable and accrued liabilities,.

Net cash used in operating activities was $13.1 million during the six month period ended September 30, 2014, which included net losses of $14.3 million and non-cash items of $0.3 million. Non-cash items were depreciation and amortization expense of $0.6 million, amortization of deferred debt issue costs of $0.4 million, share-based compensation expense of $0.5 million, offset by amortization of lease incentives of $0.2 million and the change in the liability in respect of our ordinary share warrants of $1.0 million. We also experienced a net cash inflow of $1.0 million from changes in operating assets and liabilities during the period, consisting of a $1.5 million increase in accounts payable and accrued liabilities and a $0.1 million decrease in other assets offset by a $0.4 million increase in accounts receivable and a $0.2 million reduction in accrued compensation and benefits.

Investing activities

Net cash used in investing activities was $14.1 million and $10.3 million for the six month periods ended September 30, 2015 and September 30, 2014, respectively. Purchases of property and equipment for the six month period ended September 30, 2015 were $14.1 million and included $12.5 million related to the MosaiQTM project and $1.6 million related to our conventional reagent business. Purchases of property and equipment for the six month period ended September 30, 2014 were $10.1 million and included $9.8 million related to the MosaiQTM project and $0.3 million related to our conventional reagent business. Purchases of intangible assets related to our conventional reagent business for the six month period ended September 30, 2014 were $0.2 million.

Financing activities

Net cash provided by financing activities was $27.8 million during the six month period ended September 30, 2015, consisting of $13.4 million of proceeds from the exercise of options and warrants, $14.3 million from an increase in our secured credit facility and $0.1 million of net capital lease receipts. Net cash provided by financing activities was $34.6 million during the six month period ended September 30, 2014, consisting of share issuance net proceeds of $34.3 million from our initial public offering and $0.3 million of net capital lease receipts.

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

As of September 30, 2015, we had cash and cash equivalents of $25.7 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2015. On August 3, 2015, we entered into an amended agreement with MidCap Financial Trust to expand our existing secured term loan facility from $15.0 million to $30.0 million. Unless repaid sooner, as at September 30, 2015, the aggregate amount that will become due under the amended agreement with MidCap, inclusive of interest, is $38.2 million, with $2.6 million due in less than 1 year, $22.8 million due in 1to 3 years, $12.8 million due in 3 to 5 years and $0 due after 5 years. Other than the entry into this amended agreement, there were no major changes in the nature of our contractual obligations and commitments between March 31, 2015 and September 30, 2015.

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

While our significant accounting policies are described in more detail in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to ensure that our revenue recognition is in accordance with applicable accounting standards, including ASC Topic No. 605. In recent years, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that we will earn product development revenues when milestones are achieved, the nature of the milestones have been such that they effectively represent full completion of a particular part of a development program. As a result, we typically fully recognize milestone-related revenues as the milestones are achieved in accordance with applicable accounting standards.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2015 or the years ended March 31, 2015, 2014 or 2013.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. Details of the assumptions used to value the various types of awards are set out in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. This ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

We have considered other recent accounting pronouncements and determined that they are either not applicable to our business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

Cash and cash equivalents. At September 30, 2015, we had cash and cash equivalents of $25.7 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Term loan facility. We currently have term debt of $30.0 million drawn under a term loan facility with MidCap Financial LLC. The term loan carries a variable interest rate of 6.7% above LIBOR, with a LIBOR floor of 2.00%. If there is a rise in LIBOR interest rates above 2.00%, our debt service obligation would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. Assuming no change in our debt obligations from the amount drawn down under the term loan, a hypothetical one percentage point change in underlying variable rates would not currently change our annual interest expense and cash flow from operations.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2015 we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.8 million. Based on our assets and liabilities held in Swiss Francs at September 30, 2015 we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $0.7 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $0.7 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2015, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $13.8 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. These contracts provide for the conversion of $300,000 per month at a rate of $1.50 to £1 each month from October 2015 through December 2015. Based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.6 million in the year ending March 31, 2016, after taking account of the shelter provided by our hedging arrangements through December 2015. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.6 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

Financial liability related to warrants issued at the time of our initial public offering

We record a financial liability in our balance sheet relating to the warrants issued at the time of our initial public offering and we mark this liability to market based on the closing price of the warrants as quoted on The NASDAQ Global Market at the end of each financial period.  Based on the closing price of the warrants on September 30, 2015 a 5% increase in the market value of our warrants would result in an increase in the financial liability and a non-cash expense of $0.5 million and a 5% decrease in the market value of the warrants would result in a reduction of the liability and non-cash income of the same amount.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the expansion of our credit facility with MidCap, on August 3, 2015, we issued to MidCap, a warrant (“MidCap Warrant”) to purchase 111,525 new ordinary shares at an exercise price of $16.14 per ordinary share.  In connection with the subsequent syndication of the MidCap Facility, on September 25, 2015, MidCap transferred certain of the purchase rights represented by the MidCap Warrant to the other lenders under the facility. Our current report on Form 8-K regarding the expansion of the MidCap

Facility and the issuance of the MidCap Warrant filed with the SEC on August 7, 2015 and our current report on Form 8-K regarding the syndication of the MidCap Facility and the transfer of the MidCap Warrant filed with the SEC on October 1, 2015 are incorporated by reference herein in their entirety.

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

QUOTIENT LIMITED
Date: November 4, 2015	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
4.1	MidCap warrant to purchase 111,525 Ordinary Shares. (Filed as exhibit 4.1 of our Current Report on 8-K on August 7, 2015 and incorporated herein by reference).
4.2	Warrant in favor of MidCap to purchase 66,915 Ordinary Shares. (Filed as exhibit 4.1 of our Current Report on 8-K on October 1, 2015 and incorporated herein by reference).
4.3	Warrant in favor of Oxford to purchase 26,023 Ordinary Shares. (Filed as exhibit 4.2 of our Current Report on 8-K on October 1, 2015 and incorporated herein by reference).
4.4	Warrant in favor of Oxford to purchase 14,126 Ordinary Shares. (Filed as exhibit 4.3 of our Current Report on 8-K on October 1, 2015 and incorporated herein by reference).
4.5	Warrant in favor of Flexpoint to purchase 4,461 Ordinary Shares. (Filed as exhibit 4.4 of our Current Report on 8-K on October 1, 2015 and incorporated herein by reference).
10.1

Amended and Restated Credit, Security and Guaranty Agreement, dated August 3, 2015 among Quotient Biodiagnostics, Inc., MidCap Financial Trust, as administrative agent, the other Credit Parties party thereto, and the Lenders from time to time party thereto (the "MidCap 2015 Facility").

10.2	Amendment No.1 and Joinder to the MidCap 2015 Facility, dated September 10, 2015.
10.3	Amendment No.2 to the MidCap 2015 Facility, dated September 25, 2015.
10.4+	Second Amendment to the STRATEC Development Agreement, dated March 3, 2014 between STRATEC Biomedical AG and Quotient QS IP Ltd, dated August 25, 2015.
31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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