Form 10-Q
period 2015-12-31
Quotient Ltd
filed 2016-02-10
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes  ☐    No  ☒

As of February 10, 2016 there were 25,408,950 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,061	$37,525
Trade accounts receivable, net	1,479	1,808
Inventories	7,812	4,608
Prepaid expenses and other current assets	6,305	5,580
Total current assets	39,657	49,521
Property and equipment, net	48,944	29,733
Intangible assets, net	952	950
Total assets	$89,553	$80,204
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,241	$7,238
Accrued compensation and benefits	1,777	2,565
Accrued expenses and other current liabilities	3,992	8,787
Financial liability in respect of share warrants	—	31,011
Current portion of long-term debt	—	4,500
Current portion of lease incentive	426	435
Current portion of capital lease obligation	168	239
Total current liabilities	15,604	54,775
Long-term debt, less current portion	28,689	9,853
Lease incentive, less current portion	1,383	1,740
Capital lease obligation, less current portion	1,794	276
7% Cumulative redeemable preference shares	15,963	15,175
Total liabilities	63,433	81,819
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 20,964,405 and 17,020,574 issued and outstanding at December 31, 2015 and March 31, 2015 respectively;	119,078	84,525
Additional paid in (distribution in excess of) capital	11,040	(6,684)
Accumulated other comprehensive loss	(5,279)	(5,102)
Accumulated deficit	(98,719)	(74,354)
Total shareholders' equity (deficit)	26,120	(1,615)
Total liabilities and shareholders' equity (deficit)	$89,553	$80,204

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31		December 31
	2015	2014	2015	2014
Revenue:
Product sales	$4,354	$3,962	$13,477	$13,756
Other revenues	—	100	—	750
Total revenue	4,354	4,062	13,477	14,506
Cost of revenue	(2,225)	(2,204)	(7,100)	(7,361)
Gross profit	2,129	1,858	6,377	7,145
Operating expenses:
Sales and marketing	(918)	(789)	(2,350)	(2,095)
Research and development, net of government grants	(6,931)	(4,453)	(22,122)	(13,573)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(566)	(305)	(1,380)	(814)
Other general and administrative expenses	(6,493)	(3,638)	(16,768)	(10,617)
Total general and administrative expense	(7,059)	(3,943)	(18,148)	(11,431)
Total operating expense	(14,908)	(9,185)	(42,620)	(27,099)
Operating loss	(12,779)	(7,327)	(36,243)	(19,954)
Other income (expense):
Interest expense, net	(1,134)	(541)	(2,992)	(1,613)
Change in financial liability for share warrants	3,830	(34,565)	15,857	(33,581)
Other, net	305	130	(987)	(1,490)
Other income (expense), net	3,001	(34,976)	11,878	(36,684)
Loss before income taxes	(9,778)	(42,303)	(24,365)	(56,638)
Provision for income taxes	—	—	—	—
Net loss	$(9,778)	$(42,303)	$(24,365)	$(56,638)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(89)	$(35)	$120	$(288)
Foreign currency loss	(1,491)	(1,219)	(297)	(2,711)
Other comprehensive loss, net	(1,580)	(1,254)	(177)	(2,999)
Comprehensive loss	$(11,358)	$(43,557)	$(24,542)	$(59,637)
Net loss available to ordinary shareholders - basic and diluted	$(9,778)	$(42,303)	$(24,365)	$(56,638)
Loss per share - basic and diluted	$(0.48)	$(2.80)	$(1.33)	$(3.95)
Weighted-average shares outstanding - basic and diluted	20,398,132	15,101,441	18,284,708	14,352,476

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in (Distribution in excess of)	Accumulated Other Comprehensive	Accumulated	Total Shareholders' Equity
	Shares	Amount	capital	Loss	Deficit	(Deficit)
Balances, March 31, 2015	17,020,574	$84,525	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares upon exercise of incentive share options and vesting of RSUs	21,112	40	—	—	—	40
Issue of shares upon exercise of warrants	3,922,719	34,513	15,154	—	—	49,667
Issue of warrants	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	(24,365)	(24,365)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	120	—	120
Foreign currency translation loss	—	—	—	(297)	—	(297)
Other comprehensive loss	—	—	—	(177)	—	(177)
Stock-based compensation	—	—	1,380	—	—	1,380
Balances, December 31, 2015	20,964,405	$119,078	$11,040	$(5,279)	$(98,719)	$26,120

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(24,365)	$(56,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,573	938
Share-based compensation	1,380	814
Amortization of lease incentive	(327)	(345)
Amortization of deferred debt issue costs	1,250	587
Accrued preference share dividends	788	—
Change in financial liability for share warrants	(15,857)	33,581
Net change in assets and liabilities:
Trade accounts receivable, net	307	161
Inventories	(3,249)	(365)
Accounts payable and accrued liabilities	(2,675)	4,109
Accrued compensation and benefits	(803)	(320)
Other assets	(725)	(731)
Net cash used in operating activities	(42,703)	(18,209)
INVESTING ACTIVITIES:
Purchase of property and equipment	(19,832)	(13,429)
Purchase of intangible assets	(64)	(203)
Net cash used in investing activities	(19,896)	(13,632)
FINANCING ACTIVITIES:
Proceeds from finance leases	55	304
Proceeds from drawdown of new debt, net of costs	14,297	—
Proceeds from issuance of ordinary shares	34,553	59,329
Net cash generated from financing activities	48,905	59,633
Effect of exchange rate fluctuations on cash and cash equivalents	230	(1,934)
Change in cash and cash equivalents	(13,464)	25,858
Beginning cash and cash equivalents	37,525	7,192
Ending cash and cash equivalents	$24,061	$33,050
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$1,463	$346

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2016 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $98.7 million as of December 31, 2015. At December 31, 2015 the Company had cash holdings of $24.1 million and had covenants in place with lenders to maintain cash holdings above $10 million. As explained in Note 10, on February 10, 2016 the Company completed a public equity offering to raise $36.9 million, net of underwriting fees and commissions and other offering expenses. The Company has expenditure plans over the next fifteen months that exceed its current cash holdings, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations from a combination of funding sources, including through the use of existing cash balances, product sales, asset sales, the achievement of product development milestones, the extension or expansion of its credit facilities and the issuance of further new equity. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December, 2015 and March 31, 2015, all cash and cash equivalents comprised readily accessible cash balances except for $307 at December 31, 2015 and $314 at March 31, 2015 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2015 and at March 31, 2015. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2015 and March 31, 2015. This customer represented 37% and 47% of the accounts receivable balances as of December 31, 2015 and March 31, 2015, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2015 and December 31, 2014. This customer represented 56% of total product sales for the nine month period ended December 31, 2015 and 55% for the nine month period ended December 31, 2014.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2015 and March 31, 2015.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

•	Land—not depreciated.
•	Plant, machinery and equipment—4 to 25 years;
•	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2015 or December 31, 2014.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. The agreement also contains one further milestone of $650 payable upon fulfillment of $250 of cumulative orders of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized in the quarter ended June 30, 2014 when the sales target was achieved.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. The Company expenses research and development costs, including the expenses for research under collaborative agreements, as such costs are incurred. Where government grants or tax credits are available, the income concerned is included as a credit against the related expense.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Compensation cost related to restricted stock units with a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. Stock-based compensation cost for restricted stock units granted to non-employees is measured when the awards vest and the expense is recognized during the period the related services are rendered.

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

Note 3. Intangible Assets

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,915	$(2,915)	$—	—
Brands associated with acquired cell lines	601	(125)	476	31.7 years
Product licenses	770	(294)	476	6.2 years
Other intangibles	189	(189)	—	—
Total	$4,475	$(3,523)	$952

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,923	$(2,923)	$—	—
Brands associated with acquired cell lines	603	(115)	488	32.4 years
Product licenses	703	(241)	462	6.6 years
Other intangibles	190	(190)	—	—
Total	$4,419	$(3,469)	$950

Note 4. Debt

Long-term debt comprises:

	December 31, 2015	March 31, 2015
Total debt	$30,000	$15,000
Less current portion	—	(4,500)
Long-term debt	$30,000	$10,500
Deferred debt costs, net of amortization	(299)	(428)
Fair value of associated share warrant, net of amortization	(1,012)	(219)
	$28,689	$9,853

On August 3, 2015, the Company drew down $30,000 under a new secured credit facility agreement with MidCap Financial Trust. The facility is repayable over a four year period with no repayments until March 1, 2017 when the first of 30 equal monthly repayments is due. If the Company achieves CE Mark approvals for the MosaiQTM instrument and blood grouping consumable, the facility is repayable over a four year period with no repayments until September 1, 2017 when the first of 24 equal monthly repayments is due. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable is the higher of the actual market rate from time to time or 2.0%. Other expense for the nine month period ended December 31, 2015 included $0.6 million of previously deferred fees that were expensed as a result of the expansion of the credit facility.

At December 31, 2015, the outstanding debt is repayable as follows:

Within 1 year	$—
Between 1 and 2 years	10,000
Between 2 and 3 years	12,000
Between 3 and 4 years	8,000
Total debt	$30,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2015	March 31, 2015
Raw materials	$4,137	$1,180
Work in progress	2,532	2,071
Finished goods	1,143	1,357
Total inventories	$7,812	$4,608

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2015	March 31, 2015
Land	$1,525	$—
Plant and Machinery	35,886	21,688
Leasehold improvements	16,350	11,412
Total property and equipment	53,761	33,100
Less: accumulated depreciation	(4,817)	(3,367)
Total property and equipment, net	$48,944	$29,733

Depreciation expenses were $643 and $316 in the quarters ended December 31, 2015 and December 31, 2014 respectively and $1,510 and $873 in the nine month periods ended December 31, 2015 and December 31, 2014 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2015	March 31, 2015
Salary and related benefits	$59	$300
Accrued vacation	267	165
Accrued payroll taxes	551	302
Accrued incentive payments	900	1,798
Total accrued compensation and benefits	$1,777	$2,565

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2015	March 31, 2015
Accrued legal and professional fees	$182	$3,758
Accrued interest	225	112
Goods received not invoiced	933	787
Accrued capital expenditure	230	972
Accrued development expenditure	1,786	2,110
Other accrued expenses	636	1,048
Total accrued expenses and other current liabilities	$3,992	$8,787

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to December 31, 2015 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into twelve forward exchange contracts to sell $500 and purchase pounds sterling at £1:$1.50 in each calendar month through December 2016 as a hedge of its U.S. dollar denominated revenues. The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

Share warrants

As part of its initial public offering in April 2014 the Company issued 5 million warrants each to acquire 0.8 of an ordinary share for a price of $8.80 per whole share (“IPO warrants”). During the period from the initial public offering to October 26, 2015 when the warrants expired, 4,981,052 of these warrants were exercised and the remaining 18,948 expired on October 26, 2015. As of March 31, 2015, the financial statements included a financial liability of $31,011 in respect of these warrants which was equal to the market price of the outstanding warrants at that date. As of December 31, 2015 no financial liability in respect of the IPO warrants was included in the financial statements.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$—	$79	$—	$79
Fair value of share warrants	—	—	—	—
Total liabilities measured at fair value	$—	$79	$—	$79

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts	$199	$—	$—	$199
Fair value of share warrants	31,011	—	—	31,011
Total liabilities measured at fair value	$31,210	$—	$—	$31,210

The change in the estimated fair value of share warrant liabilities is summarized below:

March 31,2015	$31,011
Change in fair value of ordinary share warrants	(15,857)
Exercise and expiry of warrants	(15,154)
December 31, 2015	$—

Note 7. Ordinary Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2015	March 31, 2015	Par value
Ordinary shares	20,964,405	17,020,574	$—
Total	20,964,405	17,020,574	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
7% Cumulative Redeemable Preference shares	666,665	666,665	$23.94	$22.76
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted stock units (“MRSUs”) and restricted stock units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,380 and $814 in the nine month periods ended December 31, 2015 and December 31, 2014, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	396,427	14.86	120
Exercised	(8,612)	4.66	—
Forfeited	(6,695)	12.08	—
Outstanding — December 31, 2015	1,589,238	$7.87	99
Exercisable —December 31, 2015	634,466	$4.13	91

The closing price of the Company’s Ordinary Shares on The NASDAQ Global Market on December 31, 2015 was $16.00.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 20, 2015	312,300	$15.17	$15.17	$6.08
August 5, 2015	8,000	$16.70	$16.70	$6.54
September 2, 2015	25,000	$16.34	$16.34	$6.52
October 31, 2015	39,727	$11.62	$11.62	$4.76
November 4, 2015	11,400	$13.00	$13.00	$5.33

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	May 20, 2015	August 5, 2015	September 2, 2015	October 31, 2015	November 4, 2015
Risk-free interest rate	2.29%	2.27%	2.18%	2.14%	2.23%
Expected lives (years)	3	3	3	3	3
Volatility	57.14%	55.67%	57.01%	58.86%	58.86%
Dividend yield	—	—	—	—	—
Grant date fair value (per share)	$15.17	$16.70	$16.34	$11.62	$13.00
Number granted	312,300	8,000	25,000	39,727	11,400

The Company awarded 137,000 MRSUs on May 20, 2015. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $60 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $6.09 per MRSU on May 20, 2015.  On September 2, 2015 the Company issued 25,000 RSUs which will vest if specific sales performance targets are met prior to December 31, 2022.  The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the sales performance targets are expected to be achieved.  The Company also issued 10,000 RSUs on May 20, 2015, 9,867 RSUs on September 4, 2015 and 10,328 RSUs on October 31, 2015 which vest over a two year period from the date of grant. On November 4, 2015 the Company issued 8,000 RSUs which vest over a three year period from the date of grant.

During the quarter ended September 30, 2014, the Company awarded 50,000 RSUs to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant. During the nine months ended December 31, 2015, 12,500 of these RSUs vested resulting in the issuance of 12,500 ordinary shares and at December 31, 2015, 37,500 of these RSUs remained outstanding.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Nine months ended
	December 31		December 31
	2015	2014	2015	2014
Numerator:
Net loss	$(9,778)	$(42,303)	$(24,365)	$(56,638)
Net loss available to ordinary shareholders - basic and diluted	$(9,778)	$(42,303)	$(24,365)	$(56,638)
Denominator:
Weighted-average shares outstanding - basic and diluted	20,398,132	15,101,441	18,284,708	14,352,476
Loss per share - basic and diluted	$(0.48)	$(2.80)	$(1.33)	$(3.95)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2015 and December 31, 2014 as their inclusion would have been anti-dilutive.

	December 31, 2015	December 31, 2014
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,589,238	1,329,659
Restricted stock units awarded, including the multi-year performance related restricted stock units	237,695	—
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	—	3,955,028
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	850,000
	2,852,458	6,198,687

Note 10. Subsequent Events

On February 10, 2016 the Company completed a public offering of 4,444,445 of its ordinary shares at a price of $9.00 per share.  The net proceeds from this offering were $36.9 million net of underwriting discounts and other offering expenses. The Company has also granted the underwriter a thirty-day option to purchase up to an additional 666,666 ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on June 1, 2015.

The information set forth and discussed below for the quarters and nine month periods ended December 31, 2015 and December 31, 2014 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ™ will initially comprise two separate consumables, one for blood grouping and one for serological disease screening, and a high-throughput instrument. We are also developing a third consumable for nucleic acid testing. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We operate as one business segment with 302 employees in the United States, the United Kingdom and Switzerland as of December 31, 2015. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 53% and 55% of total revenue during the nine month periods ended December 31, 2015 and December 31, 2014, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2015, we had an accumulated deficit of $98.7 million. We expect our operating losses will continue at least for the remainder of the current and the next fiscal year as we continue our investment in the development and commercialization of MosaiQ™. For the nine month period ended December 31, 2015, our total revenue was $13.5 million and our net loss was $24.4 million.

On April 29, 2014 we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. Each unit comprised one ordinary share and one warrant to acquire 0.8 of an ordinary share at an exercise price of $8.80 per whole share. We raised $40.0 million of equity share capital before issuance costs of approximately $6.4 million. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. During the period from our initial public offering to October 26, 2015 when the warrants expired, 4,981,052 of these warrants were exercised resulting in the issuance of 3,984,832 ordinary shares for $35.1 million.

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

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 72% for both the nine month periods ended December 31, 2015 and December 31, 2014. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 47% and 49% for the nine month periods ended December 31, 2015 and December 31, 2014, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 47% for both the nine month periods ended December 31, 2015 and December 31, 2014. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

Results of Operations

Comparison of the Quarters ended December 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,354	100%	$3,962	98%	$392	10%
Other revenues	—	0%	100	2%	(100)	0%
Total revenue	4,354	100%	4,062	100%	292	7%
Cost of revenue	2,225	51%	2,204	54%	21	1%
Gross profit	2,129	49%	1,858	46%	271	15%
Operating expenses:
Sales and marketing	918	21%	789	19%	129	16%
Research and development	6,931	159%	4,453	110%	2,478	56%
General and administrative	7,059	162%	3,943	97%	3,116	79%
Total operating expenses	14,908	342%	9,185	226%	5,723	62%
Operating loss	(12,779)	-293%	(7,327)	-180%	(5,452)	74%
Other income (expense):
Interest expense, net	(1,134)	-26%	(541)	-13%	(593)	110%
Other, net	4,135	95%	(34,435)	-848%	38,570	—
Total other income, net	3,001	69%	(34,976)	-861%	37,977	—
Loss before income taxes	(9,778)	-225%	(42,303)	-1041%	32,525	-77%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(9,778)	-225%	$(42,303)	-1041%	$32,525	-77%

Revenue

Total revenue for the quarter ended December 31, 2015 increased by 7% to $4.4 million, compared with $4.1 million for the quarter ended December 31, 2014. Product sales revenue increased 10% to $4.4 million for the quarter ended December 31, 2015, compared with $4.0 million for the quarter ended December 31, 2014. The increase in product sales was mainly attributable to growth in direct sales to customers in the United States. Products sold by standing purchase order were 71% of product sales for the quarter ended December 31, 2015, compared with 74% for the quarter ended December 31, 2014.

The below table sets forth revenue by product group:

	Quarter ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$2,879	66%	$2,801	69%	$78	3%
Product sales - direct customers and distributors	1,475	34%	1,161	29%	314	27%
Other revenues	—	0%	100	2%	(100)	0%
Total revenue	$4,354	100%	$4,062	100%	$292	7%

OEM Sales. Product sales to OEM customers increased 3% to $2.9 million for the quarter ended December 31, 2015, compared with $2.8 million for the quarter ended December 31, 2014.

Direct Sales to Customers and Distributors. Direct product sales of $1.5 million for the quarter ended December 31, 2015 increased by 27% compared with $1.2 million for the quarter ended December 31, 2014. Direct sales in the United States increased by 27%, which was mainly attributable to recently launched new products and growth in sales of our reagent red blood cell products. Direct sales outside the United States increased by 27%, despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues represent product development fees. There were no such revenues in the quarter ended December 31, 2015 compared to $0.1 million in the quarter ended December 31, 2014.

Cost of revenue and gross margin

Cost of revenue increased by 1% to $2.2 million for the quarter ended December 31, 2015, compared with $2.2 million for the quarter ended December 31, 2014. Costs associated with greater sales volumes were mostly offset by foreign exchange effects and efficiencies in our manufacturing operations.

Gross profit on total revenue for the quarter ended December 31, 2015 was $2.1 million, an increase of 15% when compared with $1.9 million in the quarter ended December 31, 2014. The increase was mainly attributable to greater gross profit on product sales offsetting a $0.1 million decrease in other revenues. Excluding other revenues, gross profit on product sales for the quarter ended December 31, 2015 was $2.1 million, an increase of 21% when compared with $1.8 million for the quarter ended December 31, 2014. The increase was attributable to the positive impact of greater sales volumes.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 49% for the quarter ended December 31, 2015, compared with 46% for the quarter ended December 31, 2014. Gross margin on product sales increased to 49% for the quarter ended December 31, 2015, compared with 44% for the quarters ended December 31, 2014. The gross margin improvement was attributable to the positive impact of greater sales volumes and manufacturing efficiencies.

Sales and marketing expenses

Sales and marketing expense was $0.9 million for the quarter ended December 31, 2015, compared with $0.8 million for the quarter ended December 31, 2014. As a percentage of total revenue, sales and marketing expenses were 21% for the quarter ended December 31, 2015, compared with 19% for the quarter ended December 31, 2014.

Research and development expenses

	Quarter ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$6,221	143%	$3,976	98%	$2,245	56%
Other research and development	786	18%	526	13%	260	49%
Tax credits and grants	(76)	-2%	(49)	-1%	(27)	—
Total research and development expenses	$6,931	159%	$4,453	110%	$2,478	56%

Research and development expenses increased by 56% to $6.9 million for the quarter ended December 31, 2015, compared with $4.5 million for the quarter ended December 31, 2014. As a percentage of total revenue, research and development expenses increased to 159% for the quarter ended December 31, 2015, compared with 110% for the quarter ended December 31, 2014.  This reflects incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures.

General and administrative expenses

General and administrative expenses increased by 79% to $7.1 million for the quarter ended December 31, 2015, compared with $3.9 million for the quarter ended December 31, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $0.6 million of stock compensation expense in the quarter ended December 31, 2015 compared with $0.3 million in the quarter ended December 31, 2014. As a percentage of total revenue, general and administrative expenses increased to 162% for the quarter ended December 31, 2015, compared with 97% for the quarter ended December 31, 2014.

Other income (expense)

Net interest expense was $1.1 million for the quarter ended December 31, 2015, compared with $0.5 million for the quarter ended December 31, 2014. Interest expense in the quarters ended December 31, 2015 and December 31, 2014 included interest charges on our borrowings from MidCap Financial, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the quarter ended December 31, 2014 and $30.0 million during the quarter ended December 31, 2015. In the quarter ended December 31, 2015, net interest expense also included $0.3 million of dividends accrued on the 7% preference shares issued to OCD on January 29, 2015.

Other income for the quarter ended December 31, 2015 included income of $3.8 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering and $0.3 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Other expense for the quarter ended December 31, 2014 included $34.6 million of expense related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering and $0.1 million of foreign exchange gains.

Comparison of the nine month periods ended December 31, 2015 and 2014

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$13,477	100%	$13,756	95%	$(279)	-2%
Other revenues	—	0%	750	5%	(750)	-100%
Total revenue	13,477	100%	14,506	100%	(1,029)	-7%
Cost of revenue	7,100	53%	7,361	51%	(261)	-4%
Gross profit	6,377	47%	7,145	49%	(768)	-11%
Operating expenses:
Sales and marketing	2,350	17%	2,095	14%	255	12%
Research and development	22,122	164%	13,573	94%	8,549	63%
General and administrative	18,148	135%	11,431	79%	6,717	59%
Total operating expenses	42,620	316%	27,099	187%	15,521	57%
Operating (loss)	(36,243)	-269%	(19,954)	-138%	(16,289)	82%
Other expense:
Interest expense, net	(2,992)	-22%	(1,613)	-11%	(1,379)	85%
Other, net	14,870	110%	(35,071)	-242%	49,941	—
Total other expense, net	11,878	88%	(36,684)	-253%	48,562	-132%
Loss before income taxes	(24,365)	-181%	(56,638)	-390%	32,273	-57%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(24,365)	-181%	$(56,638)	-390%	$32,273	-57%

Revenue

Total revenue for the nine month period ended December 31, 2015 decreased by 7% to $13.5 million, compared with $14.5 million for the nine month period ended December 31, 2014. Product sales revenue decreased 2% to $13.5 million for the nine month period ended December 31, 2015, compared with $13.8 million for the nine month period ended December 31, 2014. The decrease in product sales was attributable to a $0.8 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro. Products sold by standing purchase order were 72% of product sales for both the nine month periods ended December 31, 2015 and December 31, 2014. Total revenue for the nine month period ended December 31, 2014 also included revenue related to our product development services of $0.8 million.

The below table sets forth revenue by product group:

	Nine months ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$9,093	67%	$9,723	67%	$(630)	-6%
Product sales - direct customers and distributors	4,384	33%	4,033	28%	351	9%
Other revenues	—	0%	750	5%	(750)	-100%
Total revenue	$13,477	100%	$14,506	100%	$(1,029)	-7%

OEM Sales. Product sales to OEM customers decreased 6% to $9.1 million for the nine month period ended December 31, 2015, compared with $9.7 million for the nine month period ended December 31, 2014. The decrease was attributable to the negative impact of a stronger U.S. dollar relative to the British Pound and Euro and lower shipments of bulk antisera to OEM customers.

Direct Sales to Customers and Distributors. Direct product sales of $4.4 million for the nine month period ended December 31, 2015 increased by 9% compared to $4.0 million for the nine month period ended December 31, 2014. Direct sales in the United States increased by 13%, which was mainly attributable to recently launched new products and growth in sales of our reagent red blood cell products. Direct sales outside the United States decreased by 3%, which was mainly attributable to foreign exchange effects and our decision to offer fewer products in Europe.

Other Revenues. Other revenues represent product development fees. There were no such revenues in the nine month period ended December 31, 2015 compared with $0.8 million in the nine month period ended December 31, 2014.

Cost of revenue and gross margin

Cost of revenue decreased by 4% to $7.1 million for the nine month period ended December 31, 2015, compared with $7.4 million for the nine month period ended December 31, 2014. The decrease was primarily attributable to foreign exchange effects and efficiencies in our manufacturing operations.

Gross profit on total revenue for the nine month period ended December 31, 2015 was $6.4 million, a decrease of 11% when compared with $7.1 million in the nine month period ended December 31, 2014. The decrease was mainly attributable to a $0.8 million decrease in other revenues. Excluding other revenues, gross profit on product sales was $6.4 million for both the nine month periods ended December 31, 2015 and December 31, 2014.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 47% for the nine month period ended December 31, 2015, compared with 49% for the nine month period ended December 31, 2014. Gross margin on product sales was 47% for the nine month period ended December 31, 2015, compared with 46% for the nine month period ended December 31, 2014. The gross margin improvement was attributable to the positive impact of greater sales volumes and manufacturing efficiencies.

Sales and marketing expenses

Sales and marketing expense was $2.4 million for the nine month period ended December 31, 2015, compared with $2.1 million for the nine month period ended December 31, 2014. As a percentage of total revenues, sales and marketing expenses were 17% for the nine month period ended December 31, 2015, compared with 14% for the nine month period ended December 31, 2014.

Research and development expenses

	Nine months ended December 31,
	2015		2014		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$20,387	151%	$12,403	86%	$7,984	64%
Other research and development	1,979	15%	1,522	10%	457	30%
Tax credits and grants	(244)	-2%	(352)	-2%	108	-31%
Total research and development expenses	$22,122	164%	$13,573	94%	$8,549	63%

Research and development expenses increased by 63% to $22.1million for the nine month period ended December 31, 2015, compared with $13.6 million for the nine month period ended December 31, 2014. As a percentage of total revenue, research and development expenses increased to 164% for the nine month period ended December 31, 2015, compared with 94% for the nine month period ended December 31, 2014. This reflects incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.  Recent changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures.

General and administrative expenses

General and administrative expenses increased by 59% to $18.1 million for the nine month period ended December 31, 2015, compared with $11.4 million for the nine month period ended December 31, 2014, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $1.4 million of stock compensation expense in the nine month period ended December 31, 2015 compared with $0.8 million in the nine month period ended December 31, 2014. As a percentage of total revenue, general and administrative expenses increased to 135% for the nine month period ended December 31, 2015, compared with 79% for the nine month period ended December 31, 2014.

Other income (expense)

Net interest expense was $3.0 million for the nine month period ended December 31, 2015, compared with $1.6 million for the nine month period ended December 31, 2014. Interest expense in the nine month periods ended December 31, 2015 and December 31, 2014 included interest charges on our borrowings from MidCap Financial, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the nine months ended December 31, 2014. Borrowings from April 1, 2015 to July 1, 2015 were $15.0 million, then decreased to $14.5 million from July 1, 2015 to August 3, 2015 as a result of scheduled principal amortization and then increased to $30.0 million as a result of the increase in our secured credit facility. In the nine month period ended December 31, 2015, net interest expense also included $0.8 million of dividends accrued on the 7% preference shares issued to OCD on January 29, 2015.

Other income for the nine month period ended December 31, 2015 included income of $15.9 million related to the change in the fair value in the nine month period of the warrants issued at the time of our initial public offering offset by $0.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.6 million of previously deferred fees that were expensed as a result of the expansion of our credit facility.

Other expense for the nine month period ended December 31, 2014 included an expense of $33.6 million related to the change in the fair value of the warrants issued at the time of our initial public offering. It also included $0.6 million of fees related to our initial public offering that were attributable to the issuance of these warrants, an expense of $0.4 million related to the settlement of a legal dispute and $0.5 million of foreign exchange losses.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. During the nine month period ended December 31, 2015, we had a net loss of $24.4 million and the cash used in our operating activities during this period was $42.7 million. During the nine month period ended December 31, 2014, we incurred a net loss of $56.6 million and used $18.2 million of cash in our operating activities. During each period, this use of cash was primarily attributable to our investment in the development of MosaiQ™. As of December 31, 2015, we had an accumulated deficit of $98.7 million.

On April 30, 2014, we completed our initial public offering of 5,000,000 units at a price of $8.00 per unit, each unit consisting of one ordinary share and one warrant to purchase 0.8 of one ordinary share, and received net proceeds of $37.2 million after deducting underwriting discounts and commissions. Other costs of the offering, apart from underwriting discounts and commissions, were $3.6 million. The warrants were exercisable at a price of $8.80 per ordinary share until October 26, 2015. During the period from our initial public offering to October 26, 2015 when the warrants expired, 4,981,052 warrants were exercised resulting in the issuance of 3,984,832 ordinary shares for $35.1 million.

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

As of December 31, 2015, we had cash and cash equivalents of $24.1 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. On February 10, 2016 we completed a public offering of 4,444,445 ordinary shares at a price to the public of $9.00 per share.  The net proceeds from this offering were $36.9 million net of underwriting discounts and other offering expenses. We expect to fund our operations from a combination of funding sources, including through the use of existing cash balances, product sales, asset sales, the achievement of product development milestones, the extension or expansion of credit facilities and the issuance of further new equity. However, there can be no assurance that these funding sources will be available to us.

Cash Flows for the Nine month Periods Ended December 31, 2015 and 2014

Operating activities

Net cash used in operating activities was $42.7 million during the nine month period ended December 31, 2015, which included net losses of $24.4 million and negative non-cash items of $11.2 million. Non-cash items were depreciation and amortization expense of $1.6 million, share-based compensation expense of $1.4 million, amortization of deferred debt issue costs of $1.2 million and accrued preference share dividends of $0.8 million, offset by a change in the fair value of the liability in respect of share warrants of $15.9 million and amortization of lease incentives of $0.3 million. We also experienced a net cash outflow of $7.1 million from changes in operating assets and liabilities during the period, consisting of a $3.2 million increase in inventories, a $2.7 million reduction in accounts payable and accrued liabilities, an $0.8 million reduction in accrued compensation and benefits and a $0.7 million increase in other assets, offset by a $0.3 million decrease in accounts receivable.

Net cash used in operating activities was $18.2 million during the nine month period ended December 31, 2014, which included net losses of $56.6 million and non-cash items of $35.6 million. Non-cash items were depreciation and amortization expense of $0.9 million, share-based compensation expense of $0.8 million, and amortization of deferred debt issue costs of $0.6 million, as well as a change in the liability in respect of our ordinary share warrants of $33.6 million, offset by amortization of lease incentives of $0.3 million. We also experienced a net cash inflow of $2.9 million from changes in operating assets and liabilities during the period, consisting of a $4.1 million increase in accounts payable and accrued liabilities and a $0.2 million reduction in accounts receivable offset by a $0.7 million increase in other assets, a $0.4 million increase in inventories and a $0.3 million reduction in accrued compensation and benefits.

Investing activities

Net cash used in investing activities was $19.9 million and $13.6 million for the nine month periods ended December 31, 2015 and December 31, 2014, respectively. Purchases of property and equipment for the nine month period ended December 31, 2015 were $19.8 million and included $17.9 million related to the MosaiQTM project and $1.9 million related to our conventional reagent business. Purchases of property and equipment for the nine month period ended December 31, 2014 were $13.4 million and included $13.1 million related to the MosaiQTM project and $0.3 million related to our conventional reagent business. Purchases of intangible assets related to our conventional reagent business for the nine month period ended December 31, 2015 were $0.1 million and for the nine month period ended December 31, 2014 were $0.2 million.

Financing activities

Net cash provided by financing activities was $48.9 million during the nine month period ended December 31, 2015, consisting of $34.6 million of proceeds from the exercise of options and warrants, $14.3 million from an increase in our secured credit facility and $0.1 million of net capital lease receipts. Net cash provided by financing activities was $59.6 million during the nine month period ended December 31, 2014, consisted of net proceeds of $34.3 million from our initial public offering, $25.0 million net proceeds from the private placement completed in November 2014 and $0.3 million of net capital lease receipts.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses at least for the remainder of the current and the next fiscal year. We expect our operating expenses to increase during the year ended March 31, 2016, as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities.

As of December 31, 2015, we had cash and cash equivalents of $24.1 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

On August 3, 2015, we entered into an amended agreement with MidCap Financial Trust to expand our existing secured term loan facility from $15.0 million to $30.0 million. Unless repaid sooner, as at December 31, 2015, the aggregate amount that will become due under the amended agreement with MidCap, inclusive of interest, is $37.5 million, with $2.6 million due in less than one year, $25.4 million due in one to three years and $9.5 million due in three to five years.

On November 25, 2015, we entered into a contract for the purchase of land at Biocampus, Scotland with deferred payment terms. The land is to be used for the construction of a new manufacturing facility for our conventional reagents business. The aggregate amount payable under the terms of this agreement, inclusive of interest, is £1.1 million (or $1.6 million at December 31, 2015 exchange rates) due on the earlier of November 25, 2017 or the date of completion of the manufacturing facility.

On December 3, 2015, we entered into a contract for the construction of a new manufacturing facility for our conventional reagents business to be built on the Biocampus site in Scotland. The estimated construction cost is £15.2 million (or $22.5 million at December 31, 2015 exchange rates) payable monthly in line with the construction work performed. The expected completion date of the construction is in July 2017.

Other than the items described in the preceding three paragraphs, there were no major changes in the nature of our contractual obligations and commitments between March 31, 2015 and December 31, 2015.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2015 or the years ended March 31, 2015, 2014 or 2013.

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

Cash and cash equivalents. At December 31, 2015, we had cash and cash equivalents of $24.1 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Foreign currency exchange risk

The main currencies that we use for our trading operations are the U.S. Dollar, the Pound Sterling, the Swiss Franc and to a lesser extent, the Euro. Our meaningful cash balances are held in a mixture of U.S. Dollars, Euros, Pounds Sterling and Swiss Francs. These cash balances may not be the same as the functional currencies of the Quotient entities in which they are held and as a result, exchange rate fluctuations may result in foreign exchange gains and losses on our income statement.

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2015 we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.0 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.0 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2015 we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $0.8 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2015, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $13.8 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The value of the hedges related to the results of fiscal year 2016 is $4.2 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2016. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period. Our UK operations also have exposure to fluctuations in the Euro versus Pounds Sterling exchange rate, but to a lesser extent.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QUOTIENT LIMITED
Date: February 10, 2016	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
10.1

Construction contract dated December 3, 2015 between Quotient Biocampus Limited and MW High Tech Projects UK Limited relating to the design, construction and fit out of Phase One of a Life Sciences Production Facility at Gowkley Moss, Penicuik, Midlothian, Scotland.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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