Form 10-K
period 2016-03-31
Quotient Ltd
filed 2016-05-31
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $110.8 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2015 as reported on The NASDAQ Global Market.

On May 27, 2016, the registrant had a total of 25,408,950 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for DNA or RNA).

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the needs of this large and established market. MosaiQ™ will initially comprise two separate consumables, one for blood grouping and one for serological disease screening, and a high-throughput instrument. We are also developing a third consumable for molecular disease screening. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in a donor or patient testing environment, while improving patient outcomes.

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

We have designed MosaiQ™ to match the existing performance of automated platforms used by donor testing laboratories for serological disease screening. We also believe the incorporation of molecular disease screening testing on MosaiQ™ will offer considerable advantages over existing approaches in use by donor testing laboratories, delivering operational cost savings and a reduced time to result, while also eliminating the need to pool samples.

Our aim is to provide donor testing laboratories with a single instrument platform to be utilized for blood grouping, if applicable, and both serological and molecular disease screening for donated red blood cells and plasma.

We have a proven track record and significant expertise in product development, manufacturing and quality assurance, uniquely tailored to the highly regulated transfusion diagnostics market. We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals and independent patient testing laboratories. We also develop, manufacture and sell conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho-Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols).

On April 30, 2014, we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. We raised net proceeds of $37.2 million after deducting underwriting discounts and commissions, while other costs of the offering amounted to $3.6 million. Each unit comprised one ordinary share and one warrant and each warrant permitted the holder, prior to October 26, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share. On October 26, 2015, the warrants expired and were delisted. Of the 5,000,000 warrants issued, 4,981,052 were exercised prior to the expiration date and 18,948 were cancelled on October 26, 2015. The exercise of the warrants resulted in the issuance of 3,984,823 ordinary shares and we received proceeds of $35.1 million.

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

On February 10, 2016, we completed a public offering of 4,444,445 newly issued ordinary shares at a price of $9.00 per share. The net proceeds from this offering were $36.8 million, net of underwriting discounts and other offering expenses, while the other costs of the offering amounted to $0.8 million.

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

Our Strategy

MosaiQ™ is at an advanced stage of development and commercial scale-up. Our current efforts for commercial scale-up are focused on validating the initial manufacturing system for MosaiQ™ consumables; transferring the blood grouping and initial disease screening assays from development to production; and the evaluation and validation of field trial instruments. Our current efforts for development are focused on integrating the extended serological disease screening assay panel onto a single MosaiQ™ consumable, including final assay optimization, and assay development for molecular disease screening.

We intend to simultaneously launch our MosaiQ™ blood grouping consumable into the donor and patient testing markets with our commercial partner, Ortho. We also intend to initially launch MosaiQ™ into the donor testing market with a partial serological disease screening panel comprising assays for the detection of Cytomegalovirus, or CMV, and Syphilis. We plan to follow this initial launch with a second serological disease screening consumable, incorporating assays for the detection of CMV; Syphilis; Hepatitis B, or HBV, comprising HBV Surface Antigen and HBV Core Antibody; Hepatitis C, or HCV; human immunodeficiency virus, or HIV, comprising HIV Type 1 and HIV Type 2; Human T-Lymphotropic Antibodies, or HTLV; and Chagas disease.

The final probe set for the blood grouping panel has been defined. During the first quarter of 2016, we continued the transfer of individual blood grouping assays from development to production, which is expected to be completed in the second quarter of calendar 2016.

During the first quarter of 2016, we transferred to production assays for the detection of CMV and Syphilis and we expect to transfer the remaining serological disease screening assays (HBV, HCV, HIV, HTLV and Chagas disease) in the fourth quarter of 2016.

During the first quarter of 2016, we completed the commissioning of the initial manufacturing system for MosaiQ™ consumables. Our planned initial manufacturing capacity is expected to be approximately 30 million consumables per year. We plan to manufacture both the MosaiQ™ blood grouping and the initial MosaiQ™ disease screening consumables for European field trials in the second quarter of 2016.

Six out of a planned fourteen MosaiQ™ field trial instruments have now been built by our development partner, STRATEC biomedical AG. Two of these instruments have been delivered to us for evaluation. Remaining efforts are focused on software development, assay integration and validation of the instrument for field trials. The field trial instruments will be subject to final software development, which we expect to complete in the second quarter of 2016, prior to the commencement of field trials. We expect to conduct an internal validation study of the MosaiQ™ blood grouping consumable and initial MosaiQ™ serological disease screening consumable using MosaiQ™ instruments prior to commencing field trials.

The MosaiQ™ consumables will be subject to CE-marking in Europe and the instrument will be self-certified. In the United States, the FDA has indicated that the MosaiQ™ blood grouping consumable will be subject to a biologics license application, or BLA, and the MosaiQ™ instrument will be subject to a 510(k) filing. The initial serological disease screening consumable, comprising tests for CMV and Syphilis, will be subject to a 510(k) filing, while the more comprehensive serological disease screening consumable will be subject to BLA approval. The instrument is expected to be classified as a Class II medical device.

We expect to commence field trials in Europe for both the MosaiQ™ blood grouping and initial MosaiQ™ serological disease screening consumables in the third quarter of 2016. We expect to file necessary regulatory submissions for Europe in the fourth quarter of 2016 to obtain required marketing clearances for MosaiQ™. Field trials in the United States are expected to commence in the fourth quarter of 2016 and regulatory submissions are planned to be filed in the first half of 2017 to obtain required marketing clearances in the United States. Field trials for the second serological disease screening consumable are expected to commence in the first half of 2017, both in Europe and in the United States.

We expect to begin marketing MosaiQ™ in Europe during the fourth quarter of 2016. If approved for sale, we anticipate commercial launch in the United States in the first quarter of 2018. We also anticipate commercial launch of the second MosaiQ™ disease screening consumable in Europe during the second half of 2017 and in the United States during 2018, if approved for sale.

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

Patient blood will typically be subject to a basic antigen typing and an antibody screen. Less than 1% of patients that have not received a blood transfusion will screen positive for an antibody. The incidence of blood group antibodies, however, increases significantly to 3 to 8% in patients who have previously received a blood transfusion and women that have given birth to two or more children. When an antibody screen proves positive, a complex and time consuming procedure will be performed by skilled technicians to identify all clinically significant blood group antibodies in the patient’s plasma. This largely manual process may take two to six hours to complete, although more complex cases can take one or more days to complete. Antibody identification represents a significant cost to hospitals, particularly those that treat large numbers of chronically transfused patients. Reagents used for antibody identification also have a short shelf life, typically being shipped on a 28-day cycle, making management of blood grouping reagent inventories more complex with increased waste.

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

We believe both donor collection agencies and hospitals would prefer to fully characterize donor units and patient blood through extended antigen typing prior to transfusion, although the time and expense required to undertake such procedures is currently prohibitive. As a consequence, extended antigen typing is only undertaken as needed (i.e., where the patient has a specific antibody) on a small percentage of donor units. Extended antigen typing for patients is also typically undertaken only in patients expected to be chronically transfused.

Disease Screening

The safety of donor blood is ultimately the responsibility of donor collection agencies, with regulatory agencies in individual countries establishing safeguards and standards to ensure patient safety. In the developed world, donor blood is subject to mandatory screening for infectious diseases before it can be released to hospitals. Two different methods of testing have been adopted—a serological approach (testing for specific antigens or antibodies) and, for certain viruses, a molecular approach (testing for DNA or RNA). The United States, many countries in Western Europe and Japan require both serological and molecular disease screening be performed on donor blood. In the United States, it is mandatory to screen donor blood using serological techniques for the following: Syphilis, HBV Surface Antigen, HBV Core Antibody, HCV Antibody, HIV Type 1 and Type 2 Antibodies and HTLV Antibodies. Most blood collection agencies will also screen for CMV, using the same serological approach and the FDA recommends donor blood to be screened for Chagas disease. Molecular disease screening is required to be performed on donated blood to screen for HBV, HCV, HIV and West Nile virus. Other pathogens, such as Babesia, Dengue and Malaria are transmissible by blood, but there is no test currently available, given cost or technology limitations.

Serological and molecular disease screening is already largely automated. However, it is typically undertaken using instrument platforms that are not integrated with commonly used blood grouping instruments. Automation platforms for serological disease screening have been on the market for many years, but lack many of the attributes users benefit from in other diagnostic fields, such as graphical user-interface, remote diagnostics, links to laboratory automation systems and software compatibility with laboratory information systems. Existing disease screening platforms also lack the ability to easily incorporate additional tests as the market and regulators dictate.

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

Specifically, we are initially developing MosaiQ™ to:

•	Comprehensively characterize donor and patient blood; and
•	Screen donor blood for specific viruses using serological and molecular methods.

We intend to pursue a “razor/razor blade” business model for MosaiQ™, placing instruments and securing long-term agreements for the supply of blood grouping and/or disease screening consumables used by those instruments. We expect donor and patient laboratories to adopt MosaiQ™ because it is designed to offer a comprehensive characterization of clinically significant blood group antigens and antibodies, while also offering the opportunity for substantial cost savings and a range of operational efficiencies. We believe these customers would prefer to more fully characterize the blood of all donors and patients to facilitate better blood matching. While MosaiQ™ is designed to be a highly cost-effective solution for our customer, delivering substantial cost savings, we also expect to generate attractive, long-term profit margins on the sale of MosaiQ™ consumables.

We have designed MosaiQ™ leveraging our expertise in transfusion diagnostics. MosaiQ™ combines novel manufacturing techniques and well-characterized blood grouping and disease screening tests to create a multiplex testing consumable for use on a high-throughput instrument. Through miniaturization, we are combining a full portfolio of existing serological tests on two distinct consumables for use on MosaiQ™ – one for blood grouping and one for serological disease screening. We are also developing a third consumable for molecular disease screening. In a donor testing environment, the blood grouping and serological disease screening consumables have been designed to run simultaneously, utilizing the same donor sample and the same MosaiQ™ instrument. In a patient testing environment, only the blood grouping consumable would be utilized.

Our novel approach incorporates existing, well-characterized tests for blood group antigens and antibodies on a single consumable for the global market. Each MosaiQ™ consumable will consist of two protein microarrays – one for antigen typing (comprising printed monoclonal or polyclonal antibodies) and one for antibody identification (comprising printed human red blood cells). We believe MosaiQ™, when launched, will be the only commercially available automation platform capable of offering this breadth of testing on a single consumable.

The serological disease screening consumable is being designed to incorporate all tests required to meet current regulatory requirements in the markets in which we operate for serological disease screening of donor blood. We are including tests to screen serologically for Syphilis, HBV, HCV, HIV and HTLV, along with tests for CMV and Chagas disease. The disease screening consumable has additional capacity to incorporate further disease screening tests.

The molecular disease screening consumable is being designed to incorporate all tests required to meet current regulatory requirements in the markets in which we operate for molecular disease screening of donor blood. We are including molecular tests to screen for HBV, HCV, HIV and West Nile virus.

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

We are developing a high-throughput, floor standing MosaiQ™ instrument for use by both donor collection agencies and medium to large-sized hospitals. The MosaiQ™ instrument is being designed to process up to 3,000 consumables per day (assuming three eight-hour shifts), giving a capacity to test up to 1,500 donor samples (utilizing a blood grouping consumable and a serological disease screening consumable) or 3,000 patient samples (blood grouping only). The instrument is expected to complete the comprehensive characterization of donor or patient blood in less than 35 minutes and to have the capability to prioritize urgent patient sample testing, commonly referred to as STAT testing.

The MosaiQ™ instrument is designed to fully automate blood grouping and perform a simultaneous serological disease screen in a donor testing laboratory. Consistent with the typical workflow of donor or patient testing laboratories, centrifuged tubes of whole blood will be placed on the MosaiQ™ instrument for processing. The instrument will then complete a comprehensive blood group characterization of each sample, combined with a parallel serological disease screen in a donor testing environment, with the results being reported through existing laboratory information management systems (or LIMS).

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ™ instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. Six field trial instruments have been built for us by STRATEC for evaluation and validation purposes, with a further eight field trial instruments to be built prior to commencing field trials in Europe and the United States.

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

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 38 conventional reagent products focused on blood grouping and we have over 21 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve over 900 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 32% of our product sales in the year ended March 31, 2016 and 30% in the year ended March 31, 2015.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 68% of product sales in the year ended March 31, 2016 and 70% in the year ended March 31, 2015. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 57% and 55% of our product sales in the years ended March 31, 2016 and 2015, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. In May 2013, the first 14 of these products received CE-Marking for sale in Europe and we filed a BLA to obtain FDA approval for these products in 2014. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ™ Manufacturing and Supply

We have leased factory space at a manufacturing facility located in Eysins, Switzerland (near Geneva), which we expect will become the principal manufacturing site for MosaiQ™ consumables. Conversion of this facility to manufacture MosaiQ™ consumables is substantially complete and we have installed the final elements of the initial manufacturing system. Formal validation of the initial manufacturing system at the Eysins facility is expected to be completed during the second quarter of 2016.

The Technology Partnership plc (“TTP”)

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

STRATEC Biomedical AG

We have entered into a development agreement with STRATEC pursuant to which it will develop a high-throughput instrument for MosaiQ™. STRATEC has agreed to a project development timeline that runs through July 31, 2016. STRATEC’s fees under this agreement total €13.1 million in aggregate, or $14.9 million using exchange rates on March 31, 2016, payable upon completion of pre-agreed project development milestones. As of March 31, 2016, we have incurred expenses related to this agreement totaling €9.5 million, or $10.8 million, using exchange rates on March 31, 2016. The agreement does not have a defined term. Either party may also terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Upon termination by STRATEC in connection with our breach or bankruptcy, certain termination payments are payable by us depending upon the stage of completion of the development program at the time of termination, and we are also responsible for certain costs.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of high-throughput instruments during the six years following delivery of the first field trial instruments (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $58.8 million using exchange rates on March 31, 2016. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

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

SCHOTT Technical Glass Solutions GmbH

On March 27, 2014, we entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQ™ consumable through April 2017. The total purchase obligation under this agreement is €9.4 million, or $10.7 million using exchange rates on March 31, 2016. As of March 31, 2016, we have made purchases from SCHOTT totaling €6.5 million, or $7.4 million, using exchange rates on March 31, 2016. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to €7.3 million, or $8.3 million using exchange rates on March 31, 2016.

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

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and customers. In the United States, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2016, we had thirteen employees engaged worldwide in sales, marketing and customer service functions.

Ortho-Clinical Diagnostics

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

As of March 31, 2016, we had 168 employees engaged in research and development functions.

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

Our principal competitors in the United States are Immucor, Ortho and Grifols. The principal market participants in Europe are Bio-Rad, Ortho, Grifols and Immucor and the principal market participants in Japan are Ortho and Immucor.

For serological disease screening, only two vendors have instruments approved for sale in the United States – Abbott and Ortho. Outside the United States, Abbott, Ortho, Roche and Bio-Rad are the principal instrument providers for serological disease screening.

For molecular disease screening, only two vendors have instruments approved for sale in the United States – Grifols and Roche. Outside the United States, Grifols and Roche are the principal instrument providers for molecular disease screening.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2016 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Paul Cowan	55	Chairman & Chief Executive Officer
Jeremy Stackawitz	41	President
Edward Farrell	46	President
Stephen Unger	46	Chief Financial Officer
Roland Boyd	59	Group Financial Controller & Treasurer

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

Employees

As of March 31, 2016, we had 331 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

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

Corporate Information

Quotient Limited is a limited liability no par value company incorporated under the laws of Jersey, Channel Islands. Our registered address is Elizabeth House, 9 Castle Street, St Helier, JE2 3RT, Jersey, Channel Islands. Our agent for service of process is our wholly owned U.S. subsidiary, Quotient Biodiagnostics, Inc., 301 South State Street, Suite S-204, Newtown, Pennsylvania 18940. We were incorporated in Jersey, Channel Islands in 2012. Our principal executive offices are located at Pentlands Science Park, Bush Loan, Penicuik, Midlothian, EH26 OPZ, United Kingdom, and our telephone number is 011-44-131-445-6159. Our website address is www.quotientbd.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2016, we had an accumulated deficit of $108.2 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ™. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ™ and the other products we may develop, we are unable to predict the magnitude of any future operating losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the continued development of MosaiQ™ to commercialization, from a combination of funding sources, including through the use of existing cash balances, asset-based financing, the achievement of product development milestones or the issuance of new equity or debt. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our then existing shareholders or restrict our operations or adversely affect our ability to operate our business. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet our business objectives, our share price may fall and investors may lose some or all of their investment. If we raise funds by issuing equity securities, or if our outstanding options or warrants are exercised, the percentage ownership of our then shareholders will be reduced.

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

MosaiQ™ will be subject to CE-marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ™ to obtain approval of a biologics license application, or BLA, for the blood grouping consumable and traditional 510(k) clearances for the instrument and the initial serological disease screening consumable, comprising two tests, CMV and syphilis. The final serological disease screening consumable, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ™, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ™ consumables is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ™.

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

While we have developed the manufacturing system for MosaiQ™ consumables, there can be no assurance that we can manufacture MosaiQ™ consumables at a scale that is adequate for our commercial needs. We may face significant or unforeseen difficulties in manufacturing the MosaiQ™ consumables, including but not limited to:

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

We have leased a manufacturing facility in Eysins, Switzerland, which will become the principal manufacturing site for the MosaiQ™ consumables. The validation of the MosaiQ™ manufacturing system is subject to many risks, including the fact that, in connection with products that will be sold in the United States, this new facility will be subject to a pre-approval inspection by the FDA, and, in connection with products sold outside the United States, this new facility will be subject to pre-approval inspection by applicable foreign regulators, which could prevent or delay the launch of MosaiQ™.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 67% of our total revenues and product sales to Ortho accounted for 57% of our total revenues in the year ended March 31, 2016. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

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

The landlord for our Edinburgh, Scotland manufacturing operation is Scottish National Blood Transfusion Service, or SNBTS. The lease on our Edinburgh, Scotland facility ends in August 2016. We have commenced discussions with SNBTS to extend this lease to allow us to complete the build of a new manufacturing facility near Edinburgh, Scotland. There can be no assurance that SNBTS will extend the existing lease on acceptable terms or terms equivalent to those we currently have.

We are building a new, expanded manufacturing facility for our conventional reagent products, which may result in overlapping operations and duplicative costs, impair manufacturing operations, delay or prevent the launch of new products or require us to expend additional capital.

To meet expected future demand for our conventional reagent products, we are building a new expanded manufacturing facility in Edinburgh, Scotland near our existing manufacturing facility. Our failure to complete the new facility on time and on budget may result in the need for us to raise additional capital and may impair the efficient operation of our manufacturing system. In addition, moving our manufacturing operations to a new facility may result in overlapping operations and duplicative costs during the transition period. Furthermore, changes in our manufacturing process or procedure, including a change in the location where our products are manufactured, will require prior FDA review and approval of the manufacturing process and procedures. Any new facility will be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the launch of any new product.

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

Our $30 million term loan agreement (“MidCap Facility”) with MidCap Financial Trust (“MidCap”), as administrative agent, contains certain restrictive covenants that limit our ability to merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the term loan agreement. The loan agreement also contains certain financial covenants, including minimum revenue requirements and a covenant to maintain cash balances in excess of $10 million, and is secured by all of our assets. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the agreement. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under the agreement.

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

The sale and use of products or services based on our technologies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect, which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We maintain insurance that includes product liability coverage of approximately $7 million as of March 31, 2016 and we believe our insurance coverage is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. Our existing insurance may have to be increased in the future if we are successful at introducing new transfusion diagnostics products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

We may also receive warning letters or untitled letters regarding compliance with current good manufacturing practices at our Edinburgh facility, but we have not received any such warning letters or untitled letters since 2009.

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

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, HIPAA created criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Risks Related to Our Ordinary Shares

We are eligible to be treated as an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following March 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

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

The price of our ordinary shares is likely to be volatile, and purchasers of our ordinary shares could incur substantial losses.

Like other emerging life sciences companies, the market price of our ordinary shares is likely to be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

•	fluctuations in our results of operations;
•	delays in the planned commercialization of MosaiQ™;
•	speed and timing of adoption of MosaiQ™ by key target customers,
•	our ability to enter new markets;
•	negative publicity;
•

changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally, conditions in the financial markets and the perception of our ability to raise additional funding;

•	regulatory developments affecting MosaiQ™ or our industry, including announcement of new adverse regulatory decisions in respect of MosaiQ™;
•	announcements of studies and reports relating to our products, including MosaiQ™, or those of our competitors;
•	changes in economic performance or market valuations of our competitors;
•	actual or anticipated fluctuations in our annual and quarterly financial results;
•	conditions in the industries in which we operate;
•	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;
•	additions to or departures of our key executives and employees;
•	fluctuations of exchange rates;

•	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares subject to such restrictions; and
•	sales or perceived sales of additional ordinary shares.

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

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline, irrespective of the underlying performance of our business.

Additional sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 25,408,950 ordinary shares as of March 31, 2016, of which approximately 13,596,081 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, and are freely transferable without restriction or additional registration under the Securities Act. In addition, approximately 2,000,000 ordinary shares were registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction and approximately 9,812,869 ordinary shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2016, 1,025,525 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $2.35 per share and 1,589,938 ordinary shares were subject to outstanding options at a weighted exercise price of $7.86 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

We have never paid cash dividends and do not intend to pay cash dividends on our ordinary shares in the foreseeable future.

We have never paid dividends on ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. In addition, pursuant to MidCap Facility, we are precluded from paying any cash dividends without MidCap’s consent. Under Jersey, Channel Islands law, any payment of dividends would be subject to relevant legislation and our Amended Articles of Association provide that all dividends must be approved by our Board of Directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis.

Galen Partners LLP, Mrs. Deidre Cowan (the wife of our Chairman and Chief Executive Officer) and management own a significant percentage of our ordinary shares and will be able to exercise significant influence over matters subject to shareholder approval.

Certain entities affiliated with Galen Partners LLP, Mrs. Deidre Cowan (the wife of our Chairman and Chief Executive Officer), and our executive officers and directors, together with their respective affiliates, hold a substantial percentage of our outstanding ordinary shares. These shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

We incur increased costs as a result of being a public company whose ordinary shares are publicly traded in the United States and our management must devote substantial time to public company compliance programs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we cease to be an emerging growth company, will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. During the evaluation of our internal controls over financial reporting, we identified a material weakness in our internal controls, and concluded that our internal controls over financial reporting was not effective as of March 31, 2016. For addition information, see "Item 9A. Management's Annual Report on Internal Control Over Financial Reporting." We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

We cannot guarantee that we will be able to satisfy the continued listing standards of The NASDAQ Global Market going forward.

Our ordinary shares are listed on NASDAQ. However, we cannot ensure that we will be able to satisfy the continued listing standards of NASDAQ going forward. If we cannot satisfy the continued listing standards going forward, The NASDAQ Stock Market may commence delisting procedures against us, which could result in our ordinary shares being removed from listing on NASDAQ. If our ordinary shares were to be delisted, the liquidity of our ordinary shares could be adversely affected and the market price of our ordinary shares could decrease. Delisting could also adversely affect the ability of a holder of our ordinary shares to trade or obtain quotations on our ordinary shares because of lower trading volumes and transaction delays.

These factors could contribute to lower prices and larger spreads in the bid and ask price for our ordinary shares. You may also not be able to resell your ordinary shares or warrants at or above the price you paid for such ordinary shares or at all.

The dilutive effect of our warrants could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our ordinary shareholders.

As of March 31, 2015, there was an outstanding warrant to purchase 64,000 of our ordinary shares at an exercise price of $9.38 per share, 850,000 outstanding pre-funded warrants to purchase 850,000 of our ordinary shares at a price of $0.01 per share and outstanding warrants to purchase 111,525 of our ordinary shares at an exercise price of $16.41 per share. These warrants are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s exercise price. To the extent such warrants are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

Risks Related to Being a Jersey, Channel Islands Company Listing Ordinary Shares or Warrants

Our ordinary shares are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in a United States state.

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

Cede & Co., as nominee for the Depository Trust Company, or DTC, holds the ordinary shares sold in our public offerings on behalf of, and as nominee for, investors who purchase such shares. We and DTC have no contractual relationship. Investors who purchase the ordinary shares (although recorded as owners within the DTC system) are legally considered holders of beneficial interests in those shares only and will have no direct rights against us. Investors who purchase ordinary shares must look solely to their participating brokerage in the DTC system for payment of dividends, the exercise of voting rights attaching to the ordinary shares and for all other rights arising with respect to the ordinary shares.

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

We may be or become classified as a passive foreign investment company for U.S. federal income tax purposes, which could result in materially adverse U.S. federal income tax consequences to U.S. investors in our ordinary shares.

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2016 and do not expect to be a PFIC for the taxable year ending March 31, 2017 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

U.S. withholding tax could apply to a portion of certain payments on the ordinary shares.

The United States has enacted rules, commonly referred to as “FATCA,” that generally impose a new reporting and withholding regime with respect to certain U.S. source payments (including dividends and interest), gross proceeds from the disposition of property that can produce U.S. source interest and dividends and certain payments made by entities that are classified as financial institutions under FATCA. The governments of Jersey, Channel Islands and the United States have entered into an agreement with respect to the implementation of FATCA. Under this agreement, we do not expect to be subject to withholding under FATCA on any payments we receive. Similarly, as currently drafted, we do not expect that withholding under FATCA will apply to payments on the ordinary shares. However, significant aspects of whether or how FATCA will apply to non-U.S. issuers like us remain unclear, and no assurance can be given that withholding under FATCA will not become relevant with respect to payments on the ordinary shares in the future. Even if FATCA were to become relevant to payments on the shares, it would not be applicable earlier than January 1, 2019. Prospective investors should consult their own tax advisors regarding the potential impact of FATCA, including the agreement relating to FATCA between the governments of Jersey and the United States, to an investment in the ordinary shares.

U.S. shareholders may not be able to enforce civil liabilities against us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our UK corporate headquarters, including our development laboratory facility, and our manufacturing facility for conventional reagent products are located in Edinburgh, Scotland. We also have a manufacturing facility in Eysins, Switzerland, which we expect will become the principal manufacturing site for the MosaiQTM consumable. Our U.S. corporate headquarters are located in Newtown, Pennsylvania. The table below provides selected information regarding our existing facilities, all of which are leased.

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Headquarters/Development Laboratory Facility	Edinburgh, Scotland	3,500	5,000	July 31, 2017
Manufacturing Operations—Conventional Reagents	Edinburgh, Scotland	6,200	16,000	August 30, 2016
MosaiQTM Laboratory Facility	Edinburgh, Scotland	3,600	3,600	December 31, 2018
Manufacturing Operations—MosaiQTM	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Headquarters	Newtown, PA, USA	1,200	—	November 30, 2018
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	May 31, 2018

We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business. In November 2015, we entered into a lease for a 3.18 hectare plot of land at the Midlothian Biocampus near Edinburgh, Scotland. We are constructing a 92,000 square foot manufacturing, laboratory and office facility at this site to consolidate our Edinburgh, Scotland operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing on May 27, 2014, the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on NASDAQ under the symbols “QTNT” and “QTNTW”, respectively. In connection with the initiation of separate trading of the ordinary shares and warrants, the trading of the units (which were listed under the symbol “QTNTU”) was suspended and the units were delisted from NASDAQ. The warrants expired on October 26, 2015 and, on that date, the warrants ceased trading and were delisted from NASDAQ. Prior to our initial public offering, there was no public market for our securities. On May 27, 2016, the last reported sale price of our ordinary shares on NASDAQ was $10.755 per share.

The following table sets forth the high and low sales price per ordinary share reported on NASDAQ as traded for each of the quarters indicated:

	High	Low
Fiscal Year Ended March 31, 2016
Fourth Quarter	$16.00	$6.50
Third Quarter	$17.44	$11.05
Second Quarter	$19.95	$12.78
First Quarter	$17.15	$13.04
Fiscal Year Ended March 31, 2015
Fourth Quarter	$18.03	$12.35
Third Quarter	$19.89	$9.02
Second Quarter	$10.98	$7.49
First Quarter (1)	$9.76	$5.82
(1)	Commencing May 27, 2014.

Shareholders

On May 27, 2016, there were 22 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from March 31, 2015 through March 31, 2016 against the cumulative total return for the same period on the NASDAQ Stock Market Composite Index and the NASDAQ Healthcare Index. The results are based on an assumed $100 invested on March 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2016:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	1,827,633	$6.84	468,391
Equity compensation plans not approved by shareholders	—	—	—
(1)

Composed of the 2012 Option Plan, pursuant to which 626,072 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $3.08, and the 2014 Stock Incentive Plan, pursuant to which 1,201,561 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $8.80.  At March 31, 2016, 453,100 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

Recent Sale of Unregistered Securities

Since April 1, 2015, we issued the following securities that were not registered under the Securities Act.

On August 3, 2015, pursuant to the MidCap Facility, we issued to MidCap a warrant to purchase 111,525 of our ordinary shares at an exercise price of $16.14 per ordinary share. This warrant is exercisable for a term of ten years and contains cashless exercise provisions and customary, share-based anti-dilution protection provisions. Further warrants will be issued to MidCap in connection with each subsequent drawdown of funds by us under the MidCap Facility for new ordinary shares equal to 6.0% of the drawdown amount based on the market price of our ordinary shares at the time of issue.

On September 25, 2015, in connection with an amendment to the MidCap Facility, MidCap transferred to Oxford Finance LLC and Flexpoint MCLS SPV LLC certain of the purchase rights represented by the warrant that we previously issued to MidCap on August 3, 2015 in connection with the expansion of the MidCap Facility, and we, MidCap, Oxford and Flexpoint entered into new warrants in connection with such transfers. As a result of the amendment and such transfers, the lenders under the Facility hold warrants to exercise ordinary shares, and are committed to extend loans under the MidCap Facility, in the amounts and percentages indicated below:

Lender/Warrant Holder	Shares Issuable Upon Exercise of Warrants	Loan Commitment Percentage
MidCap	66,915	60%
Oxford	40,149	36%
Flexpoint	4,461	4%
Total	111,525	100%

The above issuances were exempt from registration under the Securities Act under Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering. No underwriters were used in connection with any of the foregoing transactions. The purchasers of securities in each such transaction represented that they were accredited investors as defined in Regulation D and that they were acquiring the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof, and appropriate legends were affixed to the securities.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of March 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2013 and 2012 and the consolidated balance sheet data as of March 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$18,022	$17,658	$16,987	$13,753	$11,550
Other revenues	500	750	2,768	618	669
Total revenue	18,522	18,408	19,755	14,371	12,219
Cost of revenue	(9,658)	(9,763)	(8,406)	(7,169)	(6,749)
Gross profit	8,864	8,645	11,349	7,202	5,470
Operating expenses:
Sales and marketing	(3,073)	(2,750)	(2,705)	(2,252)	(1,674)
Research and development, net of government grants	(28,781)	(19,216)	(8,066)	(2,617)	(1,749)
General and administrative expense:	—
Compensation expense in respect of share options and management equity incentives	(2,004)	(1,138)	(933)	(471)	—
Other general and administrative expenses	(24,094)	(15,255)	(8,537)	(6,353)	(6,011)
Total general and administrative expense	(26,098)	(16,393)	(9,470)	(6,824)	(6,011)
Total operating expense	(57,952)	(38,359)	(20,241)	(11,693)	(9,434)
Operating loss	(49,088)	(29,714)	(8,892)	(4,491)	(3,964)
Other income (expense):
Interest expense, net	(4,151)	(2,315)	(1,076)	(234)	(340)
Change in financial liability for share warrants	15,857	(22,966)	—	—	—
Other, net	3,504	(4,064)	(197)	11	(169)
Other income (expense), net	15,210	(29,345)	(1,273)	(223)	(509)
Loss before income taxes	(33,878)	(59,059)	(10,165)	(4,714)	(4,473)
Provision for income taxes	—	—	—	—	—
Net loss	$(33,878)	$(59,059)	$(10,165)	$(4,714)	$(4,473)
Net loss available to ordinary shareholders - basic and diluted	$(33,878)	$(59,059)	$(10,165)	$(4,714)	$(4,473)
Loss per share - basic and diluted	$(1.73)	$(4.00)	$(54.41)	$(62.97)	$(78.04)
Weighted-average shares outstanding - basic and diluted	19,558,152	14,773,386	186,817	74,866	57,317

	As of March 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$44,100	$37,525	$7,192	$4,219
Total assets	119,750	80,204	28,296	12,891
Long-term debt	27,910	9,853	13,593	3,000
Total liabilities	73,027	81,819	30,581	7,931
Total shareholders' funds (deficit)	$46,723	$(1,615)	$(31,536)	$(23,061)

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

Our Business

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody identification. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for nucleic acid).

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in donor and patient testing environments while improving patient outcomes.

We currently operate as one business segment with over 330 employees in the United Kingdom, Switzerland and the United States. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 52%, 55% and 51% of total revenue during the years ended March 31, 2016, 2015 and 2014, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2016, we had an accumulated deficit of $108.2 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ™. Our total revenue was $18.5 million for the year ended March 31, 2016, $18.4 million for the year ended March 31, 2015, and $19.8 million for the year ended March 31, 2014. Our net loss was $33.9 million for the year ended March 31, 2016, $59.1 million for the year ended March 31, 2015, and $10.2 million for the year ended March 31, 2014.

On April 30, 2014, we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. We raised net proceeds of $37.2 million after deducting underwriting discounts and commissions, while other costs of the offering amounted to $3.6 million. Each unit comprised one ordinary share and one warrant and each warrant permitted the holder, prior to October 26, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share. At the time of the offering, we recorded a financial liability in our financial statements amounting to $8.5 million, which represented the value ascribed to the warrants attributable to our initial public offering of units. On May 27, 2014, our ordinary shares and warrants began trading separately on The NASDAQ Global Market and the units were delisted. On October 26, 2015, the warrants expired and were delisted. Of the 5,000,000 warrants issued, 4,981,052 were exercised prior to the expiration date and 18,948 were cancelled on October 26, 2015. The exercise of the warrants resulted in the issuance of 3,984,823 ordinary shares and we received proceeds of $35.1 million. We recorded the change in the market value of the warrants between the date of our initial public offering and the expiration date as an expense or income within net other income (expense) in our income statement. For the year ended March 31, 2015, we recorded an expense of $23.0 million and in the year ended March 31, 2016, we recorded income of $15.9 million.

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

On August 3, 2015, we entered into an amended agreement with MidCap to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. The amended facility agreement with MidCap included a covenant to maintain cash balances above $10 million.

On February 10, 2016, we completed a public offering of 4,444,445 newly issued ordinary shares at a price of $9.00 per share. The net proceeds from this offering were $36.8 million, net of underwriting discounts and other offering expenses, while the other costs of the offering amounted to $0.8 million.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 73% for the year ended March 31, 2016, 72% for the year ended March 31, 2015 and 71% for the year ended March 31, 2014. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

Our revenue is denominated in multiple currencies. Sales in the United States and to certain of our OEM customers are denominated in U.S. Dollars. Sales in Europe and the rest of the world are denominated primarily in U.S. Dollars, Pounds Sterling or Euros. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the United Kingdom, Switzerland and the United States. We operate globally and therefore changes in foreign currency exchange rates may become material to us in the future due to factors beyond our control. See “—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Risk.”

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 48% for year ended March 31, 2016, 47% for the year ended March 31, 2015 and 57% for the year ended March 31, 2014. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 46% for the year ended March 31, 2016, 45% for the years ended March 31, 2015 and 50% for the year ended March 31, 2014. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes, which should improve our gross margin on product sales.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel costs related to our sales activities. These expenses also include direct and indirect costs associated with our product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States, but decline as a percentage of product sales.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. In 2015, changes in UK tax legislation enabled our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

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

Other income (expense), net consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. In the years ended March 31, 2016 and 2015 net other expense also includes the change in the fair value of our warrants, asset write-downs related to the conversion of the Eysins, Switzerland facility and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2016 and 2015— Other income (expense).”

Results of Operations

Comparison of Years ended March 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Years ended March 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$18,022	97%	$17,658	96%	$364	2%
Other revenues	500	3%	750	4%	(250)	-33%
Total revenue	18,522	100%	18,408	100%	114	1%
Cost of revenue	9,658	52%	9,763	53%	(105)	-1%
Gross profit	8,864	48%	8,645	47%	219	3%
Operating expenses:
Sales and marketing	3,073	17%	2,750	15%	323	12%
Research and development	28,781	155%	19,216	104%	9,565	50%
General and administrative	26,098	141%	16,393	89%	9,705	59%
Total operating expenses	57,952	313%	38,359	208%	19,593	51%
Operating (loss)	(49,088)	-265%	(29,714)	-161%	(19,374)	65%
Other income (expense):
Interest expense, net	(4,151)	-22%	(2,315)	-13%	(1,836)	79%
Other, net	19,361	105%	(27,030)	-147%	46,391	—
Total other income (expense), net	15,210	82%	(29,345)	-159%	44,555	-152%
Loss before income taxes	(33,878)	-183%	(59,059)	-321%	25,181	-43%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(33,878)	-183%	$(59,059)	-321%	$25,181	-43%

Revenue

Total revenue increased by 1% to $18.5 million for the year ended March 31, 2016, compared with $18.4 million for the year ended March 31, 2015. Product sales revenue increased by 2% to $18.0 million for the year ended March 31, 2016, compared with $17.7 million for the year ended March 31, 2015. Higher product sales volumes were offset by a $1.0 million negative impact of a stronger U.S. dollar relative to the British Pound and Euro. Products sold by standing purchase order were 73% of product sales for the year ended March 31, 2016, compared with 72% for the year ended March 31, 2015. Total revenue for the years ended March 31, 2016 and 2015 also included product development revenues of $0.5 million and $0.8 million, respectively.

The below table sets forth revenue by product group:

	Years ended March 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$12,165	66%	$12,377	67%	$(212)	-2%
Product sales - direct customers and distributors	5,857	32%	5,281	29%	576	11%
Other revenues	500	3%	750	4%	(250)	-33%
Total revenue	$18,522	100%	$18,408	100%	$114	1%

OEM Sales. Product sales to OEM customers decreased 2% to $12.2 million for the year ended March 31, 2016, compared with $12.4 million for the year ended March 31, 2015. Higher product sales volumes and better pricing on sales to existing OEM customers were offset by the negative impact of a stronger U.S. dollar relative to the British Pound and Euro.

Direct Sales to Customers and Distributors. Direct product sales increased 11% to $5.9 million for the year ended March 31, 2016 compared with $5.3 million for the year ended March 31, 2015. Direct sales in the United States increased by 17%, which was mainly attributable to sales of our reagent red blood cell products and recently launched new products. Direct sales outside the United States decreased by 6% as a result of our decision to rationalize our product offering in Europe and the negative impact of a stronger U.S. dollar relative to the British Pound and Euro.

Other Revenues. Other revenues of $0.5 million for the year ended March 31, 2016 consisted of product development fees associated with the development of a range of rare antisera products for an OEM customer. During the year ended March 31, 2015, we recognized $0.8 million of product development fees related to the same development program.

Cost of revenue and gross margin

Cost of revenue decreased by 1% to $9.7 million for the year ended March 31, 2016, compared with $9.8 million for the year ended March 31, 2015. Costs associated with greater sales volumes were mostly offset by foreign exchange effects and efficiencies in our manufacturing operations.

Gross profit on total revenue in the year ended March 31, 2016 was $8.9 million, an increase of 3% when compared with $8.6 million in the year ended March 31, 2015. The increase was mainly attributable to greater gross profit on product sales, which offset a $0.3 million decrease in other revenues. Excluding other revenues, gross profit on product sales in the year ended March 31, 2016 was $8.4 million, an increase of 5% when compared with $7.9 million in the year ended March 31, 2015. The gross profit on product sales improvement was mainly attributable to the positive impact of greater sales volumes and better pricing on sales to existing OEM customers, offset by the negative impact of foreign exchange rate movements.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 48% for the year ended March 31, 2016, compared with 47% for the year ended March 31, 2015. Gross margin on product sales increased to 46% for the year ended March 31, 2016, compared with 45% for the year ended March 31, 2015.

Sales and marketing expenses

Sales and marketing expense increased by 12% to $3.1 million for the year ended March 31, 2016, compared with $2.8 million for the year ended March 31, 2015. The increase was mainly attributable to higher advertising and promotional costs. As a percentage of total revenue, sales and marketing expenses were 17% for the year ended March 31, 2016, compared with 15% for the year ended March 31, 2015.

Research and development expenses

	Years ended March 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$26,624	144%	$17,661	96%	$8,963	51%
Other research and development	2,556	14%	2,058	11%	498	24%
Tax credits and grants	(399)	-2%	(503)	-3%	104	-21%
Total research and development expenses	$28,781	155%	$19,216	104%	$9,565	50%

Research and development expenses increased by $9.6 million to $28.8 million for the year ended March 31, 2016, compared with $19.2 million for the year ended March 31, 2015. As a percentage of total revenue, research and development expenses increased to 155% for the year ended March 31, 2016, compared with 104% for the year ended March 31, 2015. This reflected incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development, as well as development activities associated with new conventional reagent product introductions. Research and development expenses for the year ended March 31, 2015 also included a $1.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ™.

Grant income and tax credits included $0.4 million of tax credits in the year ended March 31, 2016 and $0.5 million of grant income in the year ended March 31, 2015. Changes in UK tax legislation now enable our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but are now being claimed and are included as an offset to our research and development expenses.

General and administrative expenses

General and administrative expenses increased by 59% to $26.1 million for the year ended March 31, 2016, compared with $16.4 million for the year ended March 31, 2015, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $2.0 million of stock compensation expense in the year ended March 31, 2016 compared with $1.1 million in the year ended March 31, 2015. As a percentage of total revenue, general and administrative expenses increased to 141% for the year ended March 31, 2016, compared with 89% for the year ended March 31, 2015.

Other income (expense)

Net interest expense was $4.2 million for the year ended March 31, 2016, compared with $2.3 million for the year ended March 31, 2015. Interest expense in the years ended March 31, 2016 and March 31, 21015 included interest charges on our borrowings from MidCap Financial LLC (“MidCap Financial”), which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap Financial amounted to $15.0 million during the year ended March 31, 2015. During the year ended March 31, 2016, borrowings from MidCap Financial from April 1, 2015 to July 1, 2015 were $15.0 million, then decreased to $14.5 million from July 1, 2015 to August 3, 2015 as a result of scheduled principal amortization and then increased to $30.0 million as a result of the increase in our credit facility. In the year ended March 31, 2016, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015, compared with $0.2 million of such dividends in the year ended March 31, 2015 and $1.5 million of amortization of deferred funding costs compared with $0.8 million of amortization of deferred funding costs in the year ended March 31, 2015.

Other income for the year ended March 31, 2016 included income of $15.9 million related to the change in the fair value of the warrants issued at the time of our initial public offering and foreign exchange gains of $4.1 million arising on monetary assets and liabilities denominated in foreign currencies offset by $0.6 million of previously deferred fees that were expensed as a result of the expansion of our MidCap Facility in August 2015.

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

Sales and marketing expenses

Sales and marketing expense increased by 2% to $2.8 million for the year ended March 31, 2015, compared with $2.7 million for the year ended March 31, 2014. The increase resulted primarily from commissions paid on greater direct product sales in the United States. As a percentage of total revenues, sales and marketing expenses were 15% for the year ended March 31, 2015, compared with 14% for the year ended March 31, 2014.

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

Research and development expenses increased by $11.2 million to $19.2 million for the year ended March 31, 2015, compared with $8.1 million for the year ended March 31, 2014. As a percentage of total revenue, research and development expenses increased to 104% for the year ended March 31, 2015, compared with 41% for the year ended March 31, 2014. This reflected increased expenditure on the MosaiQ™ project following the completion of our initial public offering and development activities associated with new conventional reagent product introductions. Research and development expenses for the year ended March 31, 2015 also included a $1.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ™.

Grant income and tax credits included $0.5 million of tax credits in the year ended March 31, 2015 and $0.4 million of grant income in the year ended March 31, 2014. Changes in UK tax legislation enabled our UK subsidiary to claim certain tax credits on its research and development expenditures. Previously, these tax credits increased the unutilized tax losses of our UK subsidiary, but in the year ended March 31, 2015 were now being claimed and included as an offset to our research and development expenses.

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

Other expense

Net interest expense was $2.3 million for the year ended March 31, 2015, compared with $1.1 million for the year ended March 31, 2014. Interest expense in the year ended March 31, 2015 primarily consisted of interest charges on $15.0 million of borrowings from MidCap Financial, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). It also included $0.8 million of amortization of costs related to the MidCap Financial borrowings and $0.2 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. Interest expense in the year ended March 31, 2014 primarily consisted of interest charges on $3.0 million of borrowings from Haemonetics, Inc., which bore interest at 7.5% per annum. Part of the proceeds of the MidCap Financial borrowings was used to repay the Haemonetics borrowings in full on December 9, 2013. Net interest expense for the year ended March 31, 2014 also included a charge of $0.3 million related to unamortized fees associated with the Haemonetics borrowings.

Other expense for the year ended March 31, 2015 included an expense of $23.0 million related to the change in the fair value of the warrants issued at the time of our initial public offering. It also included $3.8 million costs incurred in relation to the Ortho Agreement and other advisory fees, an exceptional charge of $0.6 million related to the portion of fees associated with our initial public offering that were attributable to the issuance of the warrants, an expense of $0.4 million related to the settlement of a dispute with Scottish National Blood Transfusion Service, $0.4 million of asset write-downs related to the conversion of the Eysins, Switzerland facility and $1.1 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. Other expense in the year ended March 31, 2014 included $0.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

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

	2014			2015				2016
	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31
	(in thousands, except percentages)
Revenue:
Product sales	$5,267	$4,527	$3,962	$3,902	$4,850	$4,273	$4,354	$4,545
Other revenues	650	—	100	—	—	—	—	500
Total revenue	5,917	4,527	4,062	3,902	4,850	4,273	4,354	5,045
Cost of revenue	(2,451)	(2,706)	(2,204)	(2,404)	(2,751)	(2,124)	(2,225)	(2,558)
Gross profit	3,466	1,822	1,857	1,498	2,099	2,149	2,129	2,487
Operating expenses:
Sales and marketing	(697)	(609)	(789)	(655)	(658)	(774)	(918)	(723)
Research and development	(3,685)	(5,435)	(4,453)	(5,643)	(6,810)	(8,381)	(6,931)	(6,659)
General and administrative	(3,490)	(3,998)	(3,943)	(4,961)	(5,124)	(5,965)	(7,059)	(7,950)
Total operating expenses	(7,872)	(10,043)	(9,185)	(11,259)	(12,592)	(15,120)	(14,908)	(15,332)
Operating profit (loss)	(4,405)	(8,221)	(7,327)	(9,761)	(10,493)	(12,971)	(12,779)	(12,845)
Other income (expense):
Interest expense, net	(534)	(539)	(541)	(701)	(797)	(1,061)	(1,134)	(1,159)
Other, net	2,324	(2,960)	(34,435)	8,041	1,136	9,599	4,135	4,491
Total other income (expense), net	1,789	(3,498)	(34,976)	7,340	339	8,538	3,001	3,332
Loss before income taxes	(2,616)	(11,719)	(42,303)	(2,421)	(10,154)	(4,433)	(9,778)	(9,513)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	$(2,616)	$(11,719)	$(42,303)	$(2,421)	$(10,154)	$(4,433)	$(9,778)	$(9,513)
% of Product Sales from Standing Purchase Orders	71%	70%	74%	74%	74%	71%	71%	77%
Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2015 and in fiscal 2016, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project and milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2016, we had an accumulated deficit of $108.2. million. During the year ended March 31, 2016, we incurred a net loss of $33.9 million and used $47.0 million of cash for operating activities. During the year ended March 31, 2015, we had a net loss of $59.1 million and used $26.6 million of cash for operating activities. We incurred a net loss of $10.2 million and used $4.4 million of cash for operating activities during the year ended March 31, 2014. As described under results of operations, the increase in our use of cash during the years ended March 31, 2016 and March 31, 2015 was primarily attributable to our investment in the development of MosaiQ™ and increased corporate costs, including costs related to our transition to a public company.

Prior to our initial public offering, our principal source of funding had been investment in new share capital by our shareholders, which in the year ended March 31, 2014 amounted to $3.1 million. In the year ended March 31, 2014, we also incurred net new borrowings of $11.6 million. On April 30, 2014, we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. We raised net proceeds of $37.2 million after deducting underwriting discounts and commissions, while other costs of the offering amounted to $3.6 million. Each unit comprised one ordinary share and one warrant and each warrant permitted the holder, prior to October 26, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share. On October 26, 2015, the warrants expired and were delisted. Of the 5,000,000 warrants issued, 4,981,052 were exercised prior to the expiration date and 18,948 were cancelled on October 26, 2015. The exercise of the warrants resulted in the issuance of 3,984,823 ordinary shares and we received proceeds of $35.1 million.

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

On August 3, 2015, we entered into an amended agreement with MidCap to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. The amended facility agreement with MidCap included a covenant to maintain cash balances above $10 million.

On February 10, 2016 we completed a public offering of 4,444,445 of our ordinary shares at a price of $9.00 per share.  The net proceeds from this offering were $36.8 million net of underwriting discounts and other offering expenses.

From our incorporation in 2012 to March 31, 2016, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $115.1 million of gross proceeds from public offerings of our shares and warrants. As of March 31, 2016, we had cash and cash equivalents of $44.1 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

MidCap Term Loan Facility

On December 6, 2013, we entered into a secured term loan facility with MidCap Financial under which MidCap Financial advanced $15.0 million to our U.S. subsidiary. The term loan bore interest at LIBOR + 6.7% (with a LIBOR floor of 2.00%). Interest was payable monthly in arrears and principal was repayable commencing on July 1, 2015 in 30 monthly installments. The loan was secured by all of our assets, including the equity of all our subsidiaries. Under the terms of the agreement, we granted MidCap Financial a warrant to purchase 200,000 C preference shares at an exercise price of $3.00 per share. This was converted into a warrant to purchase 64,000 ordinary shares at $9.38 per share immediately prior to the completion of our IPO in April 2014. We used $3.0 million of the proceeds of this facility to repay the Haemonetics borrowings described below and the balance was available for general working capital purposes, including ongoing investment in MosaiQTM.

On August 3, 2015, we entered into an amended agreement with MidCap to expand its existing secured term loan facility from $15 million to $30 million.  MidCap also agreed to make available additional credit facilities totaling $20.0 million.  As a result of the expansion of the facility, we received net proceeds in the aggregate amount of $14.8 million.

The initial secured loan of $30.0 million has a term of 48 months with interest only payments for the first 18 months and straight-line amortization of principal for the remaining 30 months.  Interest on the outstanding balance of the term credit facility is payable monthly in arrears at an annual rate of one-month LIBOR plus 6.7% subject to a LIBOR floor of 2.0%.  The loan is secured by all of the our assets, including the equity of all of our subsidiaries.

The additional credit facilities, totaling $20 million, are subject to us obtaining European CE Mark for the MosaiQTM blood grouping consumable and the first commercial sale of the MosaiQTM blood grouping consumable in the European Union.

Pursuant to the amended agreement, we issued to MidCap a warrant (“MidCap Warrant”) to purchase 111,525 ordinary shares at an exercise price of $16.14 per ordinary share.  The MidCap Warrant is exercisable for a term of ten years and contains cashless exercise provisions and customary, share-based anti-dilution protection provisions.  For additional information regarding the MidCap Warrant, see "Item 5. Recent Sale of Unregistered Securities."

The terms of the secured term loan facility contain various affirmative and negative covenants.  In particular, we are not permitted to allow net product revenue over a 12-month period to be lower than a range of minimum thresholds specified in the agreement. The testing dates are on the 15th of each month and the testing periods are the twelve full months ending one full calendar month preceding each testing date.  In addition, we are required to maintain unrestricted cash and cash equivalents in an amount not less than $10 million as of the last day of each calendar month.

Haemonetics Loan Notes

In 2010, we borrowed $3.0 million from Haemonetics, Inc., a healthcare company providing blood management solutions, by issuing loan notes in the same amount. Our borrowings from Haemonetics bore interest at a rate of 7.5% per annum calculated and payable quarterly in arrears, and were redeemable in March of 2017. On December 9, 2013, we repaid our Haemonetics borrowings in full with the proceeds of our initial MidCap Financial term loan agreement described above.

Cash Flows for the Years Ended March 31, 2016 and 2015

Operating activities

Net cash used in operating activities was $47.0 million during the year ended March 31, 2016, which included net losses of $33.9 million and non-cash items of $8.8 million. Non-cash items were depreciation and amortization expense of $2.9 million, share-based compensation expense of $2.0 million, amortization of deferred debt issue costs of $1.5 million and accrued preference share dividends of $1.1 million, offset by a change in the fair value of the liability in respect of share warrants of $15.9 million and amortization of lease incentives of $0.4 million. We also experienced a net cash outflow of $4.3 million from changes in operating assets and liabilities during the period, consisting primarily of an $8.1 million increase in inventories and a $0.5 million increase in accounts receivable, offset by a $2.6 million decrease in other assets and a $1.8 million increase in accounts payable and accrued liabilities.

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

Investing activities

Net cash used in investing activities was $29.0 million and $24.0 million for the years ended March 31, 2016 and 2015, respectively. Purchases of property and equipment in the year ended March 31, 2016 were $28.9 million and included $24.5 million related to the MosaiQTM project and $4.4 million related to our conventional reagent business. We also invested $0.1 million on new product licenses within our conventional reagent operations. Purchases of property and equipment in the year ended March 31, 2015 included $23.4 million related to the MosaiQTM project and $0.5 million related to our conventional reagent business. We also invested $0.2 million on new product licenses within our conventional reagent operations in the year ended March 31, 2015.

Financing activities

Net cash provided by financing activities was $85.6 million during the year ended March 31, 2016, consisting primarily of net proceeds of $36.8 million from the February 2016 public offering of ordinary shares and net proceeds of $34.5 million from the exercise of warrants issued at the time of our initial public offering and incentive share options. We also received $14.3 million from the expansion of our secured credit facility with MidCap in August 2015.

Net cash provided by financing activities was $85.1 million during the year ended March 31, 2015, consisting primarily of net proceeds of $34.3 million from our initial public offering, net proceeds of $24.7 million from the November 2014 private placement of ordinary shares and pre-funded warrants, net proceeds of $25.0 million from the January 2015 private placement of ordinary shares and preference shares, $0.8 million of proceeds from the exercise of options and warrants and $0.2 million of net capital lease receipts.

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

Investing activities

Net cash used in investing activities was $24.0 million and $7.1 million for the years ended March 31, 2015 and 2014, respectively. Purchases of property and equipment in the year ended March 31, 2015 included $23.4 million related to the MosaiQTM project and $0.5 million related to our conventional reagent business. We also invested $0.2 million on new product licenses within our conventional reagent operations in the year ended March 31, 2015. Purchases of property and equipment in the year ended March 31, 2014 included $6.8 million related to the MosaiQTM project and $0.4 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $85.1 million during the year ended March 31, 2015, consisting primarily of net proceeds of $34.3 million from our initial public offering, net proceeds of $24.7 million from the November 2014 private placement of ordinary shares and pre-funded warrants, net proceeds of $25.0 million from the January 2015 private placement of ordinary shares and preference shares, $0.8 million of proceeds from the exercise of options and warrants and $0.2 million of net capital lease receipts.

Net cash provided by financing activities was $14.6 million during the year ended March 31, 2014, consisting primarily of share issuance proceeds of $3.1 million and net borrowings of $11.6 million, which was offset by $166,000 of capital lease payments.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. We expect our operating expenses to increase during the year ended March 31, 2017, as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities.

As of March 31, 2016, we had cash and cash equivalents of $44.1 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations in the near term, including the continued development of MosaiQ™ to commercialization, from a combination of funding sources, including through the use of existing cash balances, asset-based financing and the issuance of new equity and debt. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our credit facilities, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2016.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
MidCap Financial long term debt	$30,000	$1,000	$24,000	$5,000	$—
Interest on MidCap Financial debt	6,897	2,603	2,871	1,423	—
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	4,200	—	4,200	—	—
Operating and capital leases	9,500	2,754	5,311	1,435	—
STRATEC Biomedical development agreement (2)	4,054	4,054	—	—	—
STRATEC Biomedical manufacturing agreement (3)	58,778	—	22,850	35,928	—
SCHOTT supply agreement (4)	3,283	3,283	—	—	—
MW High Tech Projects construction contract (5)	26,059	21,452	4,607	—	—
Other	7,264	6,907	357	—	—
Total contractual obligations	$165,035	$42,053	$79,196	$43,786	$—

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2019, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a development agreement with STRATEC Biomedical AG, or STRATEC, in connection with the development of the MosaiQTM instrument. STRATEC’s fees under this agreement will total in aggregate $14.9 million (€13.1 million) using March 31, 2016 exchange rates, of which $10.8 million (€9.5 million) of expense was incurred prior to March 31, 2016. For a description of our development agreement with STRATEC, see “Business—MosaiQTM Manufacturing and Supply—STRATEC Biomedical AG”.

(3)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ™ instruments over a six year period starting after completion of the sixth development milestone. The total purchase obligation under this agreement is $58.8 million (€51.8 million) using March 31, 2016 exchange rates.

(4)

We have entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development of the MosaiQTM consumable through April 2017. The total purchase obligation under this agreement is $10.7 million (€9.4 million) using March 31, 2016 exchange rates, of which $7.4 million (€6.5 million) was paid prior to March 31, 2016. In the event we have not purchased the required quantities during any calendar year, we are obligated to pay SCHOTT a minimum commitment, which in aggregate amounts to $8.3 million (€7.3 million), using March 31, 2016 exchange rates. The payments of $7.4 million (€6.5 million) made prior to March 31, 2016 count towards this minimum commitment. For a description of our supply agreement with SCHOTT, see “Business—MosaiQTM Manufacturing and Supply—SCHOTT Technical Glass Solutions GmbH”.

(5)

We have entered into a contract with MW High Tech Products UK Limited for the construction of a new manufacturing facility for our conventional reagents business near Edinburgh, Scotland.  This contract can be terminated by us at any time upon payment of the construction costs accrued to the date of termination.

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

Intangible assets

The intangible assets included in our financial statements include intangible assets identified as at the time of the acquisition of the business of Alba Bioscience on August 31, 2007. At the time of this acquisition, we identified intangible assets related to customer relationships, master cell lines and certain other items, which include domain names and product trademarks. The customer relationships have been amortized over a five-year period, which resulted in them becoming fully amortized at August 31, 2012. The other items were amortized over a seven-year period from August 31, 2007.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2016, 2015 or 2014.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of option awards and multi-year performance based restricted share units or MRSUs at the grant date is calculated using the Black-Scholes model or other valuation models, which use a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the financial statements included in this Annual Report.

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the financial statements included in this Annual Report.

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

Cash and cash equivalents. At March 31, 2016, we had cash and cash equivalents of $44.1 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Term loan facility. We currently have term debt of $30.0 million drawn under a term loan facility with MidCap Financial Trust. The term loan carries a variable interest rate of 6.7% above LIBOR, with a LIBOR floor of 2.00%. If there is a rise in LIBOR interest rates above 2.00%, our debt service obligation would increase even though the amount borrowed remained the same, which would affect our results of operations, financial condition and liquidity. Assuming no change in our debt obligations from the amount drawn down under the term loan, a hypothetical one percentage point change in underlying variable rates would not currently change our annual interest expense and cash flow from operations.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2016, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.4 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.4 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2016, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.4 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.4 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2016, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $14.0 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2017 is $4.5 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2017 after taking account of the shelter provided by our existing hedging arrangements through December 2016. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period.

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

Index to financial statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of March 31, 2016 and 2015	61
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016, 2015 and 2014	62
Consolidated Statements of Redeemable Convertible Preference Shares and changes in Shareholders’ Equity for the years ended March 31, 2016, 2015 and 2014	63
Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014	64
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quotient Limited

We have audited the accompanying consolidated balance sheets of Quotient Limited as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, redeemable convertible preference shares and changes in shareholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Limited at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Belfast, United Kingdom

May 31, 2016

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$44,100	$37,525
Trade accounts receivable, net	2,269	1,808
Inventories	12,584	4,608
Prepaid expenses and other current assets	2,780	5,580
Total current assets	61,733	49,521
Property and equipment, net	57,115	29,733
Intangible assets, net	902	950
Total assets	$119,750	$80,204
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,286	$7,238
Accrued compensation and benefits	3,294	2,565
Accrued expenses and other current liabilities	9,180	8,787
Financial liability in respect of share warrants	—	31,011
Current portion of long-term debt	1,000	4,500
Current portion of lease incentive	439	435
Current portion of capital lease obligation	152	239
Total current liabilities	21,351	54,775
Long-term debt, less current portion	27,910	9,853
Lease incentive, less current portion	1,316	1,740
Capital lease obligation, less current portion	1,723	276
Defined benefit pension plan obligation	4,502	—
7% Cumulative redeemable preference shares	16,225	15,175
Total liabilities	73,027	81,819
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 25,408,950 and 17,020,574 issued and outstanding at March 31, 2016 and March 31, 2015 respectively;	155,914	84,525
Additional paid in (distribution in excess of) capital	11,664	(6,684)
Accumulated other comprehensive loss	(12,623)	(5,102)
Accumulated deficit	(108,232)	(74,354)
Total shareholders' equity (deficit)	46,723	(1,615)
Total liabilities and shareholders' equity (deficit)	$119,750	$80,204

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2016	2015	2014
Revenue:
Product sales	$18,022	$17,658	$16,987
Other revenues	500	750	2,768
Total revenue	18,522	18,408	19,755
Cost of revenue	(9,658)	(9,763)	(8,406)
Gross profit	8,864	8,645	11,349
Operating expenses:
Sales and marketing	(3,073)	(2,750)	(2,705)
Research and development, net of government grants	(28,781)	(19,216)	(8,066)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(2,004)	(1,138)	(933)
Other general and administrative expenses	(24,094)	(15,255)	(8,537)
Total general and administrative expense	(26,098)	(16,393)	(9,470)
Total operating expense	(57,952)	(38,359)	(20,241)
Operating loss	(49,088)	(29,714)	(8,892)
Other income (expense)
Interest expense, net	(4,151)	(2,315)	(1,076)
Change in financial liability for share warrants	15,857	(22,966)	—
Other, net	3,504	(4,064)	(197)
Other income (expense), net	15,210	(29,345)	(1,273)
Loss before income taxes	(33,878)	(59,059)	(10,165)
Provision for income taxes	—	—	—
Net loss	$(33,878)	$(59,059)	$(10,165)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$9	$(293)	$94
Foreign currency gain (loss)	(3,028)	(5,114)	397
Provision for pension benefit obligation	(4,502)	—	—
Other comprehensive income (loss)	(7,521)	(5,407)	491
Comprehensive loss	$(41,399)	$(64,466)	$(9,674)
Net loss available to ordinary shareholders - basic and diluted	$(33,878)	$(59,059)	$(10,165)
Loss per share - basic and diluted	$(1.73)	$(4.00)	$(54.41)
Weighted-average shares outstanding - basic and diluted	19,558,152	14,773,386	186,817

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary shares		Deferred shares		Additional paid in (Distribution in excess of)	Accumulated Other Comprehensive	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Loss	Deficit	(Deficit)
March 31, 2013	27,160,855	$28,021	75,914	$—	206,184	$—	$(17,745)	$(186)	$(5,130)	$(23,061)
Issue of shares upon exercise of warrants	142,506	150	—	—	—	—	19	—	—	19
Issue of shares, net of issue costs of $195	929,167	2,592	60,044	247	—	—	—	—	—	247
Conversion of deferred shares	—	—	206,184	—	(206,184)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,165)	(10,165)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	94	—	94
Foreign currency translation loss	—	—	—	—	—	—	—	397	—	397
Other comprehensive income	—	—	—	—	—	—	—	491	—	491
Stock-based compensation	—	—	—	—	—	—	933	—	—	933
March 31, 2014	28,232,528	$30,763	342,142	$247	$—	$—	$(16,793)	$305	$(15,295)	$(31,536)
Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	—	—	421	—	—	31,287
Issue of shares, net of issue costs of $10,847	—	—	7,444,445	52,561	—	—	—	—	—	52,561
Issue of pre-funded warrants	—	—	—	—	—	—	8,067	—	—	8,067
Issue of shares upon exercise of incentive share options	—	—	137,478	304	—	—	—	—	—	304
Issue of shares upon exercise of warrants	—	—	62,104	547	—	—	483	—	—	1,030
Net loss	—	—	—	—	—	—	—	—	(59,059)	(59,059)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	(293)	—	(293)
Foreign currency translation loss	—	—	—	—	—	—	—	(5,114)	—	(5,114)
Other comprehensive loss	—	—	—	—	—	—	—	(5,407)	—	(5,407)
Stock-based compensation	—	—	—	—	—	—	1,138	—	—	1,138
March 31, 2015	—	$—	17,020,574	$84,525	$—	$—	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares, net of issue costs of $3,165	—	—	4,444,445	36,835	—	—	—	—	—	36,835
Issue of shares upon exercise of incentive share options	—	—	21,212	41	—	—	—	—	—	41
Issue of shares upon exercise of warrants	—	—	3,922,719	34,513	—	—	15,154	—	—	49,667
Issue of warrants	—	—	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	—	—	(33,878)	(33,878)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—	—	9	—	9
Foreign currency translation loss	—	—	—	—	—	—	—	(3,028)	—	(3,028)
Provision for pension benefit obligation	—	—	—	—	—	—	—	(4,502)	—	(4,502)
Other comprehensive loss	—	—	—	—	—	—	—	(7,521)	—	(7,521)
Stock-based compensation	—	—	—	—	—	—	2,004	—	—	2,004
March 31, 2016	—	$—	25,408,950	$155,914	$—	$—	$11,664	$(12,623)	$(108,232)	$46,723

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net loss	$(33,878)	$(59,059)	$(10,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	2,945	1,676	622
Share-based compensation	2,004	1,138	933
Amortization of lease incentive	(434)	(443)	—
Amortization of deferred debt issue costs	1,472	776	464
Accrued preference share dividends	1,050	175	—
Change in financial liability for share warrants	(15,857)	22,966	—
Net change in assets and liabilities:
Trade accounts receivable, net	(519)	362	(748)
Inventories	(8,126)	(552)	(897)
Accounts payable and accrued liabilities	955	7,358	5,100
Accrued compensation and benefits	812	772	874
Lease incentive	—	—	2,907
Other assets	2,603	(1,760)	(3,470)
Net cash used in operating activities	(46,973)	(26,591)	(4,380)
INVESTING ACTIVITIES:
Purchase of property and equipment	(28,906)	(23,854)	(7,226)
Refund (purchase) of intangible assets	(71)	(188)	94
Net cash used in investing activities	(28,977)	(24,042)	(7,132)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(39)	195	(166)
Proceeds from drawdown of new debt	15,000	—	15,000
Repayment of debt	—	—	(3,000)
Debt issue costs	(703)	—	(372)
Proceeds from issuance of preference shares	—	15,000	2,885
Proceeds from issuance of ordinary shares	71,390	69,879	247
Net cash generated from financing activities	85,648	85,074	14,594
Effect of exchange rate fluctuations on cash and cash equivalents	(3,123)	(4,108)	(109)
Change in cash and cash equivalents	6,575	30,333	2,973
Beginning cash and cash equivalents	37,525	7,192	4,219
Ending cash and cash equivalents	$44,100	$37,525	$7,192
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$2,164	$1,364	$637

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

On February 16, 2012, Quotient Limited also: (i) issued 10,640,664 B Preference shares to third-party investors; (ii) issued 56,936 A Ordinary shares, 18,978 A Deferred shares, 37,957 B Deferred shares and 168,227 C Deferred shares to the holders of equivalent shares in QBDG; (iii) repurchased 1,553,598 A Preference shares; and (iv) purchased certain intellectual property rights relating to MosaiQTM from QBDG.

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

On November 25, 2014, the Company entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permits the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs.

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

On August 3, 2015, the Company entered into an amended agreement with MidCap Financial Trust to expand its existing secured term loan facility from $15.0 million to $30.0 million. MidCap Financial Trust also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. The amended facility agreement with MidCap Financial Trust included a covenant to maintain cash balances above $10 million.

On October 26, 2015, the warrants issued at the time of the Company’s initial public offering expired.  Of the 5,000,000 issued warrants, 4,981,052 were exercised prior to the expiration date and 18,948 were cancelled on October 26, 2015. The exercise of the warrants resulted in the issuance of 3,984,823 ordinary shares and proceeds of $35.1 million being received by the Company.

On February 10, 2016, the Company completed a public offering of 4,444,445 of its ordinary shares at a price of $9.00 per share.  The net proceeds from this offering were $36.8 million net of underwriting discounts and other offering expenses.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $108.2 million as of March 31, 2016. At March 31, 2016 the Company had cash holdings of $44.1 million and had covenants in place with lenders to maintain cash holdings above $10 million. The Company has expenditure plans over the next twelve months that exceed its current cash holdings, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near term, including the continued development of MosaiQTM to commercialization, from a combination of funding sources, including through the use of existing cash balances, asset-based financing and the issuance of new equity or debt. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2016 and 2015, all cash and cash equivalents comprised cash balances held with the banks used by the company and its subsidiaries. At March 31, 2016 and March 31, 2015, the Company held $317 and $314 respectively in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2016 and 2015 was $126 and $150, respectively.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2016 and March 31, 2015.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2016 or March 31, 2015. This customer represented 58% and 47% of the accounts receivable balances, as of March 31, 2016 and March 31, 2015, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2016, 2015 and 2014. This customer represented 57%, 55% and 54% of total product sales for the fiscal years March 31, 2016, 2015 and 2014, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2016 and 2015, respectively.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended 2016, 2015 and 2014, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2016, 2015 or 2014.

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

The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. The terms of these arrangements may include non-refundable upfront payments, milestone payments, other contingent payments and royalties on any product sales derived on collaboration. Up-front fees received in connection with collaborative agreements are deferred upon receipts, are not considered a separate unit of accounting and are recognized as revenues over the relevant performance periods. Revenues related to research and development services included in a collaboration agreement are recognized as research and services are performed over the related performance periods for each contract and included in other revenues. A payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“Ortho”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with Ortho. Under the terms of the agreement, the Company is entitled to receive milestone payments of $2,750 upon the receipt of CE-marks for the rare antisera products, $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on Ortho’s automation platform. The Company concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition. During the fiscal year ended March 31, 2014, the Company recognized $2,750 of milestone revenue relating to the achievement of the CE-mark milestone. The agreement also contains one further milestone of $650 payable when Ortho orders $250 of the rare antisera products covered by the agreement. This payment represents a royalty payment and was recognized during the year ended March 31, 2015. During the fiscal year ended March 31, 2016, the Company recognized $500 of revenue, which related to the achievement of CE-mark approval of the products on Ortho’s automation platform.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. Other than materials assessed as having alternative future uses and which are recognized as prepaid expenses, the Company expenses research and development costs, including the expenses for research under collaborative agreements, as such costs are incurred. Where government grants are available for the sponsorship of such research, the grant receipt is included as a credit against the related expense.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach for share options and a barrier option pricing model for multi-year performance based restricted share units or MRSUs, both of which require the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their awards before exercising them (expected term), the estimated volatility of the Company’s ordinary shares price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to awards that will ultimately not complete their vesting requirements (forfeitures).

Share Warrant Liability

The Company has three classes of freestanding warrants to purchase ordinary shares outstanding: (i) warrants issued in December 2013, (ii) pre-funded warrants issued in November 2014 and (iii) warrants issued in August 2015. These warrants do not contain any obligation to transfer value and, as such, the issue of these warrants has been recorded in permanent equity.

The Company also issued warrants to purchase ordinary shares at the time of its initial public offering.  These warrants were recorded as a liability because the underlying terms of the warrants contained provisions that may have obligated the Company to transfer value in certain circumstances. The warrants were recorded at fair value upon issuance and were subject to re-measurement to fair value at each balance sheet date, with any change in fair value recognized as component of other income (expense), net on the Consolidated Statements of Comprehensive Loss. These warrants expired on October 26, 2015 and were either exercised prior to that date or expired on that date.  As a result, at March 31, 2016 there was no longer any liability related to these warrants.

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

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715. The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its Consolidated Balance Sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within ‘‘Accumulated other comprehensive loss’’.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in Note11. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

Debt Issuance Costs

On September 30, 2015, the Company elected to adopt early the requirements of Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In view of the refinancing of the Company’s secured credit facility on August 3, 2015 (see note 4), the Company believes that it is preferable to adopt this presentation in the year of refinancing in order to reflect more accurately the assets of the Company and the substance of the financing arrangements.  Comparative financial statements of prior years have been adjusted to apply the new presentation retrospectively. This had the effect of reducing “Prepaid expenses and other current assets” and “Other non-current assets” at March 31, 2015 by $549 and $366, respectively, with a consequential reduction in “Long term debt, less current portion” of $915. There has been no impact on the comparative Consolidated Statements of Comprehensive Loss, Statement of Changes in Shareholders’ Deficit or Statements of Cash Flows.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  The new standard is effective for public entities for fiscal years beginning after 15 December 2017 and for interim periods therein. The Company is in the process of evaluating the impact that adoption of this standard will have on future financial statements.

Note 2. Intangible Assets

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,829	$(2,829)	$—	—
Brands associated with acquired cell lines	583	(125)	458	31.4 years
Product licenses	748	(304)	444	5.9 years
Other intangibles	184	(184)	—	—
Total	$4,344	$(3,442)	$902	18.9 years

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life

Customer relationships	$2,923	$(2,923)	$—	—
Brands associated with acquired cell lines	603	(115)	488	32.4 years
Product licenses	703	(241)	462	6.6 years
Other intangibles	190	(190)	—	—
Total	$4,419	$(3,469)	$950	19.8 years

Amortization expense was $89, $99, and $103 in financial years 2016, 2015, and 2014, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2016, is estimated as follows:

2017	$89
2018	89
2019	89
2020	89
2021	89
Thereafter	457
Total	$902

Note 3. Debt

Long-term debt comprises:

	March 31, 2016	March 31, 2015
Total debt	$30,000	$15,000
Less current portion	(1,000)	(4,500)
Long-term debt	$29,000	$10,500
Deferred debt costs, net of amortization	(184)	(428)
Fair value of associated share warrant, net of amortization	(906)	(219)
	$27,910	$9,853

The outstanding debt and the fee due on final repayment fall due as follows:

Within 1 year	$1,000
Between 1 and 2 years	12,000
Between 2 and 3 years	12,000
Between 3 and 4 years	5,000
Total debt	$30,000

On August 3, 2015, the Company drew down $30 million under a new secured bank facility agreement with MidCap Financial Trust to replace a previous $15 million facility with MidCap Financial LLC.  The new facility is repayable over a four year period with no repayments being due until March, 1, 2017 when the first of 30 equal monthly repayments is due.  If the Company achieves CE Mark approvals for the MosaiQTM instrument and blood grouping consumable, the facility is repayable over a four year period with no repayments until September 1, 2017 when the first of 24 equal monthly repayments is due. The facility bears interest at LIBOR plus 6.7%. The LIBOR rate applicable to the facility is the higher of the actual market rate from time to time or 2.0%.  Other expense for the year ended March 31, 2016 included $0.6 million of previously deferred fees that were expensed as a result of the expansion of the credit facility.

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$4,455	$—	$4,455
Total assets measured at fair value	$—	$4,455	$—	$4,455

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$—	$190	$—	$190
Fair value of share warrants	—	—	—	—
Total liabilities measured at fair value	$—	$190	$—	$190

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts (2)	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$199	$—	$—	$199
Fair value of share warrants	31,011	—	—	31,011
Total liabilities measured at fair value	$31,210	$—	$—	$31,210
(1)	The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund.
(2)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

The change in the estimated fair value of ordinary and preference share warrant liabilities is summarized below:

March 31, 2014	$421
Transfer of liability to shareholders' equity upon the conversion of the preference share warrant to a warrant in respect of ordinary shares	(421)
Issue of ordinary share warrants as part of the company's initial public offering	8,529
Change in fair value of ordinary share warrants	22,966
Exercise of warrants	(484)
March 31, 2015	$31,011
Change in fair value of ordinary share warrants	(15,857)
Exercise and expiry of warrants	(15,154)
March 31, 2016	$—

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate their respective fair values because of the short term nature of these accounts. The fair value of long-term debt approximates the recorded value.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2016	March 31, 2015
Raw materials	$8,693	$1,180
Work in progress	2,266	2,071
Finished goods	1,625	1,357
Total inventories	$12,584	$4,608

Prepaid expenses and other current assets

At March 31, 2015, prepaid expenses included $2,655 related to purchases of glass for use at the MosaiQTM consumable manufacturing facility in Switzerland. At March 31, 2016, the equivalent balance of glass was $4,008 and is included in inventories.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2016	March 31, 2015
Land	$1,480	$—
Plant and machinery	42,375	21,688
Leasehold improvements	19,440	11,412
Total property and equipment	63,295	33,100
Less: accumulated depreciation	(6,180)	(3,367)
Total property and equipment, net	$57,115	$29,733

Plant and machinery at March 31, 2016 and March 31, 2015 included $26,973 and $15,721 respectively, of payments on account related to equipment being developed for use at the MosaiQTM consumable manufacturing facility in Switzerland. This equipment was placed into service in April 2016 and will be depreciated over an eight year life. Depreciation expenses were $2,856, $1,185 and $519 in financial years 2016, 2015, and 2014, respectively. In the financial year ended March 31, 2015, there was a loss on disposal of $382 related to the retirement of certain items of plant and equipment acquired as part of the lease arrangements for the consumable manufacturing plant in Switzerland.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2016	March 31, 2015
Salary and related benefits	$113	$300
Accrued vacation	351	165
Accrued payroll taxes	830	302
Accrued incentive payments	2,000	1,798
Total accrued compensation and benefits	$3,294	$2,565

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2016	March 31, 2015
Accrued legal and professional fees	$102	$3,758
Accrued interest	225	112
Goods received not invoiced	911	787
Accrued capital expenditure	2,253	972
Accrued development expenditure	3,533	2,110
Other accrued expenses	2,156	1,048
Total accrued expenses and other current liabilities	$9,180	$8,787

Note 6. Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2021. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $2,923, $2,111 and $1,293 in financial years ended March 31, 2016, 2015, and 2014, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2016:

2017	$2,602
2018	2,082
2019	1,589
2020	1,347
2021	5
Thereafter	—
Total minimum future lease payments	$7,625

The Company has entered into capital leases for the purchase of equipment that has a gross cost and net book value of $2,098 and $1,930, respectively as of March 31, 2016 and $1,024 and $737, respectively as of March 31, 2015.

The following is a schedule of future annual repayments on capital leases as of March 31, 2016:

2017	$152
2018	1,524
2019	116
2020	74
2021	9
Thereafter	—
Total minimum future lease payments	$1,875

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2016:

2017	$35,696
2018	12,385
2019	15,429
2020	28,581
2021	7,348
Thereafter	—
Total minimum future purchase obligations	$99,438

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791 for the development of MosaiQTM. The total grant claimed to March 31, 2016 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and whilst the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into nine foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.50 in each calendar month through December 2016. The fair values of these contracts, and similar contracts in place at March 31, 2015, amounted to liabilities of $190 and $199 at March 31 2016 and March 31, 2015, respectively.

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the years ended March 31, 2016, March 31, 2015 or March 31, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

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

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2016	2015	2014
Revenue:
United States	$8,879	$8,299	$9,705
United Kingdom	1,437	938	907
France	3,376	3,419	3,352
Japan	2,836	2,685	2,162
Other foreign countries (1)	1,994	3,067	3,629
	$18,522	$18,408	$19,755

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2016	March 31, 2015
Long-lived assets:
United Kingdom	$8,029	$18,879
Switzerland	49,073	10,854
United States	13	—
	$57,115	$29,733

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the years ended March 31, 2016, March 31, 2015 and March 31, 2014 the respective amounts were a gain of $4,120, a gain of $1,114 and a loss of $196.

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2016	March 31, 2015	Par value
Ordinary shares	25,408,950	17,020,574	$—
Total	25,408,950	17,020,574	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
7% Cumulative Redeemable Preference shares	666,665	666,665	$24.34	$22.76
Total	666,665	666,665

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

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), including multi-year performance based restricted share units (“MRSUs”) issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $2,004 in the year ended March 31, 2016, $1,138 in the year ended March 31, 2015 and $933 in the year ended March 31, 2014.

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

The 2012 Option Plan was approved by the shareholders on February 16, 2012.

The total number of shares in respect of which options may be granted under the 2012 Option Plan is limited at 839,509. Options that lapse or are forfeited are available to be granted again.

Options generally vest over a period of three years but certain employees have shorter vesting periods. The contractual life of all options is 10 years. Options were not exercisable before the Company became a public company and all outstanding options become exercisable in the event of an acquisition of 75% or more of the share capital of the Company by a third party. No further awards will be granted under the 2012 Option Plan.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. The plan provides for the issuance of share options, restricted shares, RSUs (including MRSUs) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2016. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2013	369,400	$1.44	116
Granted	477,149	$4.21	120
Exercised	(60,044)	$4.08	—
Forfeited	(7,043)	4.87	—
Outstanding — March 31, 2014	779,462	$2.92	109
Granted	605,250	8.34	120
Exercised	(137,478)	2.23	—
Forfeited	(39,116)	7.93	—
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	404,327	14.71	120
Exercised	(8,712)	4.72	—
Forfeited	(13,795)	10.25	—
Outstanding — March 31, 2016	1,589,938	$7.86	96
Exercisable —March 31, 2016	662,261	$4.37	88

The following table summarizes the options granted in the year ended March 31, 2016 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 20, 2015	312,300	$15.17	$15.17	$6.08
August 5, 2015	8,000	$16.70	$16.70	$6.54
September 2, 2015	25,000	$16.34	$16.34	$6.52
October 31, 2015	39,727	$11.62	$11.62	$4.76
November 4, 2015	11,400	$13.00	$13.00	$5.33
February 9, 2016	7,900	$7.34	$7.34	$3.02

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2016 and March 31, 2015 amounted to $2,054 and $2,108.

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

Fair value of ordinary shares. Since the Company’s initial public offering in April 2014, the fair value of  ordinary shares has been based on the share price of the Company’s shares on the NASDAQ Global Market immediately prior to the grant of the options concerned.

Risk-Free Interest Rate. The risk-free interest rate is based on the UK Government 10 year bond yield curve in effect at the time of grant prior to the initial public offering and 10 year U.S. Treasury Stock for awards from April 2014 onwards.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2016	2015
Risk-free interest rate	2.26%	2.64%
Expected lives (years)	3	3
Volatility	57.38%	59.62%
Dividend yield	—	—
Grant date fair value (per share)	$14.71	$8.34
Number granted	404,327	605,250

RSU and MRSU Activity

During the year ended March 31, 2015, the Company awarded 50,000 RSUs to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant. During the year ended March 31, 2016, 12,500 of these RSUs vested resulting in the issuance of 12,500 ordinary shares and at March 31, 2016, 37,500 of these RSUs remained outstanding.

During the year ended March 31, 2016, the Company made various RSU awards. The Company awarded 137,000 MRSUs on May 20, 2015. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $60 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $6.09 per MRSU. On September 2, 2015, the Company issued 25,000 RSUs which will vest if specific sales performance targets are met prior to December 31, 2022.  The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the sales performance targets are expected to be achieved.  The Company also issued 10,000 RSUs on May 20, 2015, 9,867 RSUs on September 4, 2015 and 10,328 RSUs on October 31, 2015 which vest over a two year period from the date of grant. On November 4, 2015, the Company issued 8,000 RSUs which vest over a three year period from the date of grant.

Restricted shares

Share based compensation expense arising on deferred shares amounted to $156 in the year ended March 31, 2014. As of March 31, 2014, there was no remaining unrecognized compensation cost related to deferred shares.

The fair value of the Company’s ordinary shares was $8.80 per share on March 31, 2016.

As of March 31, 2016, total compensation cost related to share options and RSUs granted but not yet recognized was $3,900 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

No provision has been made for current or deferred income taxes in any period. The statutory tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the United States, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. All these entities have incurred trading losses and no corporate income taxes have been provided for. A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2016	2015	2014
Income tax expense at statutory rate	$—	$—	$—
Foreign tax rate differential	1,106	(2,784)	(439)
Increase (decrease) in valuation allowance against deferred tax assets	(1,106)	2,784	439
Provision for income tax	$—	$—	$—

Deferred tax assets and the related valuation allowance were reduced in the fiscal year ended March 31, 2016 despite the reporting of a loss before income tax for the fiscal year. Upon review of the net operating loss carry forwards, it was determined that losses with a tax effected value of $4,931 were no longer available. The effect of this reduction is included within the foreign tax rate differential.

Significant components of deferred tax assets are as follows:

	March 31, 2016	March 31, 2015
Deferred tax assets:
Provisions and reserves	$861	$270
Net operating loss carry forwards	6,395	8,534
Gross deferred tax assets	$7,256	$8,804
Fixed assets basis difference	$(401)	$(843)
Gross deferred tax liabilities	$(401)	$(843)
Net deferred tax asset	$6,855	$7,961
Valuation allowance	(6,855)	(7,961)
Total accrued compensation and benefits	$—	$—

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

As of March 31, 2016, the Company has net operating loss carry forwards of approximately $45,347 and $7,011 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $2,838 will expire within five years and losses with a tax effect of $2,068 will between 2034 and 2036. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2015 and there are no ongoing tax examinations in any jurisdiction.

No tax charge arose on any element of other comprehensive income.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2016, 2015 and 2014 amounted to $580, $510 and $349, respectively.

In addition, the Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. Under this plan, annual contributions are paid for each employee as determined by Swiss Life and each employee accrues pension benefits with Swiss Life. The risks of disability, death and longevity are also fully insured by Swiss Life. Swiss Life invests the pension contributions and provides a 100% capital and interest guarantee for the pension benefits. These pension arrangements are based on a contract of affiliation between the Company’s Swiss subsidiary and the Swiss Life pension foundation, which can be terminated by either party. In the event of a termination, the Company’s Swiss subsidiary would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the Swiss employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company’s Swiss subsidiary.

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715-30. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2016, the accumulated pension obligation amounted to $8,957 as compared with plan assets of $4,455. Therefore, the net funded status was an obligation of $4,502, which has been recorded as a liability on the consolidated balance sheet as of March 31, 2016. The Swiss employee pension arrangements were in place at March 31, 2015, but given the limited number of plan members, the accounting provisions of ASC 715-30 were not applied. The effect on the financial statements of applying the provisions of ASC 715-30 as of March 31, 2015 would have resulted in a net funding obligation of $1,689 being recorded through other comprehensive income in the year ended March 31, 2015.  This amount has been recorded in other comprehensive in the year ended March 31, 2016.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

Year ended March 31, 2016
Pension benefit obligation, beginning of year	$—
Service cost	479
Contributions paid by plan participants	2,354
Interest cost	25
Benefits paid	(267)
Plan amendment	(159)
Actuarial loss	6,526
Pension benefit obligation, end of year	$8,957

Year ended March 31, 2016
Fair value of plan assets, beginning of year	$—
Adjustment to disclosed value	1,824
Actual return on plan assets	56
Contributions paid by employer	487
Contributions paid by plan participants	2,354
Benefits paid	(267)
Fair value of plan assets, end of year	$4,455

Year ended March 31, 2016
Pension benefit obligation, end of year	$8,957
Fair value of plan assets, end of year	4,455
Net funding obligation, end of year	$4,502

The assumptions used to determine the pension obligation are:

Year ended March 31, 2016
Price inflation	1.00%
Discount rate	0.45%
Expected return on plan assets	1.40%
Average rate of salary increase	1.00%

Each employee participating in the plan has an individual portfolio that is managed by Swiss Life under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with Swiss Life. The discount rate is based on bond yields at March 31, 2016 on the Swiss bond market over a fifteen to twenty year period.

The net pension costs for the year comprises:

Year ended March 31, 2016
Employer service cost	$479
Interest cost	25
Expected return on plan assets	(25)
Net pension cost for the year	$479

The provision for pension benefit obligation recognized in other comprehensive income comprises:

Year ended March 31, 2016
Net actuarial loss	$6,526
Adjustment to disclosed value of plan assets	(1,824)
Plan amendment	(159)
Increase in assets in excess of expected amount	(41)
$4,502

The following benefit payments are expected to be paid in the following periods:

2017	$517
2018	487
2019	462
2020	441
2021	424
2022 to 2025	1,926

Expected annual employer contributions to the plan in the year ending March 31, 2017 amount to $664.

Note 12. Net Loss Per Share

In accordance with ASC 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), RSUs (including MRSUs) and warrants to acquire ordinary shares and, for the period prior to March 31, 2014, the preference shares in existence at that time which were potentially convertible into ordinary shares.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year ended March 31,
	2016	2015	2014
Numerator:
Net loss	$(33,878)	$(59,059)	$(10,165)
Net loss available to ordinary shareholders - basic and diluted	$(33,878)	$(59,059)	$(10,165)
Denominator:
Weighted-average shares outstanding - basic and diluted	19,558,152	14,773,386	186,817
Loss per share - basic and diluted	$(1.73)	$(4.00)	$(54.41)

The following sets out the numbers of the options, RSUs (including MRSUs), warrants to purchase ordinary shares and convertible preference shares excluded from the above computation of earnings per share for the years ended March 31, 2016, March 31, 2015 and March 31, 2014, as their inclusion would have been anti-dilutive.

	March 31, 2016	March 31, 2015	March 31, 2014
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,589,938	1,208,118	779,462
Restricted share units awarded, including the multi-year performance related restricted share units	237,695	—	—
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	—	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000	—
Ordinary shares issuable on exercise of warrants at $8.80 per share	—	3,937,894	—
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	850,000	—
Ordinary shares issuable on conversion of A Preference shares	—	—	4,070,385
Ordinary shares issuable on conversion of B Preference shares	—	—	4,666,690
Ordinary shares issuable on conversion of C Preference shares	—	—	297,333
	2,853,158	6,060,012	9,813,870

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting, which is discussed below in “—Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of March 31, 2016.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on its evaluation, management identified a material weakness in the operation of our internal controls related to the accounting for pension obligations by our Swiss subsidiary as of March 31, 2016. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

There was one primary issue related to our Swiss employee pension arrangements that led management to conclude that a material weakness existed. Specifically, we did not record a defined benefit pension plan obligation liability associated with the application of Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits, or ASC-715, in the current year’s comprehensive income when, in fact, a defined benefit pension plan obligation liability should have been recorded.

Management has concluded that we did not design and maintain effective controls to assess the accounting treatment for pension arrangements. Specifically, we did not maintain sufficient expertise and experience in accounting under US GAAP for pension arrangements with a sufficient understanding of local regulations and their US GAAP accounting implications. This material weakness resulted in an accounting error, which was corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2016.

Because of the material weakness described above, management concluded that, as of March 31, 2016, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by COSO.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as a result of an exemption provided to emerging growth companies under the JOBS Act.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have developed the following plan to remediate the material weakness identified above:

•

To maintain effective internal controls on an ongoing basis we established in May 2016 a specific internal control procedure related to requirements of ASC-715. In particular, when new entities are set up in countries where the Company lacks the relevant expertise of local regulations, management will obtain appropriate professional advice in the country in order to properly assess and account for any material local arrangements, such as pension schemes, that may require specific consideration under US GAAP.

We anticipate the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for pension obligations, addressing the related material weakness that we identified as of March 31, 2016. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all deficiencies have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

(c) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 59 through 83 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

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

4.5	Form of Pre-Funded Warrant (Filed as Exhibit 4.3 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.6

Statement of Rights in relation to Preference Shares in the capital of Quotient Limited (Filed as Exhibit 4.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

4.7

Warrant to Purchase 66,915 Ordinary Shares, dated September 25, 2015, issued to Midcap Financial Trust (filed as Exhibit 4.1 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.8

Warrant to Purchase 26,023 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.9

Warrant to Purchase 14,126 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.3 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.10

Warrant to Purchase 4,461 Ordinary Shares, dated September 25, 2015, issued to Flexpoint MCLS SPV LLC (filed as Exhibit 4.4 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

10.1

Service Agreement, dated February 16, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Paul Cowan (Filed as Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit

10.3

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4

Service Agreement, dated August 14, 2012, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Roland Boyd (Filed as Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.5

Employment agreement, dated March 5, 2014, between Quotient Limited and Stephen Unger (Filed as Exhibit 10.6 of Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-194390) on March 26, 2014 and incorporated herein by reference)

10.6

Umbrella Supply Agreement, dated December 1, 2004, between Alba Bioscience, a division of the Scottish National Blood
Transfusion Service, predecessor to Alba Bioscience Limited, acting on behalf of The Common Services Agency, and Ortho-Clinical Diagnostics Inc. (Filed as Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.7

Assignment Agreement of the Supply Umbrella Agreement, dated September 3, 2007, between Ortho-Clinical Diagnostics Inc. and The Common Services Agency acting through its division the Scottish National Blood Transfusion Service (Filed as Exhibit 10.8 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.8†

STRATEC Development Agreement, dated January 7, 2014, between STRATEC Biomedical AG and QBD (QSIP) Limited (Filed as Exhibit 10.9 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.9

Shareholders Agreement, dated February 16, 2012, by and among Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited), each holder of the Corporation’s A Preference Shares, B Preference Shares, Ordinary Shares, A Deferred Shares, B Deferred Shares, C Deferred Shares, A Ordinary Shares and B Ordinary Shares (Filed as Exhibit 10.10 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.10

Future Master Services Agreement, dated April 1, 2013, between Future Diagnostics BV and QDB (QSIP) Limited. (Filed as Exhibit 10.11 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.11

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.12

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.13

Edinburgh, Scotland Lease Agreement, dated July 26, 2007, between the Scottish Ministers and Dalglen (No. 1062) Limited (since renamed Alba Bioscience Limited)(Filed as Exhibit 10.14 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.14

Edinburgh, Scotland, Minute of Variation of Lease and Guarantee, dated September 21, 2011, among Alba Bioscience Limited (formerly Dalglen (No. 1062) Limited, Quotient Biodiagnostics Group Limited, and the Scottish Ministers (Filed as Exhibit 10.15 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.15	Form of Indemnification Agreement (Filed as Exhibit 10.16 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.16	2012 Option Plan (Filed as Exhibit 10.17 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.17	2014 Stock Incentive Plan (Filed as Exhibit 10.18 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit

10.18†

TTP Master Development Agreement, dated January 4, 2010, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.19 of Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-194390) on March 26, 2014 and incorporated herein by reference)

10.19†

TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 of Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.20

First Amendment to the STRATEC Development Agreement, dated March 3, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.21 of our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.21†

STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 of Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.22†

SCHOTT Supply Agreement, dated March 27, 2014, between Schott Technical Glass Solutions GmbH and QBD (QS-IP) Limited. (Filed as Exhibit 10.23 of Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.23

Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.24

Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 of Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.25	Form of Option Award Agreement (Filed as Exhibit 10.26 of Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.26

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 of Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.27

Letter dated July 17, 2014 relating to the settlement of a dispute related to an Asset Purchase Agreement dated July 26, 2007 between The Common Services Agency (acting through Scottish National Blood Transfusion Service) and Alba Bioscience Limited (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-K on November 13, 2014and incorporated herein by reference)

10.28

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and Visium Balanced Master Fund, Ltd. (Filed as Exhibit 10.1 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.29

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.30

Contract Agreement, dated October 27, 2014, between Quotient Suisse SA and MW High Tech Projects UK Limited t/a SLL. (Filed as Exhibit 10.32 of our Registration Statement on Form S-1 (File No. 333-200938) on December 12, 2014 and incorporated herein by reference)

10.31

Subscription Agreement, dated January 29, 2015, between Quotient Limited and Ortho-Clinical Diagnostics Finco S.Á.R.L. (Filed as Exhibit 10.1 of our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.32†	Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc.

10.33

Amended and Restated Credit, Security and Guaranty Agreement, dated as of August 3, 2015, among Quotient Biodiagnostics, Inc., the other Credit Parties party thereto, Midcap Financial Trust and the Lenders from time to time party thereto (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

10.34

Amendment No.1 and Joinder to Credit, Security and Guaranty Agreement, dated as of September 10, 2015, among Quotient Biodiagnostics, Inc., the other Credit Parties party thereto, Midcap Financial Trust and the Lenders from time to time party thereto (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

Exhibit number	Description of exhibit

10.35

Amendment No.2 to Credit, Security and Guaranty Agreement, dated as of September 25, 2015, among Quotient Biodiagnostics, Inc., the other Credit Parties party thereto, Midcap Financial Trust and the Lenders from time to time party thereto (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

10.36†

Second Amendment to STRATEC Development Agreement, dated August 25, 2015, between STRATEC Biomedical AG and Quotient QS IP Ltd. (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

10.37

Construction Contract, dated December 3, 2015, between Quotient Biocampus Limited and MW High Tech Projects UK Limited (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 10, 2016 and incorporated herein by reference)

10.38*†	First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Share Dividends

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101#

The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edinburgh, Scotland on May 31, 2016

QUOTIENT LIMITED

By:	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul Cowan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 31, 2016
Paul Cowan

/s/ Stephen Unger	Chief Financial Officer (Principal Financial Officer)	May 31, 2016
Stephen Unger

/s/ Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	May 31, 2016
Roland Boyd

/s/ Heino von Prondzynski	Director	May 31, 2016
Heino von Prondzynski

/s/ Thomas Bologna	Director	May 31, 2016
Thomas Bologna

/s/ Frederick Hallsworth	Director	May 31, 2016
Frederick Hallsworth

/s/ Brian McDonough	Director	May 31, 2016
Brian McDonough

/s/ Sarah O’Connor	Director	May 31, 2016
Sarah O’Connor

/s/ Zubeen Shroff	Director	May 31, 2016
Zubeen Shroff

/s/ John Wilkerson	Director	May 31, 2016
John Wilkerson

/s/ Stephen Unger	Authorized Representative in the United States	May 31, 2016
Stephen Unger