Form 10-Q
period 2016-06-30
Quotient Ltd
filed 2016-08-09
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

As of August 5, 2016 there were 29,483,950 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,383	$44,100
Trade accounts receivable, net	2,357	2,269
Inventories	12,774	12,584
Prepaid expenses and other current assets	3,931	2,780
Total current assets	41,445	61,733
Property and equipment, net	59,821	57,115
Intangible assets, net	819	902
Total assets	$102,085	$119,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,606	$7,286
Accrued compensation and benefits	2,974	3,294
Accrued expenses and other current liabilities	9,103	9,180
Current portion of long-term debt	4,000	1,000
Current portion of lease incentive	432	439
Current portion of capital lease obligation	134	152
Total current liabilities	25,249	21,351
Long-term debt, less current portion	25,138	27,910
Lease incentive, less current portion	1,187	1,316
Capital lease obligation, less current portion	1,593	1,723
Defined benefit pension plan obligation	4,574	4,502
7% Cumulative redeemable preference shares	16,488	16,225
Total liabilities	74,229	73,027
Commitments and contingencies	—	—
Shareholders' equity
Ordinary shares (nil par value) 25,413,950 and 25,408,950 issued and outstanding at June 30, 2016 and March 31, 2016 respectively;	155,914	155,914
Additional paid in capital	12,562	11,664
Accumulated other comprehensive loss	(16,153)	(12,623)
Accumulated deficit	(124,467)	(108,232)
Total shareholders' equity	27,856	46,723
Total liabilities and shareholders' equity	$102,085	$119,750

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2016	2015
Revenue:
Product sales	$5,717	$4,850
Other revenues	—	—
Total revenue	5,717	4,850
Cost of revenue	(3,091)	(2,751)
Gross profit	2,626	2,099
Operating expenses:
Sales and marketing	(1,257)	(658)
Research and development, net of government grants	(11,801)	(6,810)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(898)	(337)
Other general and administrative expenses	(5,048)	(4,787)
Total general and administrative expense	(5,946)	(5,124)
Total operating expense	(19,004)	(12,592)
Operating loss	(16,378)	(10,493)
Other income (expense):
Interest expense, net	(1,171)	(797)
Change in financial liability for share warrants	—	1,771
Other, net	1,314	(635)
Other income, net	143	339
Loss before income taxes	(16,235)	(10,154)
Provision for income taxes	—	—
Net loss	$(16,235)	$(10,154)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(263)	$226
Foreign currency gain (loss)	(3,308)	2,755
Provision for pension benefit obligation	41	(1,747)
Other comprehensive income (loss), net	(3,530)	1,234
Comprehensive loss	$(19,765)	$(8,920)
Net loss available to ordinary shareholders - basic and diluted	$(16,235)	$(10,154)
Loss per share - basic and diluted	$(0.64)	$(0.60)
Weighted-average shares outstanding - basic and diluted	25,410,598	17,025,631

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity
March 31, 2016	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of shares upon exercise of incentive share options and vesting of RSUs	5,000	—	—	—	—	—
Net loss	—	—	—	—	(16,235)	(16,235)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(263)	—	(263)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	3,782	—	3,782
Retranslation of foreign entities	—	—	—	(7,090)	—	(7,090)
Provision for pension benefit obligation	—	—	—	41	—	41
Other comprehensive loss	—	—	—	(3,530)	—	(3,530)
Stock-based compensation	—	—	898	—	—	898
June 30, 2016	25,413,950	155,914	12,562	(16,153)	(124,467)	27,856

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(16,235)	$(10,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,286	398
Share-based compensation	898	337
Amortization of lease incentive	(109)	(111)
Swiss pension obligation	185	—
Amortization of deferred debt issue costs	228	194
Accrued preference share dividends	263	263
Change in financial liability for share warrants	—	(1,771)
Net change in assets and liabilities:
Trade accounts receivable, net	(204)	(300)
Inventories	(560)	(134)
Accounts payable and accrued liabilities	1,406	(400)
Accrued compensation and benefits	(152)	8
Other assets	(1,247)	722
Net cash used in operating activities	(13,241)	(10,948)
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,579)	(6,894)
Purchase of intangible assets	—	—
Net cash used in investing activities	(6,579)	(6,894)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(37)	177
Proceeds from issuance of ordinary shares	—	59
Net cash generated from (used in) financing activities	(37)	236
Effect of exchange rate fluctuations on cash and cash equivalents	(1,860)	1,340
Change in cash and cash equivalents	(21,717)	(16,266)
Beginning cash and cash equivalents	44,100	37,525
Ending cash and cash equivalents	$22,383	$21,259
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$679	$344

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2017 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $124.5 million as of June 30, 2016. At June 30, 2016 the Company had cash holdings of $22.4 million and had covenants in place with lenders to maintain cash holdings above $10 million. The Company has expenditure plans over the next twelve months that exceed its current cash holdings, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near term, including the continued development of MosaiQTM to commercialization, from a combination of funding sources, including through the use of existing cash balances and the issuance of new equity or debt. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders. On August 3, 2016, the Company completed a public offering of 3,220,000 of its ordinary shares at a price of $5.50 per share. The net proceeds from this offering were $16.3 million net of underwriting discounts and other offering expenses. On August 5, 2016, the Company amended its secured credit facility with MidCap Financial Trust (“MidCap”) to make the second tranche of $5.0 million available for immediate drawdown, to remove the covenant to maintain minimum cash balances of $10 million and to increase certain fees payable to MidCap.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2016 and March 31, 2016, all cash and cash equivalents comprised readily accessible cash balances except for $312 at June 30, 2016 and $317 at March 31, 2016 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Movements in the allowance for doubtful accounts are recorded in General and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of June 30, 2016 and at March 31, 2016. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2016 and March 31, 2016. This customer represented 55% and 58% of the accounts receivable balances as of June 30, 2016 and March 31, 2016, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2016 and June 30, 2015. This customer represented 59% of total product sales for both the quarter ended June 30, 2016 and the quarter ended June 30, 2015.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2016 and March 31, 2016.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2016 or June 30, 2015.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. The Company had been working on this project for more than a year before the formal agreement was signed with OCD. Under the terms of the agreement, the Company is entitled to receive milestone payments of $1,400 upon the receipt of FDA approval of the rare antisera products and two further milestones of $500 each upon the updating of the CE-mark and FDA approvals to cover use of the products on OCD’s automation platform. In January 2015, the Company entered into a supply and distribution agreement with OCD related to the commercialization and distribution of certain MosaiQTM products. Under the terms of this agreement, the Company is entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQTM products by OCD within the European Union, United States and within any country outside of these two regions. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the project that the development work would be successful, these milestones are substantive and will be accounted for under the milestone method of revenue recognition.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach for share options and a barrier option pricing model for multi-year performance based restricted share units (“MRSUs”), both of which require the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their awards before exercising them (expected term), the estimated volatility of the Company’s ordinary shares price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to awards that will ultimately not complete their vesting requirements (forfeitures).

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits (“ASC 715”). The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its Consolidated Balance Sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within ‘‘Accumulated other comprehensive loss’’.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in the notes to the Company’s March 31, 2016 financial statements. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

The Swiss pension arrangements were in place at March 31, 2015, but given the limited number of plan members, the accounting provisions of ASC 715 were not applied in the year ended March 31, 2015 or in the amounts originally reported for the quarter ended June 30, 2015. During the quarter ended March 31, 2016, the Company began to apply the accounting provisions of ASC 715 for its Swiss pension arrangements to account for the arrangements as a defined benefit plan. The Company’s Condensed Consolidated Statements of Comprehensive Loss have been adjusted for the quarter ended June 30, 2015 to reflect the adoption of the provisions of ASC 715 with effect from April 1, 2015. The impact of this adjustment is the inclusion of a pension benefit obligation provision amounting to $1,747 in Other comprehensive income (loss) for the quarter ended June 30, 2015 where an amount for this provision was not previously reported. Therefore, there are consequent changes of $1,747 to Other comprehensive loss, net and Comprehensive loss for the previously reported quarter. This adjustment had no impact on, the results of operations or liquidity for the quarter ended June 30, 2015.

Debt Issuance Costs

On September 30, 2015, the Company elected to adopt early the requirements of Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. In view of the refinancing of the Company’s secured credit facility on August 3, 2015 (see note 4), the Company believed that it was preferable to adopt this presentation in the year of refinancing in order to reflect more accurately the assets of the Company and the substance of the financing arrangements.

Note 3. Intangible Assets

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$2,636	$(2,636)	$—	—
Brands associated with acquired cell lines	544	(120)	424	31.1 years
Product licenses	697	(302)	395	5.7 years
Other intangibles	171	(171)	—	—
Total	$4,048	$(3,229)	$819	18.8 years

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Ave. Remaining Useful Life
Customer relationships	$2,829	$(2,829)	$—	—
Brands associated with acquired cell lines	583	(125)	458	31.4 years
Product licenses	748	(304)	444	5.9 years
Other intangibles	184	(184)	—	—
Total	$4,344	$(3,442)	$902	18.9 years

Note 4. Debt

Long-term debt comprises:

	June 30, 2016	March 31, 2016
Total debt	$30,000	$30,000
Less current portion	(4,000)	(1,000)
Long-term debt	$26,000	$29,000
Fee due on final repayment of facility	1,350	1,350
Deferred debt costs, net of amortization	(1,413)	(1,534)
Fair value of associated share warrant, net of amortization	(799)	(906)
	$25,138	$27,910

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

At June 30, 2016, the outstanding debt is repayable as follows:

Within 1 year	$4,000
Between 1 and 2 years	12,000
Between 2 and 3 years	12,000
Between 3 and 4 years	2,000
Total debt	$30,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2016	March 31, 2016
Raw materials	$9,212	$8,693
Work in progress	2,191	2,266
Finished goods	1,371	1,625
Total inventories	$12,774	$12,584

Inventory at June 30, 2016, included $7,836 of raw materials and $245 of work in progress related to the MosaiQTM project. Inventory at March 31, 2016, included $7,099 of raw materials related to the MosaiQTM project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2016	March 31, 2016
Land	$1,379	$1,480
Plant and machinery	44,160	42,375
Leasehold improvements	22,440	19,440
Total property and equipment	67,979	63,295
Less: accumulated depreciation	(8,158)	(6,180)
Total property and equipment, net	$59,821	$57,115

Depreciation expenses were $2,263 and $376 in the quarters ended June 30, 2016 and June 30, 2015, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2016	March 31, 2016
Salary and related benefits	$564	$113
Accrued vacation	400	351
Accrued payroll taxes	1,065	830
Accrued incentive payments	945	2,000
Total accrued compensation and benefits	$2,974	$3,294

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	March 31, 2016
Accrued legal and professional fees	$881	$102
Accrued interest	217	225
Goods received not invoiced	1,399	911
Accrued capital expenditure	3,148	2,253
Accrued development expenditure	1,576	3,533
Other accrued expenses	1,882	2,156
Total accrued expenses and other current liabilities	$9,103	$9,180

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to June 30, 2016 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into six forward exchange contracts to sell $500 and purchase pounds sterling at £1:$1.50 in each calendar month through December 2016 as a hedge of its U.S. dollar denominated revenues and has entered into a further six contracts to sell $500 and purchase pounds sterling at £1:$1.40 in each calendar month from January 2017 through June 2017.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$5,213	$—	$5,213
Total assets measured at fair value	$—	$5,213	$—	$5,213

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$—	$453	$—	$453
Total liabilities measured at fair value	$—	$453	$—	$453

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$4,455	$—	$4,455
Total assets measured at fair value	$—	$4,455	$—	$4,455

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$—	$190	$—	$190
Fair value of share warrants	—	—	—	—
Total liabilities measured at fair value	$—	$190	$—	$190
(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund. See Note 9, "Defined Pension Benefit Plans".

(2)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

Note 7. Ordinary and Preference Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2016	March 31, 2016	Par value
Ordinary shares	25,413,950	25,408,950	$—
Total	25,413,950	25,408,950	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2016	March 31, 2016	June 30, 2016	March 31, 2016
7% Cumulative Redeemable Preference shares	666,665	666,665	$24.73	$24.34
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $898 and $337 in the quarters ended June 30, 2016 and June 30, 2015 respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	214,700	11.92	120
Exercised	—	—	—
Forfeited	(2,100)	12.83	—
Outstanding — June 30, 2016	1,802,538	$8.34	96
Exercisable —June 30, 2016	1,040,284	$5.79	89

The closing price of the Company’s ordinary shares on The NASDAQ Global Market on June 30, 2016 was $7.75.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
June 1, 2016	214,700	$11.92	$11.92	$4.86

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

June 1, 2016
Risk-free interest rate	1.83%
Expected lives (years)	3
Volatility	59.10%
Dividend yield	—
Grant date fair value (per share)	$11.92
Number granted	214,700

The Company awarded 142,000 MRSUs on June 1, 2016. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $40 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $4.34 per MRSU on June 1, 2016.  On June 1, 2016 the Company issued 165,000 RSUs which will vest if specific sales performance targets are met prior to December 31, 2022.  The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the sales performance targets are expected to be achieved.  The Company also issued 39,800 RSUs on June 1, 2016, RSUs which vest over a three year period from the date of grant.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter Ended
	June 30, 2016	June 30, 2015
Employer service cost	$344	$120
Interest cost	10	6
Expected return on plan assets	(15)	(6)
Amortization of actuarial (gains) losses	44	—
Net pension cost for the year	$383	$120

The employer contributions paid in the quarters ended June 30, 2016 and 2015 were $196 and $122, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2017 are $658.

Note 10. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended
	June 30,
	2016	2015
Numerator:
Net loss	$(16,235)	$(10,154)
Net loss available to ordinary shareholders - basic and diluted	$(16,235)	$(10,154)
Denominator:
Weighted-average shares outstanding - basic and diluted	25,410,598	17,025,631
Loss per share - basic and diluted	$(0.64)	$(0.60)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2016 and June 30, 2015 as their inclusion would have been anti-dilutive.

	June 30, 2016	June 30, 2015
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,802,538	1,514,537
Restricted share units awarded, including the multi-year performance related restricted share units	579,495	197,000
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	—	3,933,865
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	850,000	850,000
	3,407,558	6,559,402

Note 11. Subsequent Events

On July 19, 2016, the Company issued 850,000 ordinary shares as a result of the exercise of the 850,000 pre-funded warrants exercisable at $0.01 per share.  The consideration received from the exercise of the warrants was $8.

On August 3, 2016, the Company completed a public offering of 3,220,000 of its ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million net of underwriting discounts and other offering expenses.

On August 5, 2016, the Group amended its secured credit facility with MidCap Financial Trust.  The amendments made the second tranche of $5.0 million available for immediate drawdown where previously it was conditional on the Company obtaining European CE Mark for the MosaiQTM instrument and blood grouping consumable, removed the covenant to maintain minimum cash balances of $10 million and increased certain fees payable to MidCap.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on May 31, 2016.

The information set forth and discussed below for the quarters ended June 30, 2016 and June 30, 2015 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate as one business segment with 355 employees in the United States, the United Kingdom and Switzerland as of June 30, 2016. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 53% and 55% of total revenue during the quarters ended June 30, 2016 and June 30, 2015, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2016, we had an accumulated deficit of $124.5 million. We expect our operating losses to continue for at least the remainder of the current fiscal year as we continue our investment in the development and commercialization of MosaiQ™. For the quarter ended June 30, 2016, our total revenue was $5.7 million and our net loss was $16.2 million.

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

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-

funded warrant permitted the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. On July 19, 2016, we issued 850,000 ordinary shares as a result of the exercise of the 850,000 pre-funded warrants.

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

On August 3, 2015, we entered into an amended agreement with MidCap Financial Trust ("MidCap") to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million.

On February 10, 2016, we completed a public offering of 4,444,445 newly issued ordinary shares at a price of $9.00 per share. The net proceeds from this offering were $36.8 million, net of underwriting discounts and other offering expenses.

On August 3, 2016, we completed a public offering of 3,220,000 newly issued ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 76% and 74% for quarters ended June 30, 2016 and June 30, 2015. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 46% and 43% for the quarters ended June 30, 2016 and June 30, 2015, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel costs related to our sales activities. These expenses also include direct and indirect costs associated with our product marketing activities. Starting April 1, 2016, these expenses also include the costs of the newly established MosaiQTM commercial team. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQTM commercial team.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary is able to claim certain tax credits on its research and development expenditures. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ™ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. For the fiscal year ending March 31, 2017, we expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ™.

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

Other income (expense), net consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the quarter ended June 30, 2015,  net other expense also includes the change in the fair value of the warrants issued in our initial public offering as mentioned below under “—Results of Operations— Comparison of the Quarters ended June 30, 2016 and 2015— Other income (expense).”

Results of Operations

Comparison of the Quarters ended June 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$5,717	100%	$4,850	100%	$867	18%
Other revenues	—	0%	—	0%	—	0%
Total revenue	5,717	100%	4,850	100%	867	18%
Cost of revenue	3,091	54%	2,751	57%	340	12%
Gross profit	2,626	46%	2,099	43%	527	25%
Operating expenses:
Sales and marketing	1,257	22%	658	14%	599	91%
Research and development	11,801	206%	6,810	140%	4,991	73%
General and administrative	5,946	104%	5,124	106%	822	16%
Total operating expenses	19,004	332%	12,592	260%	6,412	51%
Operating loss	(16,378)	-286%	(10,493)	-216%	(5,885)	56%
Other income (expense):
Interest expense, net	(1,171)	-20%	(797)	-16%	(374)	47%
Other, net	1,314	23%	1,136	23%	178	—
Total other income, net	143	3%	339	7%	(196)	—
Loss before income taxes	(16,235)	-284%	(10,154)	-209%	(6,081)	60%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(16,235)	-284%	$(10,154)	-209%	$(6,081)	60%

Revenue

Total revenue for the quarter ended June 30, 2016 increased by 18% to $5.7 million, compared with $4.9 million for the quarter ended June 30, 2015. Product sales revenue increased 18% to $5.7 million for the quarter ended June 30, 2016, compared with $4.9 million for the quarter ended June 30, 2015. The increase in product sales was mainly attributable to growth in sales to OEM customers and growth in direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 76% of product sales for the quarter ended June 30, 2016, compared with 74% for the quarter ended June 30, 2015.

The below table sets forth revenue by product group:

	Quarter ended June 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,911	68%	$3,430	71%	$481	14%
Product sales - direct customers and distributors	1,806	32%	1,420	29%	386	27%
Other revenues	—	0%	—	0%	—	—
Total revenue	$5,717	100%	$4,850	100%	$867	18%

OEM Sales. Product sales to OEM customers increased 14% to $3.9 million for the quarter ended June 30, 2016, compared with $3.4 million for the quarter ended June 30, 2015.

Direct Sales to Customers and Distributors. Direct product sales of $1.8 million for the quarter ended June 30, 2016 increased by 27% compared with $1.4 million for the quarter ended June 30, 2015. Direct sales in the United States increased by 32%, which was mainly attributable to recently launched new products and growth in sales of our reagent red blood cell products. Direct sales outside the United States increased by 10%, despite our decision to offer fewer products in Europe.

Other Revenues. Other revenues represent product development fees. There were no such revenues in the quarter ended June 30, 2016 or in the quarter ended June 30, 2015.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $3.1 million for the quarter ended June 30, 2016, compared with $2.8 million for the quarter ended June 30, 2015. Costs associated with greater sales volumes were mostly offset by foreign exchange effects and efficiencies in our manufacturing operations.

Gross profit on total revenue for the quarter ended June 30, 2016 was $2.6 million, an increase of 25% when compared with $2.1 million in the quarter ended June 30, 2015. The increase was attributable to the positive impact of greater sales volumes.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 46% for the quarter ended June 30, 2016, compared with 43% for the quarter ended June 30, 2015. The gross margin improvement was attributable to the positive impact of greater sales volumes and manufacturing efficiencies.

Sales and marketing expenses

Sales and marketing expense was $1.3 million for the quarter ended June 30, 2016, compared with $0.7 million for the quarter ended June 30, 2015. As a percentage of total revenue, sales and marketing expenses were 22% for the quarter ended June 30, 2016, compared with 14% for the quarter ended June 30, 2015. The growth in sales and marketing expense in the quarter ended June 30, 2016 was mainly attributable to the MosaiQTM commercial team, which was established in April 2016.

Research and development expenses

	Quarter ended June 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$11,074	194%	$6,263	129%	$4,811	77%
Other research and development	823	14%	623	13%	200	32%
Tax credits and grants	(96)	-2%	(76)	-2%	(20)	26%
Total research and development expenses	$11,801	206%	$6,810	140%	$4,991	73%

Research and development expenses increased by 73% to $11.8 million for the quarter ended June 30, 2016, compared with $6.8 million for the quarter ended June 30, 2015. As a percentage of total revenue, research and development expenses increased to 206% for the quarter ended June 30, 2016, compared with 140% for the quarter ended June 30, 2015.  This reflected incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.

General and administrative expenses

General and administrative expenses increased by 16% to $5.9 million for the quarter ended June 30, 2016, compared with $5.1 million for the quarter ended June 30, 2015, reflecting greater personnel-related costs, increased facility rental charges and increased corporate costs. We recognized $0.9 million of stock compensation expense in the quarter ended June 30, 2016 compared with $0.3 million in the quarter ended June 30, 2015. As a percentage of total revenue, general and administrative expenses decreased to 104% for the quarter ended June 30, 2016, compared with 106% for the quarter ended June 30, 2015.

Other income (expense)

Net interest expense was $1.2 million for the quarter ended June 30, 2016, compared with $0.8 million for the quarter ended June 30, 2015. Interest expense in the quarters ended June 30, 2016 and June 30, 2015 included interest charges on our borrowings from MidCap Financial Trust, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the quarter ended June 30, 2015 and $30.0 million during the quarter ended June 30, 2016. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2016 and June 30, 2015.

Other income for the quarter ended June 30, 2016 included foreign exchange gains of $1.3 million arising on monetary assets and liabilities denominated in foreign currencies. Other expense for the quarter ended June 30, 2015 included income of $1.8 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering.  It also included $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2016, the greatest impact of extra product shipments occurred in our first quarter and the greatest impact thus far in fiscal 2017 has also occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2016, we had an accumulated deficit of $124.5 million. During the quarter ended June 30, 2016, we incurred a net loss of $16.2 million and used $13.2 million of cash for operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2016 was primarily attributable to our investment in the development of MosaiQ™ and increased corporate costs, including costs related to being a public company.

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

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permitted the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs. On July 19, 2016, we issued 850,000 ordinary shares as a result of the exercise of the 850,000 pre-funded warrants.

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

On February 10, 2016, we completed a public offering of 4,444,445 of our ordinary shares at a price of $9.00 per share.  The net proceeds from this offering were $36.8 million net of underwriting discounts and other offering expenses.

From our incorporation in 2012 to June 30, 2016, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $115.1 million of gross proceeds from public offerings of our shares and warrants. As of June, 2016, we had cash and cash equivalents of $22.4 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

On August 3, 2016, we completed a public offering of 3,220,000 newly issued ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

Cash Flows for the Quarters Ended June 30, 2016 and 2015

Operating activities

Net cash used in operating activities was $13.2 million during the quarter ended June 30, 2016, which included net losses of $16.2 million offset by non-cash items of $3.8 million. Non-cash items were depreciation and amortization expense of $2.3 million, share-based compensation expense of $0.9 million, amortization of deferred debt issue costs of $0.2 million, Swiss pension costs of $0.2 million and accrued preference share dividends of $0.3 million, offset by amortization of lease incentives of $0.1 million. We also experienced a net cash outflow of $0.8 million from changes in operating assets and liabilities during the period, consisting of a $0.6 million increase in inventories, a $0.2 million increase in accounts receivable, a $0.2 million reduction in accrued compensation and benefits and a $1.2 million increase in other assets, offset by a $1.4 million increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $10.9 million during the quarter ended June 30, 2015, which included net losses of $10.2 million and non-cash items of $0.7 million. Non-cash items were depreciation and amortization expense of $0.4 million, accrued preference share dividends of $0.3 million, share-based compensation expense of $0.3 million and amortization of deferred debt issue costs of $0.2 million, offset by a change in the fair value of the liability in respect of share warrants of $1.8 million and amortization of lease incentives of $0.1 million. We also experienced a net cash inflow of $0.1 million from changes in operating assets and liabilities during the period, consisting primarily of a $0.7 million decrease in other assets, offset by a $0.4 million reduction in accounts payable and accrued liabilities, a $0.3 million increase in accounts receivable and a $0.1 million increase in inventories.

Investing activities

Net cash used in investing activities was $6.6 million for the quarter ended June 30, 2016 and $6.9 million for the quarter ended June 30, 2015. Purchases of property and equipment for the quarter ended June 30, 2016 were $6.6 million and included $3.1 million related to the MosaiQTM project and $3.4 million related to our conventional reagent business. Purchases of property and equipment for the quarter ended June 30, 2015 were $6.9 million and included $6.3 million related to the MosaiQTM project and $0.6 million related to our conventional reagent business.

Financing activities

Net cash used in financing activities was $37,000 during the quarter ended June 30, 2016, consisting of repayments on finance leases. Net cash provided by financing activities was $0.2 million during the quarter ended June 30, 2015, consisting of $0.1 million of proceeds from the exercise of options and warrants and $0.2 million of net capital lease receipts.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the current fiscal year. We expect our operating expenses to increase during the year ended March 31, 2017, as we continue to invest in MosaiQTM, grow our customer base, expand our marketing and distribution channels, hire additional employees and invest in other product development opportunities.

As of June 30, 2016, we had cash and cash equivalents of $22.4 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations in the near term, including the continued development of MosaiQ™ to commercialization, from a combination of funding sources, including through the use of existing cash balances and the issuance of new equity and debt. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2016.

There were no major changes in the nature of our contractual obligations and commitments between March 31, 2016 and June 30, 2016.

Critical Accounting Policies and Significant Judgments and Estimates

We have prepared our condensed consolidated financial statements in accordance with U.S. GAAP. Our preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures at the date of the consolidated financial statements, as well as revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2016 or the years ended March 31, 2016, 2015 or 2014.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of option awards and multi-year performance based restricted share units or MRSUs at the grant date is calculated using the Black-Scholes model or other valuation models, which use a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our March 31, 2016 Annual Report on form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update ("ASU”) 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements.  Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update is the result of a collaborative effort by the FASB and the International Accounting Standards Board to simplify revenue recognition guidance, remove inconsistencies in the application of revenue recognition, and to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The FASB is amending the Accounting Standards Codification and creating a new Topic 606, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial statements and control framework.

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

Cash and cash equivalents. At June 30, 2016, we had cash and cash equivalents of $22.4 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2016, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.1 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.1 million. Based on our assets and liabilities held in Swiss Francs at June 30, 2016, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.5 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.5 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2016, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $14.0 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2017 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.4 million in the year ending March 31, 2017 after taking account of the shelter provided by our existing hedging arrangements through March 2017. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.4 million over the same period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2016 we took the following steps to implement a remediation plan for the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016:

•

To maintain effective internal controls on an ongoing basis we established in May 2016 a specific internal control procedure related to requirements of Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits, or ASC-715. In particular, when new entities are set up in countries where the Company lacks the relevant expertise of local regulations, management will obtain and review appropriate professional advice in the country in order to properly assess and account for any material local arrangements, such as pension schemes, that may require specific consideration under US GAAP.

Based on the foregoing processes and remediation measures, management believes that the above mentioned control deficiencies will be remediated, but the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Other than the remediation measures noted above, there were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our Annual Report on Form 10-K for the year ending March 31, 2017, we will provide a report of management on our internal control over financial reporting, including management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017 following the implementation of this remediation plan.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2016, Quotient Biodiagnostics Inc., our U.S. subsidiary, as borrower, and we and certain of our other subsidiaries, as guarantors, entered into Amendment No. 3 to the Credit, Security and Guaranty Agreement, dated as of August 3, 2015 (as amended and supplemented, the "MidCap Facility"), with MidCap Financial Trust ("MidCap"), as administrative agent, and the lenders party thereto from time to time, which amended the MidCap Facility as follows: (i) the $5.0 million second tranche of the MidCap Facility, which was previously conditioned on our obtaining European CE Mark for the MosaiQTM instrument and blood grouping consumable, will now be immediately available to us and (ii) we will no longer be subject to the covenant to  maintain unrestricted cash and cash equivalents in an amount not less than $10 million.  In connection with this amendment, we have agreed to increase certain fees payable to MidCap.

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

QUOTIENT LIMITED
Date: August 9, 2016	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
10.1	Minute of Variation effective June 29, 2016 between The Scottish Ministers and Alba Bioscience Limited relating to the Lease of 21 Ellen’s Glen Road, Edinburgh
31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stephen Unger, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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