Form 10-Q
period 2016-09-30
Quotient Ltd
filed 2016-11-01
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

As of October 28, 2016 there were 29,503,784 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the sections entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2016, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$18,999	$44,100
Trade accounts receivable, net	3,950	2,269
Inventories	13,403	12,584
Prepaid expenses and other current assets	4,191	2,780
Total current assets	40,543	61,733
Property and equipment, net	60,486	57,115
Intangible assets, net	838	902
Total assets	$101,867	$119,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,183	$7,286
Accrued compensation and benefits	3,042	3,294
Accrued expenses and other current liabilities	9,133	9,180
Current portion of long-term debt	7,000	1,000
Current portion of lease incentive	436	439
Current portion of capital lease obligation	122	152
Total current liabilities	27,916	21,351
Long-term debt, less current portion	22,416	27,910
Lease incentive, less current portion	1,090	1,316
Capital lease obligation, less current portion	1,530	1,723
Defined benefit pension plan obligation	4,733	4,502
7% Cumulative redeemable preference shares	16,750	16,225
Total liabilities	74,435	73,027
Commitments and contingencies	—	—
Shareholders' equity
Ordinary shares (nil par value) 29,501,384 and 25,408,950 issued and outstanding at September 30, 2016 and March 31, 2016 respectively	172,285	155,914
Additional paid in capital	13,645	11,664
Accumulated other comprehensive loss	(16,673)	(12,623)
Accumulated deficit	(141,825)	(108,232)
Total shareholders' equity	27,432	46,723
Total liabilities and shareholders' equity	$101,867	$119,750

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$4,844	$4,273	$10,561	$9,123
Other revenues	1,300	—	1,300	—
Total revenue	6,144	4,273	11,861	9,123
Cost of revenue	(2,761)	(2,124)	(5,852)	(4,875)
Gross profit	3,383	2,149	6,009	4,248
Operating expenses:
Sales and marketing	(1,273)	(774)	(2,530)	(1,432)
Research and development, net of government grants	(14,495)	(8,381)	(26,296)	(15,191)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,083)	(477)	(1,981)	(814)
Other general and administrative expenses	(4,043)	(5,488)	(9,091)	(10,275)
Total general and administrative expense	(5,126)	(5,965)	(11,072)	(11,089)
Total operating expense	(20,894)	(15,120)	(39,898)	(27,712)
Operating loss	(17,511)	(12,971)	(33,889)	(23,464)
Other income (expense):
Interest expense, net	(1,213)	(1,061)	(2,384)	(1,858)
Change in financial liability for share warrants	—	10,256	—	12,027
Other, net	1,366	(657)	2,680	(1,292)
Other income, net	153	8,538	296	8,877
Loss before income taxes	(17,358)	(4,433)	(33,593)	(14,587)
Provision for income taxes	—	—	—	—
Net loss	$(17,358)	$(4,433)	$(33,593)	$(14,587)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$29	$(17)	$(234)	$209
Foreign currency gain (loss)	(594)	(1,561)	(3,903)	1,194
Provision for pension benefit obligation	46	—	87	(1,747)
Other comprehensive loss, net	(519)	(1,578)	(4,050)	(344)
Comprehensive loss	$(17,877)	$(6,011)	$(37,643)	$(14,931)
Net loss available to ordinary shareholders - basic and diluted	$(17,358)	$(4,433)	$(33,593)	$(14,587)
Loss per share - basic and diluted	$(0.62)	$(0.25)	$(1.25)	$(0.85)
Weighted-average shares outstanding - basic and diluted	28,123,334	17,416,674	26,774,378	17,222,221

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity
March 31, 2016	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of Shares , net of Issue Costs of $1,348	3,220,000	16,362	—	—	—	16,362
Exercise of pre-funded warrants	850,000	9	—	—	—	9
Issue of shares upon exercise of incentive share options and vesting of RSUs	22,434	—	—	—	—	—
Net loss	—	—	—	—	(33,593)	(33,593)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(234)	—	(234)
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	6,609	—	6,609
Retranslation of foreign entities	—	—	—	(10,512)	—	(10,512)
Provision for pension benefit obligation	—	—	—	87	—	87
Other comprehensive loss	—	—	—	(4,050)	—	(4,050)
Stock-based compensation	—	—	1,981	—	—	1,981
September 30, 2016	29,501,384	172,285	13,645	(16,673)	(141,825)	27,432

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(33,593)	$(14,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,641	907
Share-based compensation	1,981	814
Amortization of lease incentive	(217)	(222)
Swiss pension obligation	344	—
Amortization of deferred debt issue costs	506	1,056
Accrued preference share dividends	525	525
Change in financial liability for share warrants	—	(12,027)
Net change in assets and liabilities:
Trade accounts receivable, net	(1,870)	(287)
Inventories	(1,333)	(1,125)
Accounts payable and accrued liabilities	1,614	233
Accrued compensation and benefits	10	(958)
Other assets	(1,629)	(832)
Net cash used in operating activities	(29,021)	(26,503)
INVESTING ACTIVITIES:
Purchase of property and equipment	(9,427)	(14,063)
Purchase of intangible assets	(65)	—
Net cash used in investing activities	(9,492)	(14,063)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(81)	126
Proceeds from drawdown of new debt, net of costs	—	14,297
Proceeds from issuance of ordinary shares	16,371	13,352
Net cash generated from financing activities	16,290	27,775
Effect of exchange rate fluctuations on cash and cash equivalents	(2,878)	922
Change in cash and cash equivalents	(25,101)	(11,869)
Beginning cash and cash equivalents	44,100	37,525
Ending cash and cash equivalents	$18,999	$25,656
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$2,391	$789

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2017 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $141.8 million as of September 30, 2016. At September 30, 2016, the Company had cash holdings of $19.0 million. The Company has expenditure plans over the next twelve months that exceed its current cash holdings, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations, including the continued development of MosaiQTM to commercialization, from a combination of funding sources, including through the use of existing cash balances and the issuance of additional debt. On October 14, 2016, the Company issued $84.0 million of 12% Senior Secured Notes due 2023 (the “Notes”) with net proceeds of approximately $79.0 million after deducting issuance expenses. The Company deposited $5.0 million in a cash reserve account representing six-months of scheduled interest and also repaid the borrowings under its secured credit facility with MidCap Financial Trust, which amounted to $33.5 million including fees and expenses. The Company expects to issue a further $36.0 million of the Notes upon the public announcement of successful field trial results for the MosaiQTM IH Microarray. However, there can be no assurance the Company will be able to successfully complete such field trials and receive the expected proceeds from such issuance when necessary. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and March 31, 2016, all cash and cash equivalents comprised readily accessible cash balances except for $315 at September 30, 2016 and $317 at March 31, 2016 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2016 and at March 31, 2016. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2016 and March 31, 2016. This customer represented 72% and 58% of the accounts receivable balances as of September 30, 2016 and March 31, 2016, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2016 and September 30, 2015. This customer represented 59% of total product sales for the six month period September 30, 2016 and 57% for the six month period ended September 30, 2015.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2016 and March 31, 2016.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2016 or September 30, 2015.

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

In June 2013, the Company entered into an agreement with Ortho-Clinical Diagnostics Inc. (“OCD”) to develop a range of rare antisera products. This agreement was amended in August 2016. Under the terms of the amended agreement, the Company is entitled to receive a milestone payment of $1,300 related to the completion of the CE marking of the products for use on OCD’s automation platforms, milestone payments totaling $1,400 upon the receipt of FDA approval of the rare antisera products and a milestone payment of $1,500 upon the updating of the FDA approval to cover use of the products on OCD’s automation platforms. In the quarter ended September 30, 2016, the Company recognized milestone revenue of $1,300 related to the completion of the CE marking of the products for use on OCD’s automation platforms. In January 2015, the Company entered into a supply and distribution agreement with OCD related to the commercialization and distribution of certain MosaiQTM products. Under the terms of this agreement, the Company is entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQTM products by OCD within the European Union, United States and within any country outside of these two regions. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the projects that the development work would be successful, these milestones are substantive and should be accounted for under the milestone method of revenue recognition.

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

The Swiss pension arrangements were in place at March 31, 2015, but given the limited number of plan members, the accounting provisions of ASC 715 were not applied in the year ended March 31, 2015 or in the amounts originally reported for the six month period ended September 30, 2015. During the quarter ended March 31, 2016, the Company began to apply the accounting provisions of ASC 715 for its Swiss pension arrangements to account for the arrangements as a defined benefit plan. The Company’s Condensed Consolidated Statements of Comprehensive Loss have been adjusted for the six month period ended September 30, 2015 to reflect the adoption of the provisions of ASC 715 with effect from April 1, 2015. The impact of this adjustment is the inclusion of a pension benefit obligation provision amounting to $1,747 in Other comprehensive income (loss) for the six month period ended September 30, 2015 where an amount for this provision was not previously reported. Therefore, there are consequent changes of $1,747 to Other comprehensive income (loss), net and Comprehensive loss for the previously reported six month period. This adjustment had no impact on the results of operations or liquidity for the six month period ended September 30, 2015.

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

Note 3. Intangible Assets

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,553	$(2,553)	$—	—
Brands associated with acquired cell lines	527	(120)	407	30.9 years
Product licenses	740	(309)	431	5.8 years
Other intangibles	166	(166)	—	—
Total	$3,986	$(3,148)	$838	18.0 years

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,829	$(2,829)	$—	—
Brands associated with acquired cell lines	583	(125)	458	31.4 years
Product licenses	748	(304)	444	5.9 years
Other intangibles	184	(184)	—	—
Total	$4,344	$(3,442)	$902	18.9 years

Note 4. Debt

Long-term debt comprises:

	September 30, 2016	March 31, 2016
Total debt	$30,000	$30,000
Less current portion	(7,000)	(1,000)
Long-term debt	$23,000	$29,000
Fee due on final repayment of facility	1,950	1,350
Deferred debt costs, net of amortization	(1,841)	(1,534)
Fair value of associated share warrant, net of amortization	(693)	(906)
	$22,416	$27,910

On August 3, 2015, the Company drew down $30,000 under a new secured credit facility agreement with MidCap Financial Trust. The facility was repayable over a four year period with no repayments until March 1, 2017 when the first of 30 equal monthly repayments was due. If the Company achieved CE Mark approvals for the MosaiQTM instrument and immunohematology microarray, the facility was repayable over a four year period with no repayments until September 1, 2017 when the first of 24 equal monthly repayments was due. The facility bore interest at LIBOR plus 6.7%. The LIBOR rate applicable was the higher of the actual market rate from time to time or 2.0%. On October 14, 2016, the Company repaid in full its borrowings under the secured credit facility with MidCap Financial Trust from the proceeds of the Notes issued on that day. Further detail is provided in Note 11, “Subsequent Events”.

At September 30, 2016, the outstanding debt is repayable as follows:

Within 1 year	$7,000
Between 1 and 2 years	12,000
Between 2 and 3 years	11,000
Total debt	$30,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2016	March 31, 2016
Raw materials	$8,836	$8,693
Work in progress	3,097	2,266
Finished goods	1,470	1,625
Total inventories	$13,403	$12,584

Inventory at September 30, 2016, included $7,327 of raw materials and $1,429 of work in progress related to the MosaiQTM project. Inventory at March 31, 2016, included $7,099 of raw materials related to the MosaiQTM project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2016	March 31, 2016
Land	$1,336	$1,480
Plant and machinery	45,104	42,375
Leasehold improvements	24,514	19,440
Total property and equipment	70,954	63,295
Less: accumulated depreciation	(10,468)	(6,180)
Total property and equipment, net	$60,486	$57,115

Depreciation expenses were $2,251 and $491 in the quarters ended September 30, 2016 and September 30, 2015, respectively, and $4,430 and $867 in the six month periods ended September 30, 2016 and September 30, 2015 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2016	March 31, 2016
Salary and related benefits	$863	$113
Accrued vacation	256	351
Accrued payroll taxes	723	830
Accrued incentive payments	1,200	2,000
Total accrued compensation and benefits	$3,042	$3,294

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	March 31, 2016
Accrued legal and professional fees	$936	$102
Accrued interest	217	225
Goods received not invoiced	1,126	911
Accrued capital expenditure	1,960	2,253
Accrued development expenditure	2,603	3,533
Other accrued expenses	2,291	2,156
Total accrued expenses and other current liabilities	$9,133	$9,180

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to September 30, 2016 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three forward exchange contracts to sell $500 and purchase pounds sterling at £1:$1.50 in each calendar month through December 2016 as a hedge of its U.S. dollar denominated revenues and has entered into a further six contracts to sell $500 and purchase pounds sterling at £1:$1.40 in each calendar month from January 2017 through June 2017.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$6,960	$—	$6,960
Total assets measured at fair value	$—	$6,960	$—	$6,960

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$—	$424	$—	$424
Total liabilities measured at fair value	$—	$424	$—	$424

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$4,455	$—	$4,455
Total assets measured at fair value	$—	$4,455	$—	$4,455

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (2)	$—	$190	$—	$190
Total liabilities measured at fair value	$—	$190	$—	$190

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund. See Note 9, "Defined Benefit Pension Plans".

(2)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

Note 7. Ordinary and Preference Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2016	March 31, 2016	Par value
Ordinary shares	29,501,384	25,408,950	$—
Total	29,501,384	25,408,950	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2016	March 31, 2016	September 30, 2016	March 31, 2016
7% Cumulative Redeemable Preference shares	666,665	666,665	$25.13	$24.34
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,981 and $814 in the six month periods ended September 30, 2016 and September 30, 2015, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	225,950	11.64	120
Exercised	—	—	—
Forfeited	(9,220)	12.25	—
Outstanding — September 30, 2016	1,806,668	$8.31	93
Exercisable —September 30, 2016	1,058,508	$5.91	86

The closing price of the Company’s ordinary shares on The NASDAQ Global Market on September 30, 2016 was $7.82.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
June 1, 2016	214,700	$11.92	$11.92	$4.86
August 10, 2016	11,250	$6.38	$6.38	$2.88

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	June 1, 2016	August 10, 2016
Risk-free interest rate	1.83%	1.55%
Expected lives (years)	3	3
Volatility	59.10%	66.90%
Dividend yield	—	—
Grant date fair value (per share)	$11.92	$6.38
Number granted	214,700	11,250

The Company awarded 142,000 MRSUs on June 1, 2016. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $40 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $4.34 per MRSU on June 1, 2016.  On June 1, 2016, the Company issued 165,000 RSUs and, on August 10, 2016, the Company issued an additional 50,000 RSUs which, in each case, will vest if specific sales performance targets are met prior to December 31, 2022. The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the sales performance targets are expected to be achieved.  In addition, on June 1, 2016, the Company issued 39,800 RSUs which vest over a three year period from the date of grant and on September 4, 2016, the Company issued 15,226 RSUs which vest over a two year period from the date of grant.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Employer service cost	$341	$120	$685	$240
Interest cost	10	6	20	12
Expected return on plan assets	(16)	(6)	(31)	(12)
Amortization of actuarial (gains) losses	43	—	87	—
Net pension cost for the year	$378	$120	$761	$240

The employer contributions for the six month periods ended September 30, 2016 and 2015 were $417 and $240, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2017 are $658.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(17,358)	$(4,433)	$(33,593)	$(14,587)
Net loss available to ordinary shareholders - basic and diluted	$(17,358)	$(4,433)	$(33,593)	$(14,587)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,123,334	17,416,674	26,774,378	17,222,221
Loss per share - basic and diluted	$(0.62)	$(0.25)	$(1.25)	$(0.85)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2016 and September 30, 2015 as their inclusion would have been anti-dilutive.

	September 30, 2016	September 30, 2015
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,806,668	1,544,244
Restricted share units awarded, including the multi-year performance related restricted share units	627,287	219,367
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	—	2,424,416
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	—	850,000
	2,609,480	5,213,552

Note 11. Subsequent Events

On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of 12% Senior Secured Notes due 2023 and entered into an indenture governing the Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

The Company issued $84 million aggregate principal amount of the Notes on October 14, 2016 and, so long as no event of default has occurred, the Company will issue an additional $36 million aggregate principal amount of the Notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The estimated net proceeds from the offering completed on October 14, 2016 are expected to be approximately $79 million after deducting estimated offering expenses and the Company paid $5 million of the net proceeds into the cash reserve account maintained with the collateral agent under the terms of the indenture.

On October 14, 2016, the Company used a portion of the net proceeds to repay all outstanding obligations under its existing secured credit facility with MidCap Financial Trust which amounted to $33.5 million including fees and expenses.

Interest on the Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2019, the Company will also pay an installment of principal of the notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule.

In connection with the offering on October 14, 2016, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ™ instruments and consumables made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ™ instruments or consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on May 31, 2016.

The information set forth and discussed below for the quarters or six month periods ended September 30, 2016 and September 30, 2015 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ™, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ™ will initially comprise two separate microarrays, one for immunohematology and one for serological disease screening, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ™ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We operate as one business segment with 366 employees in the United States, the United Kingdom and Switzerland as of September 30, 2016. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 48% and 54% of total revenue during the six month periods ended September 30, 2016 and September 30, 2015, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2016, we had an accumulated deficit of $141.8 million. We expect our operating losses to continue for at least the remainder of the current fiscal year as we continue our investment in the development and commercialization of MosaiQ™. For the six month period ended September 30, 2016, our total revenue was $11.9 million and our net loss was $33.6 million.

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

On August 3, 2015, we entered into an amended agreement with MidCap Financial Trust ("MidCap") to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. We repaid all outstanding amounts under this facility on October 14, 2016.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 and entered into an indenture governing the notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The estimated net proceeds from the offering completed on October 14, 2016 are expected to be approximately $79 million, after deducting estimated offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap Financial Trust which amounted to $33.5 million including fees and expenses.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 75% and 73% for six month periods ended September 30, 2016 and September 30, 2015, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Cost of revenue is also affected by manufacturing efficiencies and allowances for scrapped or expired material. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 51% and 47% for the six month periods ended September 30, 2016 and September 30, 2015, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

Our general and administrative expenses include costs for our executive, accounting and finance, legal, corporate development, information technology and human resources functions. We expense all general and administrative expenses as incurred. These expenses consist principally of salaries, bonuses and employee benefits for the personnel performing these functions, including travel costs. These expenses also include share-based compensation, professional service fees (such as audit, tax and legal fees), costs related to our Board of Directors, and general corporate overhead costs, which include depreciation and amortization. We expect our general and administrative expenses to increase as our business develops and also due to the costs of operating as a public company, such as additional legal, accounting and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums and investor relations expenses.

Net interest expense consists primarily of interest charges on our loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the loan and report them as interest expense in our statements of operations.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the six month period ended September 30, 2015,  net other expense also includes the change in the fair value of the warrants issued in our initial public offering as mentioned below under “—Results of Operations— Comparison of the Quarters ended September 30, 2016 and 2015— Other income (expense).”

Results of Operations

Comparison of the Quarters ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,844	79%	$4,273	100%	$570	13%
Other revenues	1,300	21%	—	—	1,300	—
Total revenue	6,144	100%	4,273	100%	1,871	44%
Cost of revenue	2,761	45%	2,124	50%	637	30%
Gross profit	3,383	55%	2,149	50%	1,234	57%
Operating expenses:
Sales and marketing	1,273	21%	774	18%	499	64%
Research and development	14,495	236%	8,381	196%	6,114	73%
General and administrative	5,126	83%	5,965	140%	(839)	-14%
Total operating expenses	20,894	340%	15,120	354%	5,774	38%
Operating loss	(17,511)	-285%	(12,971)	-304%	(4,540)	35%
Other income (expense):
Interest expense, net	(1,213)	-20%	(1,061)	-25%	(152)	14%
Other, net	1,366	22%	9,599	225%	(8,233)	—
Total other income, net	153	2%	8,538	200%	(8,385)	—
Loss before income taxes	(17,358)	-283%	(4,433)	-104%	(12,925)	292%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(17,358)	-283%	$(4,433)	-104%	$(12,925)	292%

Revenue

Total revenue for the quarter ended September 30, 2016 increased by 44% to $6.1 million, compared with $4.3 million for the quarter ended September 30, 2015. Product sales revenue increased 13% to $4.8 million for the quarter ended September 30, 2016, compared with $4.3 million for the quarter ended September 30, 2015. The increase in product sales was primarily attributable to growth in product sales revenues from OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 73% of product sales for the quarter ended September 30, 2016, compared with 71% for the quarter ended September 30, 2015.

The below table sets forth revenue by product group:

	Quarter ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,447	56%	$2,784	65%	$663	24%
Product sales - direct customers and distributors	1,397	23%	1,489	35%	(92)	-6%
Other revenues	1,300	21%	—	0%	1,300	—
Total revenue	$6,144	100%	$4,273	100%	$1,871	44%

OEM Sales. Product sales to OEM customers increased 24% to $3.4 million for the quarter ended September 30, 2016, compared with $2.8 million for the quarter ended September 30, 2015. The increase was due to better pricing, increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $1.4 million for the quarter ended September 30, 2016 decreased by 6% compared with $1.5 million for the quarter ended September 30, 2015. Direct sales in the United States increased by 29%, which was mainly attributable to the impact of recent product launches, new customers for our reagent red blood cell products and better pricing. Direct sales outside of the United States decreased by 50% given our decision to rationalize our product offerings in Europe.

Other Revenues. Other revenues represent product development fees and were $1.3 million for the quarter ended September 30, 2016 as a result of the achievement of a product development milestone. There were no such revenues in the quarter ended September 30, 2015.

Cost of revenue and gross margin

Cost of revenue increased by 30% to $2.8 million for the quarter ended September 30, 2016, compared with $2.1 million for the quarter ended September 30, 2015. This increase reflected incremental costs associated with greater sales volumes and higher levels of waste in our manufacturing operations.

Gross profit on total revenue for the quarter ended September 30, 2016 was $3.4 million, an increase of 57% when compared with $2.1 million in the quarter ended September 30, 2015. This increase was mainly attributable to other revenues of $1.3 million for which there were no associated costs.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 55% for the quarter ended September 30, 2016, compared with 50% for the quarter ended September 30, 2015. The increase was due to the positive effect on gross margin of other revenue. Gross margin on product sales was 43% for the quarter ended September 30, 2016 compared with 50% for the quarter ended September 30, 2015, as the positive impact of better pricing and greater sales volumes was offset by the impact of product sales mix and abnormally high levels of waste at our legacy manufacturing facility in Edinburgh, Scotland. This aging plant will be replaced by a new facility, currently under construction, located outside Edinburgh.

Sales and marketing expenses

Sales and marketing expense was $1.3 million for the quarter ended September 30, 2016, compared with $0.8 million for the quarter ended September 30, 2015. As a percentage of total revenue, sales and marketing expenses were 21% for the quarter ended September 30, 2016, compared with 18% for the quarter ended September 30, 2015. The growth in sales and marketing expense in the quarter ended September 30, 2016 was mainly attributable to the MosaiQTM commercial team, which was established in April 2016.

Research and development expenses

	Quarter ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$14,051	229%	$7,904	185%	$6,147	78%
Other research and development	507	8%	570	13%	(63)	-11%
Tax credits and grants	(63)	-1%	(93)	-2%	30	-32%
Total research and development expenses	$14,495	236%	$8,381	196%	$6,114	73%

Research and development expenses increased by 73% to $14.5 million for the quarter ended September 30, 2016, compared with $8.4 million for the quarter ended September 30, 2015. As a percentage of total revenue, research and development expenses increased to 236% for the quarter ended September 30, 2016, compared with 196% for the quarter ended September 30, 2015.  This increase reflected incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.

General and administrative expenses

General and administrative expenses decreased by 14% to $5.1 million for the quarter ended September 30, 2016, compared with $6.0 million for the quarter ended September 30, 2015. The decrease was mainly attributable to changes in the primary activities of certain MosaiQTM managerial and support personnel over the last six months. Specifically, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities. As such, the associated personnel costs and related expenses are now categorized as research and development or sales and marketing. We recognized $1.1 million of stock compensation expense in the quarter ended September 30, 2016 compared with $0.5 million in the quarter ended September 30, 2015. As a percentage of total revenue, general and administrative expenses decreased to 83% for the quarter ended September 30, 2016, compared with 140% for the quarter ended September 30, 2015.

Other income (expense)

Net interest expense was $1.2 million for the quarter ended September 30, 2016, compared with $1.1 million for the quarter ended September 30, 2015. Interest expense in the quarters ended September 30, 2016 and September 30, 2015 included interest charges on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $14.5 million from July 1, 2015 to August 3, 2015 and then increased to $30.0 million as a result of the expansion of our secured credit facility on August 3, 2015. Borrowings from MidCap amounted to $30.0 million during the quarter ended September 30, 2016. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2016 and September 30, 2015.

Other income for the quarter ended September 30, 2016 included foreign exchange gains of $1.4 million arising on monetary assets and liabilities denominated in foreign currencies. Other income for the quarter ended September 30, 2015 included income of $10.3 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering offset by $0.6 million of previously deferred fees that were expensed as a result of the expansion of our secured credit facility on August 3, 2015.

Comparison of the six month periods ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$10,561	89%	$9,123	100%	$1,438	16%
Other revenues	1,300	11%	—	0%	1,300	—
Total revenue	11,861	100%	9,123	100%	2,738	30%
Cost of revenue	5,852	49%	4,875	53%	977	20%
Gross profit	6,009	51%	4,248	47%	1,761	41%
Operating expenses:
Sales and marketing	2,530	21%	1,432	16%	1,098	77%
Research and development	26,296	222%	15,191	167%	11,105	73%
General and administrative	11,072	93%	11,089	122%	(17)	0%
Total operating expenses	39,898	336%	27,712	304%	12,186	44%
Operating (loss)	(33,889)	-286%	(23,464)	-257%	(10,425)	44%
Other income (expense):
Interest expense, net	(2,384)	-20%	(1,858)	-20%	(526)	28%
Other, net	2,680	23%	10,735	118%	(8,055)	—
Total other income, net	296	2%	8,877	97%	(8,581)	-97%
Loss before income taxes	(33,593)	-283%	(14,587)	-160%	(19,006)	130%
Provision for income taxes	—	0%	—	0%	—	—
Net loss	$(33,593)	-283%	$(14,587)	-160%	$(19,006)	130%

Revenue

Total revenue for the six month period ended September 30, 2016 increased by 30% to $11.9 million, compared with $9.1 million for the six month period ended September 30, 2015. Product sales revenue increased 16% to $10.6 million for the six month period ended September 30, 2016, compared with $9.1 million for the six month period ended September 30, 2015. The increase in product sales was primarily attributable to growth in product sales revenues from OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 75% of product sales for the six month period ended September 30, 2016, compared with 73% for the six month period ended September 30, 2015.

The below table sets forth revenue by product group:

	Six months ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$7,358	62%	$6,214	68%	$1,144	18%
Product sales - direct customers and distributors	3,203	27%	2,909	32%	294	10%
Other revenues	1,300	11%	—	0%	1,300	—
Total revenue	$11,861	100%	$9,123	100%	$2,738	30%

OEM Sales. Product sales to OEM customers increased 18% to $7.4 million for the six month period ended September 30, 2016, compared with $6.2 million for the six month period ended September 30, 2015. The increase was due to better pricing, increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $3.2 million for the six month period ended September 30, 2016 increased by 10% compared with $2.9 million for the six month period ended September 30, 2015. Direct sales in the United States increased by 30%, which was mainly attributable to the impact of recent product launches, new customers for our reagent red blood cell products and better pricing. Direct sales outside of the United States decreased by 29% given our decision to rationalize our product offerings in Europe.

Other Revenues. Other revenues represent product development fees and were $1.3 million for the six month period ended September 30, 2016 as a result of the achievement of a product development milestone. There were no such revenues in the six month period ended September 30, 2015.

Cost of revenue and gross margin

Cost of revenue increased by 20% to $5.9 million for the six month period ended September 30, 2016, compared with $4.9 million for the six month ended September 30, 2015. This increase reflected incremental costs associated with greater sales volumes and higher levels of waste in our manufacturing operations.

Gross profit on total revenue for the six month period ended September 30, 2016 was $6.0 million, an increase of 41% when compared with $4.2 million in the six month period ended September 30, 2015. The increase was attributable to the positive impact of greater sales volumes and other revenue of $1.3 million for which there were no associated costs.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 51% for the six month period ended September 30, 2016, compared with 47% for the six month period ended September 30, 2015. The increase was due to the positive effect on gross margin of other revenue. Gross margin on product sales was 45% for the six month period ended September 30, 2016 compared with 47% for the six month period ended September 30, 2015, as the positive impact of better pricing and greater sales volumes was offset by the impact of product sales mix and abnormally high levels of waste at our legacy manufacturing facility in Edinburgh, Scotland. This aging plant will be replaced by a new facility, currently under construction, located outside Edinburgh.

Sales and marketing expenses

Sales and marketing expense was $2.5 million for the six month period ended September 30, 2016, compared with $1.4 million for the six month period ended September 30, 2015. As a percentage of total revenue, sales and marketing expenses were 21% for the six month period ended September 30, 2016, compared with 16% for the six month period ended September 30, 2015. The growth in sales and marketing expense in the six month period ended September 30, 2016 was mainly attributable to the MosaiQTM commercial team, which was established in April 2016.

Research and development expenses

	Six months ended September 30,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$25,451	215%	$14,166	155%	$11,285	80%
Other research and development	1,004	8%	1,193	13%	(189)	-16%
Tax credits and grants	(159)	-1%	(168)	-2%	9	-5%
Total research and development expenses	$26,296	222%	$15,191	167%	$11,105	73%

Research and development expenses increased by 73% to $26.3 million for the six month period ended September 30, 2016, compared with $15.2 million for the six month period ended September 30, 2015. As a percentage of total revenue, research and development expenses increased to 222% for the six month period ended September 30, 2016, compared with 167% for the six month period ended September 30, 2015. This increase reflected incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs, which are currently expensed as research and development.

General and administrative expenses

General and administrative expenses were $11.1 million for the six month period ended September 30, 2016, compared with $11.1 million for the six month period ended September 30, 2015. Greater personnel-related costs, increased facility rental charges and increased corporate costs were offset by the effect of changes in the primary activities of certain MosaiQTM managerial and support personnel over the last six months. Specifically, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities. As such, the associated personnel costs and related expenses are now categorized as research and development or sales and marketing. We recognized $2.0 million of stock compensation expense in the six month period ended September 30, 2016 compared with $0.8 million in the six month period ended September 30, 2015. As a percentage of total revenue, general and administrative expenses decreased to 93% for the six month period ended September 30, 2016, compared with 122% for the six month period ended September 30, 2015.

Other income (expense)

Net interest expense was $2.4 million for the six month period ended September 30, 2016, compared with $1.9 million for the six month period ended September 30, 2015. Interest expense in the six month period ended September 30, 2016 and September 30, 2015 included interest charges on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million from April 1, 2015 to June 30, 2015, $14.5 million from July 1, 2015 to August 3, 2015 and then increased to $30.0 million as a result of the expansion of our secured credit facility on August 3, 2015. Borrowings from MidCap amounted to $30.0 million during the six month period ended September 30, 2016. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2016 and September 30, 2015.

Other income for the six month period ended September 30, 2016 included foreign exchange gains of $2.7 million arising on monetary assets and liabilities denominated in foreign currencies. Other income for the six month period ended September 30, 2015 included income of $12.0 million related to the change in the fair value in the six month period of the warrants issued at the time of our initial public offering offset by $0.7 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.6 million of previously deferred fees that were expenses as a result of the expansion of our secured credit facility.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2016, we had an accumulated deficit of $141.8 million. During the six month period ended September 30, 2016, we incurred a net loss of $33.6 million and used $29.0 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2016 was primarily attributable to our investment in the development of MosaiQ™ and increased corporate costs, including costs related to being a public company.

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

On August 3, 2015, we entered into an amended agreement with MidCap to expand our existing secured term loan facility from $15.0 million to $30.0 million. MidCap also agreed to make available, subject to certain conditions, additional credit facilities totaling $20.0 million. We repaid all outstanding amounts under this facility on October 14, 2016.

On February 10, 2016, we completed a public offering of 4,444,445 of our ordinary shares at a price of $9.00 per share.  The net proceeds from this offering were $36.8 million net of underwriting discounts and other offering expenses.

On August 3, 2016, we completed a public offering of 3,220,000 of our ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

From our incorporation in 2012 to September 30, 2016, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $132.8 million of gross proceeds from public offerings of our shares and warrants. As of September 2016, we had cash and cash equivalents of $19.0 million, which included $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland.

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 and entered into an indenture governing the notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies.  The estimated net proceeds from the offering completed on October 14, 2016 were approximately $79 million, after deducting estimated offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap.

Cash Flows for the Six Month Periods Ended September 30, 2016 and 2015

Operating activities

Net cash used in operating activities was $29.0 million during the six month period ended September 30, 2016, which included net losses of $33.6 million offset by non-cash items of $7.8 million. Non-cash items were depreciation and amortization expense of $4.6 million, share-based compensation expense of $2.0 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $0.5 million and accrued preference share dividends of $0.5 million, offset by amortization of lease incentives of $0.2 million. We also experienced a net cash outflow of $3.2 million from changes in operating assets and liabilities during the period, consisting of a $1.9 million increase in accounts receivable, a $1.3 million increase in inventories and a $1.6 million increase in other assets, offset by a $1.6 million increase in accounts payable and accrued liabilities.

Net cash used in operating activities was $26.5 million during the six month period ended September 30, 2015, which included net losses of $14.6 million and non-cash items of $8.9 million. Non-cash items were depreciation and amortization expense of $0.9 million, accrued preference share dividends of $0.5 million, share-based compensation expense of $0.8 million and amortization of deferred debt issue costs of $1.1 million, offset by a change in the fair value of the liability in respect of share warrants of $12.0 million and amortization of lease incentives of $0.2 million. We also experienced a net cash outflow of $3.0 million from changes in operating assets and liabilities during the period, consisting of a $0.3 million increase in accounts receivable, a $1.1 million increase in inventories, a $1.0 million reduction in accrued compensation and benefits and a $0.8 million increase in other assets, offset by a $0.2 million reduction in accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities was $9.5 million for the six month period ended September 30, 2016 and $14.1 million for the six month period ended September 30, 2015. Purchases of property and equipment for the six month period ended September 30, 2016 were $9.4 million and included $1.9 million related to the MosaiQTM project and $7.4 million related to our conventional reagent business. Purchases of property and equipment for the six month period ended September 30, 2015 were $14.1 million and included $12.5 million related to the MosaiQTM project and $1.6 million related to our conventional reagent business. Purchases of intangible assets related to our conventional reagent business for the six month period ended September 30, 2016 were $0.1 million.

Financing activities

Net cash provided by financing activities was $16.3 million during the six month period ended September 30, 2016, consisting of $16.4 million of net proceeds from the issuance of ordinary shares offset by $0.1 million of repayments on finance leases.  Net cash provided by financing activities was $27.8 million during the six month period ended September 30, 2015, consisting of $13.4 million of proceeds from the exercise of options and warrants, $14.3 million from the expansion of our secured credit facility and $0.1 million of net capital lease receipts.

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

As of September 30, 2016, we had cash and cash equivalents of $19.0 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 and entered into an indenture governing the notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The estimated net proceeds from the offering completed on October 14, 2016 are expected to be approximately $79 million after deducting estimated offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap which amounted to $33.5 million including fees and expenses.

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

We expect to fund our operations, including the continued development of MosaiQ™ to commercialization, from a combination of funding sources, including through the use of existing cash balances and the issuance of additional debt. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2016.

On August 5, 2016, we amended our secured credit facility with MidCap. The amendments made the second tranche of $5.0 million available for immediate drawdown where previously it was conditional on our obtaining European CE Mark for the MosaiQTM instrument and immunohematology microarray, removed the covenant to maintain minimum cash balances of $10 million and increased certain fees payable to MidCap.

There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2016 and September 30, 2016.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2016 or the years ended March 31, 2016, 2015 or 2014.

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

Cash and cash equivalents. At September 30, 2016, we had cash and cash equivalents of $19.0 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Term loan facility. At September 30, 2016, we had term debt of $30.0 million drawn under a term loan facility with MidCap. The term loan carried a variable interest rate of 6.7% above LIBOR, with a LIBOR floor of 2.00%. If there was a rise in LIBOR interest rates above 2.00%, our debt service obligation would have increased even though the amount borrowed would have remained the same, which would have affected our results of operations, financial condition and liquidity. Assuming no change in our debt obligations from the amount drawn down under the term loan at September 30, 2016, a hypothetical one percentage point change in underlying variable rates would not have changed our annual interest expense and cash flow from operations. On October 14, 2016, we used a portion of the net proceeds of our private placement of 12% senior secured notes due 2023 to repay all outstanding amounts under our term loan facility with MidCap.  The notes are fixed-rate instruments and, as a result, we expect that changes in interest rates will have less of an impact on our interest expense incurred or cash flows in future periods.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2016, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.4 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.4 million. Based on our assets and liabilities held in Swiss Francs at September 30, 2016, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.3 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.3 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the six month period ended September 30, 2016 we took the following steps to implement a remediation plan for the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016:

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

Item 1A. Risk Factors

Our debt and other financings contain restrictive covenants and other provisions that may limit our operating flexibility.

In October 2016, we issued $84.0 million aggregate principal amount of 12% senior secured notes due 2023 and, if certain conditions are satisfied, we will issue an additional $36.0 million aggregate principal amount of these notes. The notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the notes that are then outstanding.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the notes.

In addition, upon the occurrence of certain change of control events and, subject to certain conditions, certain asset sales events, holders of the notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 101.0% or 100.0%, respectively, of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.  Furthermore, our outstanding 666,665 7% cumulative redeemable preference shares are subject to automatic redemption in the event of certain changes of control involving us. In connection with such redemption, we are required to first pay the amount of the accrued and unpaid preferential dividend on the preference shares and then redeem the preference shares at a redemption price of $22.50 per preference share. There is no guarantee that we will have sufficient funds legally available to repurchase the notes or redeem the preference shares under such circumstances.

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

QUOTIENT LIMITED

Date: November 1, 2016	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
10.1

Amendment No. 3 to credit, security and guaranty agreement among Quotient Biodiagnostics, Inc., MidCap Financial Trust, as administrative agent, the other Credit Parties thereto, and the Lenders from time to time party thereto, dated August 5, 2016.

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