Form 10-Q
period 2016-12-31
Quotient Ltd
filed 2017-02-07
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes  ☐    No  ☒

As of February 3, 2017 there were 29,511,775 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,328	$44,100
Short-term investments	30,009	—
Trade accounts receivable, net	1,639	2,269
Inventories	13,168	12,584
Prepaid expenses and other current assets	3,056	2,780
Total current assets	62,200	61,733
Property and equipment, net	60,905	57,115
Intangible assets, net	776	902
Total assets	$123,881	$119,750
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,463	$7,286
Accrued compensation and benefits	2,799	3,294
Accrued expenses and other current liabilities	12,129	9,180
Current portion of long-term debt	—	1,000
Current portion of lease incentive	415	439
Current portion of capital lease obligation	1,363	152
Total current liabilities	26,169	21,351
Long-term debt, less current portion	80,063	27,910
Lease incentive, less current portion	933	1,316
Capital lease obligation, less current portion	188	1,723
Defined benefit pension plan obligation	4,597	4,502
7% Cumulative redeemable preference shares	17,013	16,225
Total liabilities	128,963	73,027
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 29,511,775 and 25,408,950 issued and outstanding at December 31, 2016 and March 31, 2016 respectively	172,288	155,914
Additional paid in capital	14,753	11,664
Accumulated other comprehensive loss	(19,130)	(12,623)
Accumulated deficit	(172,993)	(108,232)
Total shareholders' equity (deficit)	(5,082)	46,723
Total liabilities and shareholders' equity (deficit)	$123,881	$119,750

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Product sales	$4,841	$4,354	$15,401	$13,477
Other revenues	—	—	1,300	—
Total revenue	4,841	4,354	16,701	13,477
Cost of revenue	(2,602)	(2,225)	(8,454)	(7,100)
Gross profit	2,239	2,129	8,247	6,377
Operating expenses:
Sales and marketing	(1,836)	(918)	(4,367)	(2,350)
Research and development, net of government grants	(17,183)	(6,931)	(43,479)	(22,122)
General and administrative expense:				—
Compensation expense in respect of share options and management equity incentives	(1,108)	(566)	(3,089)	(1,380)
Other general and administrative expenses	(4,542)	(6,493)	(13,633)	(16,768)
Total general and administrative expense	(5,650)	(7,059)	(16,722)	(18,148)
Total operating expense	(24,669)	(14,908)	(64,568)	(42,620)
Operating loss	(22,430)	(12,779)	(56,321)	(36,243)
Other income (expense):				—
Interest expense, net	(4,168)	(1,134)	(6,552)	(2,992)
Change in financial liability for share warrants	—	3,830	—	15,857
Other, net	(4,568)	305	(1,888)	(987)
Other income (expense), net	(8,736)	3,001	(8,440)	11,878
Loss before income taxes	(31,166)	(9,778)	(64,761)	(24,365)
Provision for income taxes	—	—	—	—
Net loss	$(31,166)	$(9,778)	$(64,761)	$(24,365)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$29	$(89)	$(310)	$120
Foreign currency gain (loss)	(594)	(1,491)	(6,326)	(297)
Provision for pension benefit obligation	46	—	129	(1,747)
Other comprehensive loss, net	(519)	(1,580)	(6,507)	(1,924)
Comprehensive loss	$(31,685)	$(11,358)	$(71,268)	$(26,289)
Net loss available to ordinary shareholders - basic and diluted	$(31,166)	$(9,778)	$(64,761)	$(24,365)
Loss per share - basic and diluted	$(1.06)	$(0.48)	$(2.34)	$(1.33)
Weighted-average shares outstanding - basic and diluted	29,508,330	20,398,132	27,689,009	18,284,708

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2016	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of Shares , net of Issue Costs of $1,348	3,220,000	16,362	—	—	—	16,362
Exercise of pre-funded warrants	850,000	9	—	—	—	9
Issue of shares upon exercise of incentive share options and vesting of RSUs	32,825	3	—	—	—	3
Net loss	—	—	—	—	(64,761)	(64,761)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(310)	—	(310)
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	6,281	—	6,281
Retranslation of foreign entities	—	—	—	(12,607)	—	(12,607)
Provision for pension benefit obligation	—	—	—	129	—	129
Other comprehensive loss	—	—	—	(6,507)	—	(6,507)
Stock-based compensation	—	—	3,089	—	—	3,089
December 31, 2016	29,511,775	172,288	14,753	(19,130)	(172,993)	(5,082)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(64,761)	$(24,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,029	1,573
Share-based compensation	3,089	1,380
Amortization of lease incentive	(323)	(327)
Swiss pension obligation	489	—
Amortization of deferred debt issue costs	6,096	1,250
Accrued preference share dividends	788	788
Change in financial liability for share warrants	—	(15,857)
Net change in assets and liabilities:
Trade accounts receivable, net	246	307
Inventories	(1,310)	(3,249)
Accounts payable and accrued liabilities	6,660	(2,675)
Accrued compensation and benefits	(85)	(803)
Other assets	(700)	(725)
Net cash used in operating activities	(42,782)	(42,703)
INVESTING ACTIVITIES:
Increase in short-term investments	(30,009)	—
Purchase of property and equipment	(15,206)	(19,832)
Purchase of intangible assets	(65)	(64)
Net cash used in investing activities	(45,280)	(19,896)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(108)	55
Proceeds from drawdown of new debt	84,000	15,500
Issue costs of new debt	(5,493)	(703)
Repayment of debt	(33,450)	(500)
Proceeds from issuance of ordinary shares	16,374	34,553
Net cash generated from financing activities	61,323	48,905
Effect of exchange rate fluctuations on cash and cash equivalents	(3,033)	230
Change in cash and cash equivalents	(29,772)	(13,464)
Beginning cash and cash equivalents	44,100	37,525
Ending cash and cash equivalents	$14,328	$24,061
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$1,687	$1,463

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2017 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $173.0 million as of December 31, 2016. At December 31, 2016, the Company had cash holdings and short-term investments of $44.3 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near term, including the continued development of MosaiQTM to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances and the issuance of new equity, debt or other securities. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and March 31, 2016, all cash and cash equivalents comprised readily accessible cash balances except for $5.0 million at December 31, 2016 held in a cash reserve account pursuant to the indenture governing the 12% Senior Secured Notes due 2023 (the “Notes”) and $299 and $317 at December 31, 2016 and March 31, 2016 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Short-term Investments

Short-term investments represent investments in a money-market fund which is valued daily and which has no minimum notice period for withdrawals. The fund is invested in 89 holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency. The Company records the value of its investment in the fund based on the quoted value of the fund at the balance sheet date. Unrealized gains or losses are recorded in accumulated other comprehensive loss and are transferred to the statement of comprehensive loss when they are realized.

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

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting of foreign exchange contracts, and short-term investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the foreign exchange contracts consist of large financial institutions of high credit standing. The short-term investments are invested in a fund which is invested in 89 holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency.

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2016 and at March 31, 2016. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2016 and March 31, 2016. This customer represented 33% and 58% of the accounts receivable balances as of December 31, 2016 and March 31, 2016, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2016 and December 31, 2015. This customer represented 59% of total product sales for the nine month period December 31, 2016 and 56% for the nine month period ended December 31, 2015.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2016 and March 31, 2016.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2016 or December 31, 2015.

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

The Swiss pension arrangements were in place at March 31, 2015, but given the limited number of plan members, the accounting provisions of ASC 715 were not applied in the year ended March 31, 2015 or in the amounts originally reported for the nine month period ended December 31, 2015. During the quarter ended March 31, 2016, the Company began to apply the accounting provisions of ASC 715 for its Swiss pension arrangements to account for the arrangements as a defined benefit plan. The Company’s Condensed Consolidated Statements of Comprehensive Loss have been adjusted for the nine month period ended December 31, 2015 to reflect the adoption of the provisions of ASC 715 with effect from April 1, 2015. The impact of this adjustment is the inclusion of a pension benefit obligation provision amounting to $1,747 in Other comprehensive income (loss) for the nine month period ended December 31, 2015 where an amount for this provision was not previously reported. Therefore, there are consequent changes of $1,747 to Other comprehensive income (loss), net and Comprehensive loss for the previously reported nine month period. This adjustment had no impact on the results of operations or liquidity for the nine month period ended December 31, 2015.

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

Note 3. Intangible Assets

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,429	$(2,429)	$—	—
Brands associated with acquired cell lines	501	(117)	384	30.7 years
Product licenses	704	(312)	392	5.6 years
Other intangibles	158	(158)	—	—
Total	$3,792	$(3,016)	$776	18.0 years

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,829	$(2,829)	$—	—
Brands associated with acquired cell lines	583	(125)	458	31.4 years
Product licenses	748	(304)	444	5.9 years
Other intangibles	184	(184)	—	—
Total	$4,344	$(3,442)	$902	18.9 years

Note 4. Debt

Long-term debt comprises:

	December 31, 2016	March 31, 2016
Total debt	$84,000	$30,000
Less current portion	—	(1,000)
Long-term debt	$84,000	$29,000
Fee due on final repayment of facility	—	1,350
Deferred debt costs, net of amortization	(3,937)	(1,534)
Fair value of associated share warrant, net of amortization	—	(906)
	$80,063	$27,910

The Company’s debt at December 31 2016 comprises the 12% Senior Secured Notes due 2023 issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Notes and entered into an indenture governing the Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

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

In connection with the offering on October 14, 2016, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ™ instruments and consumables made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ™ instruments or consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Notes issuance costs and interest payable to calculate the effective interest rate of the Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQTM products. These estimates of the magnitude and timing of MosaiQTM sales are subject to significant variability due to the current status of development of MosaiQTM products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQTM, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Notes.

The Company’s debt on March 31, 2016 comprised $30,000 drawn down under a secured credit facility agreement with MidCap Financial Trust. The facility bore interest at LIBOR plus 6.7%. The LIBOR rate applicable was the higher of the actual market rate from time to time or 2.0%. Using the proceeds of the Notes issued on October 14, 2016, the Company repaid in full on that day its borrowings under the secured credit facility with MidCap Financial Trust, which amounted to $33.5 million including fees and expenses.

At December 31, 2016, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	—
Between 2 and 3 years	13,440
Between 3 and 4 years	14,280
Between 4 and 5 years	16,800
After 5 years	39,480
Total debt	$84,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2016	March 31, 2016
Raw materials	$8,243	$8,693
Work in progress	3,729	2,266
Finished goods	1,196	1,625
Total inventories	$13,168	$12,584

Inventory at December 31, 2016, included $6,915 of raw materials and $1,847 of work in progress related to the MosaiQTM project. Inventory at March 31, 2016, included $7,099 of raw materials related to the MosaiQTM project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2016	March 31, 2016
Land	$1,271	$1,480
Plant and machinery	43,690	42,375
Leasehold improvements	28,215	19,440
Total property and equipment	73,176	63,295
Less: accumulated depreciation	(12,271)	(6,180)
Total property and equipment, net	$60,905	$57,115

Depreciation expenses were $2,370 and $643 in the quarters ended December 31, 2016 and December 31, 2015, respectively, and $6,967 and $1,510 in the nine month periods ended December 31, 2016 and December 31, 2015 respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2016	March 31, 2016
Salary and related benefits	$184	$113
Accrued vacation	384	351
Accrued payroll taxes	431	830
Accrued incentive payments	1,800	2,000
Total accrued compensation and benefits	$2,799	$3,294

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	March 31, 2016
Accrued legal and professional fees	$675	$102
Accrued interest	2,154	225
Goods received not invoiced	1,030	911
Accrued capital expenditure	3,113	2,253
Accrued development expenditure	2,825	3,533
Other accrued expenses	2,332	2,156
Total accrued expenses and other current liabilities	$12,129	$9,180

Note 6. Commitments and Contingencies

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQTM. The total grant claimed to December 31, 2016 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into six forward exchange contracts to sell $500 and purchase pounds sterling at £1:$1.40 in each calendar month through June 2017, three contracts to sell $500 and purchase pounds sterling at £1:$1.2918 in each calendar month from July 2017 through September 2017 and six contracts to sell $500 in each calendar month from October 2017 through March 2018 at £1:$1.2655 as hedges of its U.S. dollar denominated revenues.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,117	$—	$7,117
Short-term investments (2)	30,009	—	—	30,009
Total assets measured at fair value	$30,009	$7,117	$—	$37,126

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$499	$—	$499
Total liabilities measured at fair value	$—	$499	$—	$499

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$4,455	$—	$4,455
Total assets measured at fair value	$—	$4,455	$—	$4,455

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$190	$—	$190
Total liabilities measured at fair value	$—	$190	$—	$190

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund. See Note 9, “Defined Benefit Pension Plans”.

(2)

The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date.  See Note 2, “Summary of Significant Accounting Policies – Short-term Investments”.

(3)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

Note 7. Ordinary and Preference Shares

Ordinary Shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2016	March 31, 2016	Par value
Ordinary shares	29,511,775	25,408,950	$—
Total	29,511,775	25,408,950	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
7% Cumulative Redeemable Preference shares	666,665	666,665	$25.52	$24.34
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $3,089 and $1,380 in the nine month periods ended December 31, 2016 and December 31, 2015, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	290,632	10.32	120
Exercised	(2,560)	1.44	—
Forfeited	(51,420)	12.57	—
Outstanding — December 31, 2016	1,826,590	$8.13	91
Exercisable —December 31, 2016	1,082,045	$6.03	83

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at December 31, 2016 was $4.84.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
June 1, 2016	214,700	$11.92	$11.92	$4.86
August 10, 2016	11,250	$6.38	$6.38	$2.88
October 31, 2016	61,082	$5.73	$5.73	$2.63
November 2, 2016	3,600	$4.815	$4.815	$2.21

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	June 1, 2016	August 10, 2016	October 31, 2016	November 2, 2016
Risk-free interest rate	1.83%	1.55%	1.85%	1.83%
Expected lives (years)	3	3	3	3
Volatility	59.10%	66.90%	67.79%	67.79%
Dividend yield	—	—	—	—
Grant date fair value (per share)	$11.92	$6.38	$5.73	$4.815
Number granted	214,700	11,250	61,082	3,600

The Company awarded 142,000 MRSUs on June 1, 2016. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $40 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $4.34 per MRSU on June 1, 2016.  On June 1, 2016, the Company issued 165,000 RSUs, on August 10, 2016, the Company issued an additional 50,000 RSUs and, on November 2, 2016, the Company issued a further 50,000 RSUs which, in each case, will vest if specific performance targets are met prior to December 31, 2022. The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the performance targets are expected to be achieved.  In addition, on June 1, 2016, the Company issued 39,800 RSUs which vest over a three year period from the date of grant and, on September 4, 2016 the Company issued 15,226 RSUs and, on October 31, 2016, the Company issued 36,652 RSUs which, in each case, vest over a two year period from the date of grant.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Employer service cost	$337	$120	$1,022	$360
Interest cost	10	6	30	18
Expected return on plan assets	(15)	(6)	(46)	(18)
Amortization of actuarial (gains) losses	42	—	129	—
Net pension cost for the year	$374	$120	$1,135	$360

The employer contributions for the nine month periods ended December 31, 2016 and 2015 were $646 and $360, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2017 are $658.

Note 10. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares and the ordinary shares issuable upon vesting of the MRSUs and RSUs.

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(31,166)	$(9,778)	$(64,761)	$(24,365)
Net loss available to ordinary shareholders - basic and diluted	$(31,166)	$(9,778)	$(64,761)	$(24,365)
Denominator:
Weighted-average shares outstanding - basic and diluted	29,508,330	20,398,132	27,689,009	18,284,708
Loss per share - basic and diluted	$(1.06)	$(0.48)	$(2.34)	$(1.33)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2016 and December 31, 2015 as their inclusion would have been anti-dilutive.

	December 31, 2016	December 31, 2015
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,826,590	1,589,238
Restricted share units awarded, including the multi-year performance related restricted share units	668,608	237,695
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	—	850,000
	2,670,723	2,852,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2016 filed with the Securities and Exchange Commission on May 31, 2016.

The information set forth and discussed below for the quarters or nine month periods ended December 31, 2016 and December 31, 2015 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate as one business segment with 373 employees in the United States, the United Kingdom and Switzerland as of December 31, 2016. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 53% and 53% of total revenue during the nine month periods ended December 31, 2016 and December 31, 2015, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2016, we had an accumulated deficit of $173.0 million. We expect our operating losses to continue for at least the remainder of the current fiscal year as we continue our investment in the development and commercialization of MosaiQ™. For the nine month period ended December 31, 2016, our total revenue was $16.7 million and our net loss was $64.8 million.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 and entered into an indenture governing the notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap Financial Trust which amounted to $33.5 million including fees and expenses.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 75% and 72% for nine month periods ended December 31, 2016 and December 31, 2015, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Cost of revenue is also affected by manufacturing efficiencies and allowances for scrapped or expired material. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 49% and 47% for the nine month periods ended December 31, 2016 and December 31, 2015, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 45% and 47% for the nine month periods ended December 31, 2016 and December 31, 2015, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel and other costs related to our sales and product marketing activities. Starting April 1, 2016, these expenses also include the costs of the newly established MosaiQTM commercial team. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQTM commercial team.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary is able to claim certain tax credits on its research and development expenditures. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQTM project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. For the fiscal year ending March 31, 2017, we expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQTM.

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016 with the purchasers of our 12% senior secured notes due 2023.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the nine month period ended December 31, 2015, other income (expense), net also includes the change in the fair value of the warrants issued in our initial public offering as mentioned below under “—Results of Operations— Comparison of the Quarters ended December 31, 2016 and 2015— Other income (expense).”

Results of Operations

Comparison of the Quarters ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$4,841	100%	$4,354	100%	$487	11%
Other revenues	—	—	—	—	—	—
Total revenue	4,841	100%	4,354	100%	487	11%
Cost of revenue	2,602	54%	2,225	51%	377	17%
Gross profit	2,239	46%	2,129	49%	110	5%
Operating expenses:
Sales and marketing	1,836	38%	918	21%	918	100%
Research and development	17,183	355%	6,931	159%	10,252	148%
General and administrative	5,650	117%	7,059	162%	(1,409)	-20%
Total operating expenses	24,669	510%	14,908	342%	9,761	65%
Operating loss	(22,430)	-463%	(12,779)	-293%	(9,651)	76%
Other income (expense):
Interest expense, net	(4,168)	-86%	(1,134)	-26%	(3,034)	268%
Other, net	(4,568)	-94%	4,135	95%	(8,703)	—
Total other income (expense), net	(8,736)	-180%	3,001	69%	(11,737)	—
Loss before income taxes	(31,166)	-644%	(9,778)	-225%	(21,388)	219%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(31,166)	-644%	$(9,778)	-225%	$(21,388)	219%

Revenue

Total revenue for the quarter ended December 31, 2016 increased by 11% to $4.8 million, compared with $4.4 million for the quarter ended December 31, 2015. Product sales revenue increased 11% to $4.8 million for the quarter ended December 31, 2016, compared with $4.4 million for the quarter ended December 31, 2015. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 75% of product sales for the quarter ended December 31, 2016, compared with 71% for the quarter ended December 31, 2015.

The below table sets forth revenue by product group:

	Quarter ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,502	72%	$2,879	66%	$623	22%
Product sales - direct customers and distributors	1,339	28%	1,475	34%	(136)	-9%
Other revenues	—	0%	—	0%	—	—
Total revenue	$4,841	100%	$4,354	100%	$487	11%

OEM Sales. Product sales to OEM customers increased 22% to $3.5 million for the quarter ended December 31, 2016, compared with $2.9 million for the quarter ended December 31, 2015. The increase was due to better pricing, increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $1.3 million for the quarter ended December 31, 2016 decreased by 9% compared with $1.5 million for the quarter ended December 31, 2015. Direct sales in the United States increased by 21% due mainly to the impact of recent new product launches and expansion of our customer base. Direct sales outside of the United States decreased by 40%, reflecting our decision to rationalize our product offerings in Europe and the rest of the world.

Other Revenues. There were no such revenues in the quarters ended December 31, 2016 and December 31, 2015.

Cost of revenue and gross margin

Cost of revenue increased by 17% to $2.6 million for the quarter ended December 31, 2016, compared with $2.2 million for the quarter ended December 31, 2015. This increase reflected incremental costs associated with greater sales volumes and higher levels of waste in our manufacturing operations.

Gross profit on total revenue for the quarter ended December 31, 2016 was $2.2 million, an increase of 5% when compared with $2.1 million in the quarter ended December 31, 2015.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 46% for the quarter ended December 31, 2016, compared with 49% for the quarter ended December 31, 2015. Gross margin on product sales, which excludes other revenues, was 46% for the quarter ended December 31, 2016 compared with 49% for the quarter ended December 31, 2015, as the positive impact of better pricing and greater sales volumes was offset by the impact of product sales mix and higher levels of waste at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $1.8 million for the quarter ended December 31, 2016, compared with $0.9 million for the quarter ended December 31, 2015. As a percentage of total revenue, sales and marketing expenses were 38% for the quarter ended December 31, 2016, compared with 21% for the quarter ended December 31, 2015. The growth in sales and marketing expense in the quarter ended December 31, 2016 was mainly attributable to the MosaiQTM commercial team, which was established in April 2016, and costs of attending trade conferences. In addition, as described below under "General and administrative expenses," a number of roles have evolved from general administration, management and planning to the performance of more focused commercial activities. As such, the associated personnel costs and related expenses are now categorized as sales and marketing expenses.

Research and development expenses

	Quarter ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$16,902	349%	$6,221	143%	$10,681	172%
Other research and development	441	9%	786	18%	(345)	-44%
Tax credits and grants	(160)	-3%	(76)	-2%	(84)	111%
Total research and development expenses	$17,183	355%	$6,931	159%	$10,252	148%

Research and development expenses increased by 148% to $17.2 million for the quarter ended December 31, 2016, compared with $6.9 million for the quarter ended December 31, 2015. As a percentage of total revenue, research and development expenses increased to 355% for the quarter ended December 31, 2016, compared with 159% for the quarter ended December 31, 2015.  This increase reflected incremental costs associated with the commercial scale-up of MosaiQ™, including initial production costs currently expensed as research and development. We started to depreciate the main MosaiQTM manufacturing equipment and facility in April 2016 and depreciation expense included in research and development amounted to $2.3 million for the quarter ended December 31, 2016 compared with $0.6 million for the quarter ended December 31, 2015.Research and development expenses for the quarter ended December 31, 2016 also included a $2.0 million expense related to the costs of our intellectual property license with The Technology Partnership plc (“TTP”) for MosaiQTM. There was no equivalent TTP license expense in the quarter ended December 31, 2015. In addition, as described below under "General and administrative expenses," a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production activities. As such, the associated personnel costs and related expenses are now categorized as research and development expenses.

General and administrative expenses

General and administrative expenses decreased by 20% to $5.7 million for the quarter ended December 31, 2016, compared with $7.1 million for the quarter ended December 31, 2015. The decrease was mainly attributable to changes in the primary activities of certain MosaiQTM managerial and support personnel over the last nine months. Specifically, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities. As such, the associated personnel costs and related expenses are now categorized as research and development or sales and marketing. We recognized $1.1 million of stock compensation expense in the quarter ended December 31, 2016 compared with $0.6 million in the quarter ended December 31, 2015. As a percentage of total revenue, general and administrative expenses decreased to 117% for the quarter ended December 31, 2016, compared with 162% for the quarter ended December 31, 2015.

Other income (expense)

Net interest expense was $4.2 million for the quarter ended December 31, 2016, compared with $1.1 million for the quarter ended December 31, 2015. Interest expense in the quarter ended December 31, 2016 included $2.1 million of interest charges on our 12% senior secured notes due 2023 for the period from October 14, 2016 to December 31, 2016. Interest expense in the quarters ended December 31, 2016 and December 31, 2015 also included interest charges of $0.1 million and $0.7 million, respectively, on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $30.0 million from October 1, 2016 to October 14, 2016 and were then repaid from the proceeds of issue of the notes. Borrowings from MidCap amounted to $30.0 million during the quarter ended December 31, 2015. Interest expense in the quarters ended December 31, 2016 and December 31, 2015 included amortization of deferred debt issue costs of $1.6 million and $0.2 million, respectively. In the quarter ended December 31, 2016, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2016 and December 31, 2015.

Other expense for the quarter ended December 31, 2016 included $4.0 million of deferred debt costs related to our borrowings from MidCap, which were expensed on repayment of the MidCap borrowings, and $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

Other income for the quarter ended December 31, 2015 included income of $3.8 million related to the change in the fair value in the quarter of the warrants issued at the time of our initial public offering and $0.3 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of the nine month periods ended December 31, 2016 and 2015

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$15,401	92%	$13,477	100%	$1,924	14%
Other revenues	1,300	8%	—	—	1,300	—
Total revenue	16,701	100%	13,477	100%	3,224	24%
Cost of revenue	8,454	51%	7,100	53%	1,354	19%
Gross profit	8,247	49%	6,377	47%	1,870	29%
Operating expenses:
Sales and marketing	4,367	26%	2,350	17%	2,017	86%
Research and development	43,479	260%	22,122	164%	21,357	97%
General and administrative	16,722	100%	18,148	135%	(1,426)	-8%
Total operating expenses	64,568	387%	42,620	316%	21,948	51%
Operating (loss)	(56,321)	-337%	(36,243)	-269%	(20,078)	55%
Other income (expense):
Interest expense, net	(6,552)	-39%	(2,992)	-22%	(3,560)	119%
Other, net	(1,888)	-11%	14,870	110%	(16,758)	—
Total other income (expense), net	(8,440)	-51%	11,878	88%	(20,318)	-171%
Loss before income taxes	(64,761)	-388%	(24,365)	-181%	(40,396)	166%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(64,761)	-388%	$(24,365)	-181%	$(40,396)	166%

Revenue

Total revenue for the nine month period ended December 31, 2016 increased by 24% to $16.7 million, compared with $13.5 million for the nine month period ended December 31, 2015. Product sales revenue increased 14% to $15.4 million for the nine month period ended December 31, 2016, compared with $13.5 million for the nine month period ended December 31, 2015. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 75% of product sales for the nine month period ended December 31, 2016, compared with 72% for the nine month period ended December 31, 2015.

The below table sets forth revenue by product group:

	Nine months ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$10,860	65%	$9,093	67%	$1,767	19%
Product sales - direct customers and distributors	4,541	27%	4,384	33%	157	4%
Other revenues	1,300	8%	—	0%	1,300	—
Total revenue	$16,701	100%	$13,477	100%	$3,224	24%

OEM Sales. Product sales to OEM customers increased 19% to $10.9 million for the nine month period ended December 31, 2016, compared with $9.1 million for the nine month period ended December 31, 2015. The increase was due to better pricing, increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $4.5 million for the nine month period ended December 31, 2016 increased by 4% compared with $4.4 million for the nine month period ended December 31, 2015. Direct sales in the United States increased by 27%, which was mainly attributable to the impact of recent product launches and expansion of our customer base. Direct sales outside of the United States decreased by 32%, reflecting our decision to rationalize our product offerings in Europe and the rest of the world.

Other Revenues. Other revenues represent product development fees and were $1.3 million for the nine month period ended December 31, 2016 as the result of the achievement of a product development milestone under the terms of our June 2013 agreement with Ortho-Clinical Diagnostics Inc. (“OCD”).  See Note 2 "Summary of Significant Accounting Policies – Revenue Recognition" to our condensed consolidated financial statements included in this Quarterly Report for additional information. There were no such revenues in the nine month period ended December 31, 2015.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $8.5 million for the nine month period ended December 31, 2016, compared with $7.1 million for the nine month ended December 31, 2015. This increase reflected incremental costs associated with greater sales volumes and higher levels of waste in our manufacturing operations.

Gross profit on total revenue for the nine month period ended December 31, 2016 was $8.2 million, an increase of 29% when compared with $6.4 million in the nine month period ended December 31, 2015. The increase was attributable to the positive impact of greater sales volumes and other revenue of $1.3 million for which there were no associated costs. Gross profit on product sales, which excludes other revenues, for the nine month period ended December 31, 2016 was $6.9 million, an increase of 9% when compared with $6.4 million in the nine month period ended December 31, 2015.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 49% for the nine month period ended December 31, 2016, compared with 47% for the nine month period ended December 31, 2015. The increase was due to the positive effect on gross margin of other revenue. Gross margin on product sales, which excludes other revenues, was 45% for the nine month period ended December 31, 2016 compared with 47% for the nine month period ended December 31, 2015, as the positive impact of better pricing and greater sales volumes was offset by the impact of product sales mix and abnormally high levels of waste at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $4.4 million for the nine month period ended December 31, 2016, compared with $2.4 million for the nine month period ended December 31, 2015. As a percentage of total revenue, sales and marketing expenses were 26% for the nine month period ended December 31, 2016, compared with 17% for the nine month period ended December 31, 2015. The growth in sales and marketing expense in the nine month period ended December 31, 2016 was mainly attributable to the MosaiQTM commercial team, which was established in April 2016. In addition, as described below under "General and administrative expenses," a number of roles have evolved from general administration, management and planning to the performance of more focused commercial activities. As such, the associated personnel costs and related expenses are now categorized as sales and marketing expenses.

Research and development expenses

	Nine months ended December 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQTM research and development	$42,353	254%	$20,387	151%	$21,966	108%
Other research and development	1,445	9%	1,979	15%	(534)	-27%
Tax credits and grants	(319)	-2%	(244)	-2%	(75)	31%
Total research and development expenses	$43,479	260%	$22,122	164%	$21,357	97%

Research and development expenses increased by 97% to $43.5 million for the nine month period ended December 31, 2016, compared with $22.1 million for the nine month period ended December 31, 2015. As a percentage of total revenue, research and development expenses increased to 260% for the nine month period ended December 31, 2016, compared with 164% for the nine month period ended December 31, 2015. This increase reflected incremental costs associated with the commercial scale-up of MosaiQTM, including initial production costs currently expensed as research and development. We started to depreciate the main MosaiQTM manufacturing equipment and facility in April 2016 and depreciation expense included in research and development amounted to $6.7 million for the nine month period ended December 31, 2016 compared with $1.2 million in the nine month period ended December 31, 2015.  Research and development expenses for the nine month period ended December 31, 2016 also included a $2.0 million expense related to the costs of our intellectual property license with TTP for MosaiQTM. There was no equivalent TTP license expense in the nine month period ended December 31, 2015. In addition, as described below under "General and administrative expenses," a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production activities. As such, the associated personnel costs and related expenses are now categorized as research and development expenses.

General and administrative expenses

General and administrative expenses were $16.7 million for the nine month period ended December 31, 2016, compared with $18.1 million for the nine month period ended December 31, 2015. Greater personnel-related costs, increased facility rental charges and increased corporate costs were offset by the effect of changes in the primary activities of certain MosaiQTM managerial and support personnel over the last nine months. Specifically, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities. As such, the associated personnel costs and related expenses are now categorized as research and development or sales and marketing. We recognized $3.1 million of stock compensation expense in the nine month period ended December 31, 2016 compared with $1.4 million in the nine month period ended December 31, 2015. As a percentage of total revenue, general and administrative expenses decreased to 100% for the nine month period ended December 31, 2016, compared with 135% for the nine month period ended December 31, 2015.

Other income (expense)

Net interest expense was $6.6 million for the nine month period ended December 31, 2016, compared with $3.0 million for the nine month period ended December 31, 2015. Interest expense in the nine month period ended December 31, 2016 included $2.1 million of interest charges on our 12% senior secured notes due 2023 for the period from October 14, 2016 to December 31, 2016. Interest expense in the nine month periods ended December 31, 2016 and December 31, 2015 also included interest charges $ 1.4 million and $1.5 million, respectively, on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $30.0 million from April 1, 2016 to October 14, 2016 and were then repaid from the proceeds of issue of the notes. Borrowings from MidCap amounted to $15.0 million from April 1, 2015 to June 30, 2015, $14.5 million from July 1, 2015 to August 3, 2015 and then increased to $30.0 million as a result of the expansion of our secured credit facility on August 3, 2015. Interest expense in the nine month periods ended December 31, 2016 and December 31, 2015 included amortization of deferred debt issue costs of $2.1 million and $0.5 million, respectively. In the quarter ended December 31, 2016, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the notes. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2016 and December 31, 2015.

Other expense for the nine month period ended December 31, 2016 included $4.0 million of deferred debt costs related to our borrowings from MidCap which were expensed on repayment of the MidCap borrowings, offset by $2.1 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. Other income for the nine month period ended December 31, 2015 included income of $15.9 million related to the change in the fair value in the nine month period of the warrants issued at the time of our initial public offering offset by $0.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.6 million of previously deferred fees that were expenses as a result of the expansion of our secured credit facility.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $173.0 million. During the nine month period ended December 31, 2016, we incurred a net loss of $64.8 million and used $44.3 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2016 was primarily attributable to our investment in the development of MosaiQ™ and increased corporate costs, including costs related to being a public company.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 and entered into an indenture governing the notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the notes upon public announcement of field trial results for the MosaiQ™ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies.  The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap.

From our incorporation in 2012 to December 31, 2016, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $132.8 million of gross proceeds from public offerings of our shares and warrants. As of December 31, 2016, we had cash and cash equivalents and short-term investments of $44.3 million, including $5.3 million of cash held in restricted accounts as part of the arrangements relating to our senior secured notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Nine month Periods Ended December 31, 2016 and 2015

Operating activities

Net cash used in operating activities was $42.8 million during the nine month period ended December 31, 2016, which included net losses of $64.8 million offset by non-cash items of $17.2 million. Non-cash items were depreciation and amortization expense of $7.0 million, share-based compensation expense of $3.1 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $6.1 million and accrued preference share dividends of $0.8 million, offset by amortization of lease incentives of $0.3 million. We also experienced a net cash inflow of $4.8 million from changes in operating assets and liabilities during the period, consisting of a $1.3 million increase in inventories, a $0.1 million reduction of accrued compensation and benefits and a $0.7 million increase in other assets, offset by a $6.7 million increase in accounts payable and accrued liabilities and a $0.2 million reduction in accounts receivable.

Net cash used in operating activities was $42.7 million during the nine month period ended December 31, 2015, which included net losses of $24.4 million and negative non-cash items of $11.2 million. Non-cash items were depreciation and amortization expense of $1.6 million, share-based compensation expense of $1.4 million, amortization of deferred debt issue costs of $1.2 million, accrued preference share dividends of $0.8 million, offset by a change in the fair value of the liability in respect of share warrants of $15.9 million and amortization of lease incentives of $0.3 million. We also experienced a net cash outflow of $7.1 million from changes in operating assets and liabilities during the period, consisting of a $3.2 million increase in inventories, a $2.7 million reduction in accounts payable and accrued liabilities, a $0.8 million reduction in accrued compensation and benefits and a $0.7 million increase in other assets, offset by a $0.3 million reduction in accounts receivable.

Investing activities

Net cash used in investing activities was $45.3 million for the nine month period ended December 31, 2016 and $19.9 million for the nine month period ended December 31, 2015. We invested $30.0 million in a short-term money market fund in the quarter ended December 31, 2016. Purchases of property and equipment for the nine month period ended December 31, 2016 were $15.2 million and included $4.1 million related to the MosaiQTM project and $11.1 million related to our conventional reagent business. Purchases of property and equipment for the nine month period ended December 31, 2015 were $19.8 million and included $17.9 million related to the MosaiQTM project and $1.9 million related to our conventional reagent business. Purchases of intangible assets related to our conventional reagent business for the nine month period ended December 31, 2016 were $0.1 million and were $0.1 million for the nine month period ended December 13, 2015.

Financing activities

Net cash provided by financing activities was $61.3 million during the nine month period ended December 31, 2016, consisting of $16.4 million of net proceeds from the issuance of ordinary shares and $45.0 million of proceeds from new debt net of issue costs and repayment of our previous MidCap facility, offset by $0.1 million of repayments on finance leases.  Net cash provided by financing activities was $48.9 million during the nine month period ended December 31, 2015, consisting of $34.6 million of proceeds from the exercise of options and warrants, $14.3 million from an increase in our secured credit facility and $0.1 million of net capital lease receipts.

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

As of December 31, 2016, we had cash and cash equivalents and short-term investments of $44.3 million, including $5.3 million of cash held in restricted accounts as part of the arrangements relating to our senior secured notes and the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations in the near term, including the continued development of MosaiQ™ to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances and the issuance of additional equity, debt or other securities. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2016.

On October 14, 2016, we issued $84 million aggregate principal amount of our 12% senior secured notes due 2023 for net proceeds of $78.5 million after deducting offering expenses, and used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap which amounted to $33.5 million including fees and expenses. Interest on the notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2019, we will also pay an installment of principal of the notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule. In connection with the offering on October 14, 2016, we also entered into royalty rights agreements, pursuant to which we sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ™ instruments and consumables made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that we enter into a contract for the sale of MosaiQ™ instruments or consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs.

There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2016 and December 31, 2016.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2016 or the years ended March 31, 2016, 2015 or 2014.

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

Royalty Liability

The royalty rights agreements entered into in connection with the issue of our senior secured notes in October 2016 are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. . The estimated future cash outflows under the royalty rights agreements have been combined with the Notes issuance costs and interest payable to calculate the effective interest rate of the Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQTM products. These estimates of the magnitude and timing of MosaiQTM sales are subject to significant variability due to the current status of development of MosaiQTM products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQTM, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Notes.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. We anticipate this standard will have a material impact on our consolidated financial statements.  Additionally, we are currently evaluating the impact this standard will have on our policies and procedures and internal control framework.

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

Cash and cash equivalents. At December 31, 2016, we had cash and cash equivalents of $14.3 million. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At December 31, 2016, we had term debt of $84.0 million outstanding under our senior secured notes. The notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2016, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.9 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.9 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2016, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.1 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.1 million.

A significant proportion of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2016, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $14.0 million. This expenditure was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2017 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.4 million in the year ending March 31, 2017 after taking account of the shelter provided by our existing hedging arrangements through March 2017. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.4 million over the same period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2016, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Interim Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the nine month period ended December 31, 2016 we took the following steps to implement a remediation plan for the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2016:

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

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

QUOTIENT LIMITED

Date: February 7, 2017	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
4.1

Indenture, dated as of October 14, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 4.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference).

10.1	Form of Purchase Agreement (filed as exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference).
10.2	Form of Royalty Rights Agreement (filed as exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference).
10.3

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference).

10.4

Separation and Release Agreement between Stephen Unger and Quotient Limited, dated November 9, 2016 (filed as exhibit 10.1 to our report on Form 8-K filed on November 15, 2016 and incorporated herein by reference).

31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Roland Boyd, Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Roland Boyd, Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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