Form 10-K
period 2017-03-31
Quotient Ltd
filed 2017-05-25
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☐		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

As of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $148.9 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2016 as reported on The NASDAQ Global Market.

On May 23, 2017, the registrant had a total of 37,645,832 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQTM;
•	the design of blood grouping and disease screening capabilities of MosaiQ and the benefits of MosaiQ for both customers and patients;
•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
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

PART I

Item 1. Business

Overview

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody detection. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for DNA or RNA).

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology (blood grouping), or IH, and one for serological disease screening, or SDS, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We have designed MosaiQ to offer a breadth of diagnostic tests that is unmatched by existing commercially available transfusion diagnostic instrument platforms. Time to result for MosaiQ is expected to be significantly quicker than existing methods for extended antigen typing and antibody detection and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ. Improved patient outcomes using MosaiQ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. Cost savings and efficiencies should also be available to customers that adopt MosaiQ, as a result of:

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

We have designed MosaiQ to match the existing performance of automated platforms used by donor testing laboratories for serological disease screening. We also believe the incorporation of molecular disease screening on MosaiQ will offer considerable advantages over existing approaches in use by donor testing laboratories, delivering operational cost savings and a reduced time to result, while also eliminating the need to pool samples.

Our aim is to provide donor testing laboratories with a single instrument platform to be utilized for blood grouping and, if applicable, both serological and molecular disease screening for donated red blood cells and plasma. Based on historical annual blood donations collected by our key target donor testing customers, we estimate that the potential market for MosaiQ microarrays (for blood grouping, serological disease screening and molecular disease screening) should exceed 100 million microarrays per annum following receipt of applicable regulatory clearances and approvals for MosaiQ.

We have a proven track record and significant expertise in product development, manufacturing and quality assurance, tailored to the highly regulated transfusion diagnostics market. We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals and independent patient testing laboratories. We also develop, manufacture and sell conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho-Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols). In March 2017 the FDA licensed a range of conventional reagent products developed and manufactured by Quotient for use on instrument and semi manual testing platforms commercialized by Ortho.

On April 30, 2014, we completed our initial public offering and issued 5,000,000 units at $8.00 per unit. We raised net proceeds of $37.2 million after deducting underwriting discounts and commissions, while other costs of the offering amounted to $3.6 million. Each unit comprised one ordinary share and one warrant and each warrant permitted the holder, prior to October 26, 2015, to subscribe for 0.8 of one new ordinary share at an exercise price equivalent to $8.80 per underlying ordinary share. On October 26, 2015, the warrants expired and were delisted. 4,981,052 warrants were exercised prior to the expiration date and 18,948 were cancelled on October 26, 2015. The exercise of the warrants resulted in the issuance of 3,984,823 ordinary shares and we received proceeds of $35.1 million.

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each prefunded warrant permitted the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. On July 19, 2016, we issued 850,000 ordinary shares following the exercise of the 850,000 pre-funded warrants.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 (the “Secured Notes”) and entered into an indenture with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our previous secured term loan facility with MidCap Financial Trust, which amounted to $33.5 million including fees and expenses.

On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million, net of underwriting discounts and other offering expenses.

Our Market Opportunity

The global transfusion diagnostics market is large and established. Total annual product sales in this market amounted to $3.4 billion in 2014, of which the United States accounted for $1.5 billion of sales. Product sales comprise the sale of reagents and instruments. In 2014, we believe blood grouping accounted for $1.2 billion of product sales, disease screening using serological methods accounted for $1.1 billion of sales and disease screening using molecular methods accounted for $1.1 billion of sales. We believe product sales in 2014 to the highly concentrated donor testing market accounted for approximately $2.2 billion of sales, while patient testing accounted for the remaining $1.2 billion of sales. Performed primarily within hospitals, the patient testing market is highly fragmented.

According to the World Health Organization, 54 million blood donations were collected globally in 2014 within “high-income” countries located in North America, Western Europe and Eastern Asia. In the United States, 17 million blood donations were collected during 2014, based on data from the American Association of Blood Bankers and the American Red Cross. In addition, over 20 million plasma donations are collected each year in the United States and Europe. While plasma is not subject to blood grouping, it is subject to disease screening. We estimate that over 90 million patients are blood grouped annually in the developed world, although only a small proportion of these patients actually receive a blood transfusion.

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

Our Strategy

Our strategy is focused on the development and commercialization of a range of consumables (or microarrays) to address the global transfusion diagnostics market.  Each microarray will incorporate existing, well characterized assays to undertake:

(i)

a comprehensive characterization of donor and patient blood, including extended antigen typing and antibody detection/identification.  We expect there to be two blood grouping microarrays, one for the donor testing market and one for the patient testing market.  We refer to the blood grouping microarrays as the MosaiQ IH Microarray;

(ii)

all mandated serological disease screening tests for donor red blood cells or source plasma.  We refer to the serological disease screening microarrays as the MosaiQ SDS Microarray.  The initial MosaiQ SDS Microarray will comprise assays to detect CMV and Syphilis.  We expect to follow our initial MosaiQ SDS Microarray launch with the launch of a range of additional MosaiQ SDS II Microarrays incorporating all remaining mandated serological disease screening assays, depending upon the final application for the product; and

(iii)	all mandated molecular disease screening tests for donor red cells or source plasma. We refer to the molecular disease screening microarray as the MosaiQ MDS Microarray.

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray and MosaiQ MDS Microarray as MosaiQ Microarrays.

We will manufacture the MosaiQ Microarrays at our state-of-the-art manufacturing facility located in Eysins, Switzerland.  Construction of the initial manufacturing system to produce MosaiQ Microarrays is now complete.  We expect to complete the final product qualification procedures for the first MosaiQ Microarray manufacturing system (comprising three key elements: (i) the print system; (ii) the wet process; and (iii) the final assembly system) in the second calendar quarter of 2017 and manufacture the initial MosaiQ IH Microarrays and MosaiQ SDS Microarrays for internal validation and field trials immediately thereafter.

Development of assays for inclusion on the initial MosaiQ IH Microarray and MosaiQ SDS Microarray is now complete. We expect to complete the transfer of these assays to final manufacture in the second calendar quarter of 2017.

Development of the MosaiQ Instrument is now complete, with formal validation expected to be completed prior to the commencement of field trials. We have now taken delivery of the first commercially ready MosaiQ Instrument.

Pending regulatory approval, we intend to launch the MosaiQ IH Microarray and initial MosaiQ SDS Microarray into the European donor testing market and, with our commercial partner, Ortho, launch the MosaiQ IH Microarray into the European patient testing market (in each case, with the MosaiQ Instrument). We plan to follow this initial launch with: (i) a second MosaiQ IH Microarray comprising an expanded antigen typing panel for the donor testing market; (ii) a third MosaiQ IH Microarray comprising the extended antigen typing panel and an expanded antibody detection panel for the patient testing market; and (iii) the MosaiQ SDS II Microarray incorporating assays for the detection of CMV; Syphilis; Hepatitis B, or HBV, comprising HBV Surface Antigen and HBV Core Antibody; Hepatitis C, or HCV; human immunodeficiency virus, or HIV, comprising HIV Type 1 and HIV Type 2; Human T-Lymphotropic Antibodies, or HTLV; and Chagas disease.

In Europe, the MosaiQ Microarrays will be subject to CE-marking and the instrument will be self-certified. In the United States, the FDA has indicated to us that the MosaiQ IH Microarray will be subject to a biologics license application, or BLA, and the MosaiQ instrument will be subject to a 510(k) filing. The initial MosaiQ SDS Microarray, comprising tests for CMV and Syphilis, will be subject to a 510(k) filing, while the MosaiQ SDS II Microarray will be subject to BLA approval. The MosaiQ Instrument is expected to be classified as a Class II medical device.

We expect to commence field trials for both the MosaiQ IH Microarray and initial MosaiQ SDS Microarray in Europe around the middle of 2017. We expect to file necessary regulatory submissions for Europe in the second half of 2017 to obtain required marketing clearances for the MosaiQ IH Microarray and the initial MosaiQ SDS Microarray. Field trials in the United States are expected to commence in the second half of 2017 and regulatory submissions are planned to be filed early in 2018 to obtain required marketing clearances in the United States. Field trials for the MosaiQ SDS II Microarray are expected to commence six to nine months after completion of the initial field trials for blood grouping in Europe and the United States.

In Europe, we are currently responding to invitations to tender by major government blood collection agencies.  First commercial sales will not, however, commence in Europe until receipt of CE-Marking for the MosaiQ IH Microarray and the MosaiQ SDS Microarray, which we believe could happen before the end of 2017. If approved for sale, we anticipate commercial launch in the United States in the first quarter of 2019. We also anticipate commercial launch of the MosaiQ SDS II Microarray in Europe during the first half of 2018 and in the United States in the second half of 2019, if approved for sale.

In addition, we intend to continue:

•	to engage and collaborate with our key potential customers on the functionality of the MosaiQ system;
•	our dialogue with regulators to obtain required regulatory licenses and clearances;
•

to build a highly focused sales and support infrastructure to successfully commercialize MosaiQ for the donor testing market in North America, the European Union and certain territories in the Asia-Pacific region; and

•	to collaborate with Ortho, our commercial partner for the global patient testing market. For additional information, see “—Sales, Marketing and Distribution—Ortho Clinical Diagnostics".

In our conventional reagent business, where we recently obtained licenses to sell in the United States eight new rare antisera, we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators, continue to service our key OEM customers and expand the number of conventional reagent products we offer directly for sale in the United States.

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

Red blood cells (the cellular portion) and plasma (the fluid portion) are the principal components of blood. On the exterior of red blood cells are blood group antigens that determine an individual’s blood group (A, B, AB, O), or ABO group, and type (RhD positive or RhD negative), or Rh type. In addition, there are additional clinically significant blood group antigens that may be present on patient and donor red blood cells. Plasma contains many different kinds of proteins, including: (i) blood group antibodies, such as Anti-A and Anti-B; (ii) unexpected blood group antibodies developed by the body in response to foreign red blood cell antigens introduced during transfusion (alloantibodies); or (iii) blood group antibodies developed following pregnancy. Blood group antibodies mirror the antigen families that are present on red blood cells. In its normal state, blood does not contain antibodies that will react with its own red blood cell antigens (autoantibodies).

Because of the potential for a transfusion reaction, it is crucial that clinicians correctly identify the blood group antigens and antibodies present in donor and patient blood prior to transfusion. If a donor’s red blood cells contain antigens that are recognized by and react with existing blood group antibodies in the patient’s plasma, the transfused red blood cells could be destroyed in a potentially life-threatening reaction. The identification of blood group antigens on donor and patient red blood cells is typically referred to as blood typing or basic antigen typing, with a more comprehensive characterization being referred to as extended antigen typing. The identification of blood group antibodies in plasma is typically referred to as antibody identification.

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

Donor blood will typically be subject to a basic antigen typing and an antibody screen. Clinicians will request specific antigen negative donor blood for patients with one or more blood group antibodies. In this instance, multiple donor units will be selected from inventory by the donor collection agency and subjected to an extended antigen typing procedure to identify the most appropriate units for the patient. This procedure is completed to ensure that the corresponding antigen to the patient’s antibody is not present on the donor’s red blood cells.

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

Disease Screening

The safety of donor red blood cells and source plasma is ultimately the responsibility of donor collection agencies, with regulatory agencies in individual countries establishing safeguards and standards to ensure patient safety. In the developed world, donor red blood cells and source plasma is subject to mandatory screening for infectious diseases before it can be released for transfusion or further manufacture. Two different methods of testing have been adopted—a serological approach (testing for specific antigens or antibodies) and, for certain viruses, a molecular approach (testing for DNA or RNA). The United States, many countries in Western Europe and Japan require both serological and molecular disease screening be performed on donor blood. In the United States, it is mandatory to screen donor blood using serological techniques for the following: Syphilis, HBV Surface Antigen, HBV Core Antibody, HCV Antibody, HIV Type 1 and Type 2 Antibodies and HTLV Antibodies. Most blood collection agencies will also screen for CMV, using the same serological approach and the FDA recommends donor blood to be screened for Chagas disease. Molecular disease screening is required to be performed on donated blood to screen for HBV, HCV, HIV, West Nile virus and Zika. Other pathogens, such as Babesia, Dengue and Malaria are transmissible by blood, but there is no test currently available, given cost or technology limitations.

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

The MosaiQ Solution for Transfusion Diagnostics

We are initially developing MosaiQ to address the comprehensive needs of the global transfusion diagnostics market. We believe MosaiQ has the potential to transform transfusion diagnostics by substantially reducing costs and offering a range of operational efficiencies within donor and patient testing laboratories, while improving patient outcomes through the more complete characterization of donor and patient blood.

Specifically, we are initially developing MosaiQ to:

•	Comprehensively characterize donor and patient blood; and
•	Screen donor blood for specific viruses using serological and molecular methods.

We intend to pursue a “razor/razor blade” business model for MosaiQ, placing MosaiQ Instruments and securing long-term agreements for the supply of MosaiQ IH Microarrays and/or MosaiQ SDS Microarrays and MosaiQ MDS Microarrays used by those instruments. We expect donor and patient laboratories to adopt MosaiQ because it is designed to offer a comprehensive characterization of clinically significant blood group antigens and antibodies, while also offering the opportunity for substantial cost savings and a range of operational efficiencies. We believe these customers would prefer to more fully characterize the blood of all donors and patients to facilitate better blood matching. While MosaiQ is designed to be a highly cost-effective solution for our customers, delivering substantial cost savings, we also expect to generate attractive, long-term profit margins on the sale of MosaiQ Microarrays.

We have designed MosaiQ leveraging our expertise in transfusion diagnostics. MosaiQ combines novel manufacturing techniques and well-characterized blood grouping and disease screening tests to create multiplex testing microarrays for use on a high-throughput instrument, the MosaiQ Instrument. Through miniaturization, we are combining a full portfolio of existing serological tests on two distinct microarrays for use on MosaiQ – one for blood grouping (the MosaiQ IH Microarray) and one for serological disease screening (the MosaiQ SDS Microarray or the MosaiQ™ SDS II Microarray). We are also developing a third microarray for molecular disease screening (the MosaiQ MDS Microarray).  We expect there to be multiple variants of each microarray depending upon the stage of development and the end markets in which we expect the MosaiQ Microarrays will be adopted.

In a donor testing environment, the MosaiQ IH Microarray and the MosaiQ SDS Microarray have been designed to run simultaneously, utilizing the same donor sample and the same MosaiQ Instrument. The MosaiQ MDS Microarray would also be utilized in a donor testing environment. In a patient testing environment, only MosaiQ IH Microarrays would be utilized.

Our novel approach incorporates existing, well-characterized tests for blood group antigens and antibodies on a single consumable for the global market. Each MosaiQ IH Microarray will consist of two microarrays – one for antigen typing (comprising printed monoclonal antibodies) and one for antibody detection/identification (comprising printed human red blood cells). We believe MosaiQ, when launched, will be the only commercially available automation platform capable of offering this breadth of testing on a single consumable.

The MosaiQ SDS Microarray is being designed to incorporate all tests required to meet current regulatory requirements for serological disease screening of donor blood and source plasma in the markets in which we intend to operate. We are including tests to screen serologically for Syphilis, HBV, HCV, HIV and HTLV, along with tests for CMV and Chagas disease. The MosaiQ SDS Microarray has additional capacity to incorporate further serological disease screening tests should it be necessary in the future.

The MosaiQ MDS Microarray is being designed to incorporate all mandated tests required to meet current regulatory requirements for molecular disease screening for donor blood and source plasma in the markets in which we intend to operate. We are including molecular tests to screen for HBV, HCV, HIV, West Nile virus and Zika.

MosaiQ Microarrays will be manufactured using a novel, patented printing technology we have further developed with TTP plc, or TTP, a leading European technology development company. This print technology enables us to industrialize the manufacture of MosaiQ Microarrays. We are not aware of any alternative technology suitable and commercially available for this purpose.

We have developed a high-throughput, floor standing MosaiQ Instrument for use by both donor collection agencies and medium to large-sized hospitals. The MosaiQ Instrument is being designed to process up to 3,000 microarrays per day (assuming three eight-hour shifts), giving a capacity to test up to 1,500 donor samples (utilizing a MosaiQ IH Microarray and a MosaiQ SDS Microarray) or 3,000 patient samples (utilizing MosaiQ IH Microarrays only). The MosaiQ Instrument is expected to complete the comprehensive characterization of donor or patient blood in less than 35 minutes and to have the capability to prioritize urgent patient sample testing, commonly referred to as STAT testing.

The MosaiQ Instrument is designed to fully automate blood grouping and perform a simultaneous serological disease screen in a donor testing laboratory. Consistent with the typical workflow of donor or patient testing laboratories, centrifuged tubes of whole blood will be placed on the MosaiQ Instrument for processing. The instrument will then complete a comprehensive blood group characterization of each sample, combined with a parallel serological disease screen in a donor testing environment, with the results being reported through existing laboratory information management systems (or LIMS).

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ Instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. We expect to take delivery of the first commercially ready MosaiQ Instruments in the second calendar quarter of 2017.

We are also collaborating with key potential donor and patient testing customers on the development of MosaiQ. This group includes the American Red Cross and Creative Testing Solutions, along with several other major hospitals, donor collection organizations and reference laboratories.

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

We manufacture our conventional reagent products at our Edinburgh, Scotland manufacturing facility using our own cell lines or from raw materials purchased from a limited number of suppliers. We believe we have good relationships with our suppliers. We plan to replace and expand our existing facility in Edinburgh for the development and manufacture of conventional reagent products. The new facility is currently under construction and we expect to relocate to the new facility before the end of 2018.

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 40 conventional reagent products focused on blood grouping and we have over 17 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve over 800 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 29% of our product sales in the year ended March 31, 2017 and 32% in the year ended March 31, 2016.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 71% of product sales in the year ended March 31, 2017 and 68% in the year ended March 31, 2016. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 61% and 57% of our product sales in the years ended March 31, 2017 and 2016, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. In May 2013, the first 14 of these products received CE-Marking for sale in Europe. We filed a BLA to obtain FDA approval for these products in 2014 and eight of the 14 products have now been approved by the FDA. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which will become the initial manufacturing site for MosaiQ Microarrays. Conversion of this facility to manufacture MosaiQ Microarrays has now been finished and we have completed the installation of the first manufacturing system for MosaiQ Microarrays. We expect to complete final product qualification procedures for the first MosaiQ Microarray manufacturing system in the second calendar quarter of 2017.

TTP plc (“TTP”)

We entered into a master development agreement with TTP to design, build, install and validate the initial manufacturing system for the MosaiQ Microarrays being installed at our Eysins, Switzerland facility. TTP agreed to certain development work programs for each phase of the design and build process and we agreed to pay for all development costs, including costs of materials, third party costs and specified professional fees for the time of TTP’s engineers and scientists. The agreement does not have a defined term and will terminate following completion of product qualification procedures for the initial MosaiQ Microarray manufacturing system. Either party may terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. In addition, we may terminate the agreement upon 30 days’ notice for any reason. Upon termination of the agreement, we are responsible for paying any unpaid development and other costs of TTP.

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through September 30, 2021. The first installment was paid in March 2015 and the second installment was paid in December 2016. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose.

TTP has also granted us a non-exclusive, fully paid, royalty-free, perpetual, irrevocable, worldwide license to use certain other intellectual property TTP owns and has incorporated into bespoke components of the manufacturing system for MosaiQ Microarrays. The agreement will remain in effect so long as the licensed intellectual property is subject to patent or other intellectual property protection. TTP may terminate the agreement if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. Either party may terminate the agreement with immediate effect by notice to the other party upon the occurrence of bankruptcy events. Any fee disputes are subject to mandatory dispute resolution.

STRATEC Biomedical AG (“STRATEC”)

We entered into a development agreement with STRATEC pursuant to which it has developed a high-throughput instrument for MosaiQ, The MosaiQ Instrument. STRATEC agreed to a project development timeline that runs through the end of 2017. STRATEC’s fees under this agreement total €13.1 million in aggregate, or $14.0 million using exchange rates on March 31, 2017, payable upon completion of pre-agreed project development milestones. As of March 31, 2017, we have incurred expenses related to this agreement totaling €12.4 million, or $13.2 million, using exchange rates on March 31, 2017. The agreement does not have a defined term. Either party may also terminate the agreement for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. Upon termination by STRATEC in connection with our breach or bankruptcy, certain termination payments are payable by us depending upon the stage of completion of the development program at the time of termination, and we are also responsible for certain costs.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of MosaiQ Instruments during the six years following delivery of the first field trial instruments (the sixth development milestone). Our aggregate obligation under this agreement will total €51.8 million, or $55.3 million using exchange rates on March 31, 2017. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

Pursuant to the development agreement, STRATEC has granted us an irrevocable, fully-paid, perpetual, royalty-free, worldwide license to intellectual property that is developed for use by, or the manufacture of, the MosaiQ Instrument, as well as an exclusive right to market and sell the MosaiQ Instrument. STRATEC has additionally granted us, or agreed to grant, similar rights to its pre-existing technologies for use in development and manufacturing activities for the MosaiQ Instrument. We may only exercise our rights to manufacture in limited circumstances when STRATEC fails to perform under the manufacturing agreement and such rights are subject to a to be negotiated license fee. Upon termination of the development agreement by STRATEC, the licenses granted under the development agreement will be null and void.

SCHOTT Technical Glass Solutions GmbH

On March 27, 2014, we entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we would purchase €10 million of coated glass in connection with the development and manufacture of the MosaiQ Microarrays through December 2017. The total purchase obligation remaining under this agreement at March 31, 2017 was €1.5 million, or $1.6 million using exchange rates on March 31, 2017.

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

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and customers. In the United States, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2017, we had 14 employees engaged worldwide in sales, marketing and customer service functions for the conventional reagents business.

Ortho-Clinical Diagnostics

On January 29, 2015, we entered into a distribution and supply agreement with Ortho (the Ortho Agreement) to sell and distribute MosaiQ Microarrays within the $3.4 billion global transfusion diagnostics market. We have retained all rights to commercialize MosaiQ in North America, the European Union and certain Asia-Pacific territories (excluding Japan) for the donor testing market. Pursuant to the Ortho Agreement, and for an initial term of 20 years, Ortho will exclusively commercialize MosaiQ for the global patient testing market (for blood grouping), as well as the donor testing market (for blood grouping and donor disease screening) in territories other than those in which we will commercialize MosaiQ. We will be responsible for the manufacture of all products (instruments, MosaiQ Microarrays and ancillary products) associated with MosaiQ and have retained all other commercial rights to MosaiQ. Ortho has a right of first offer where we decide to commercialize MosaiQ with a third party for an application other than blood grouping. We have also agreed with Ortho to explore opportunities to develop and commercialize MosaiQ in other diagnostics applications outside of blood grouping and serological disease screening, utilizing the combined knowledge and expertise of both parties.

Ortho has agreed to pay us certain one-time payments upon the achievement of regulatory and commercial milestones totaling in the aggregate $59 million. These milestones primarily relate to the approval and launch of MosaiQ in the United States and the European Union for blood grouping. Ortho has also agreed to reimburse us for the cost of goods sold incurred for MosaiQ Instruments and associated replacement parts sold to Ortho, as well as the cost of ancillary products sold to Ortho. A transfer price mechanism for MosaiQ IH Microarrays and MosaiQ SDS Microarrays sold to Ortho has also been established, which will increase as a percentage of net sales based on agreed-upon revenue milestones. In addition, a basis for calculating minimum transfer prices for MosaiQ IH M Microarrays, instruments and ancillary products has also been agreed.

As part of the exclusive sale and distribution rights granted to Ortho for the MosaiQ Instruments and MosaiQ Microarrays (which rights are non-assignable except as provided for in the distribution and supply agreement) we have granted to Ortho: (i) an exclusive, license to use the “MosaiQ” trademark; (ii) access to CE-Mark, biologics license application and 510(k) clearances and other dossiers to be filed or that are approved by regulatory authorities for the MosaiQ Instrument, MosaiQ Microarrays and ancillary products; (iii) access to other confidential information; and (iv) intellectual property rights controlled by the Company as well as intellectual property rights granted to us by STRATEC and TTP, and rights we may control in the future, which are necessary or reasonably useful for the sale and distribution of MosaiQ Instruments and MosaiQ Microarrays and are freely licensable or sub-licensable and free of royalty or other payments (unless Ortho agrees to pay any such royalties or payments). Ortho may not use these intellectual property rights and information to manufacture the MosaiQ Instrument or MosaiQ Microarrays, supply serological screening microarrays to the patient testing market, or to carry out research and development, other than with our consent or pursuant to the distribution and supply agreement. Ortho will grant us a license for the term of the distribution and supply agreement for any know how related to the MosaiQ Instrument and MosaiQ Microarrays that Ortho generates during the course of the distribution and supply agreement, which is necessary or useful for the development, use or sale of the MosaiQ Instrument and MosaiQ Microarrays, or components thereof, or for us to provide maintenance and support.

Research and Development

Our research and development efforts are focused on the development of MosaiQ and new conventional reagent products. We believe we have assembled an experienced research and development team with the scientific talent needed to develop new products that leverage our significant blood grouping expertise. We believe our experience in developing tests based on existing serological testing methods will allow us to conceive, develop and validate comprehensive multiplex tests utilizing MosaiQ.

As of March 31, 2017, we had 193 employees engaged in research and development functions.

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

Competition

In the past 10 to 15 years, the transfusion diagnostics market has experienced considerable consolidation, particularly in the United States. Given significant barriers to entry, there are only a small number of vendors currently addressing this market. These vendors can be divided into four groups: (i) those offering instrument platforms for blood grouping and related microarrays, in addition to conventional reagent products for manual testing; (ii) those only offering conventional reagent products for manual blood grouping; (iii) those offering raw materials for inclusion in products used on instrument platforms for blood grouping and in conventional reagent products; and (iv) those offering instruments for disease screening and related microarrays. A small number of donor collection agencies continue to manufacture a limited range of products, primarily for internal use.

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

Intellectual Property

We have relied, and expect to continue to rely, on various exclusive and non-exclusive license agreements, granting rights to patent-protected technologies relating to the manufacture of MosaiQ Microarrays and instruments. We have entered into an exclusive license with TTP to patented technologies to enable high volume manufacture of MosaiQ Microarrays. In addition, STRATEC has agreed to grant us licenses to certain of its pre-existing technologies and has granted us licenses to technologies developed under our development agreement with it, for use in the sale of MosaiQ instruments, and in the development and manufacture of the MosaiQ instrument, which it will undertake on our behalf. See “Business— MosaiQ Manufacturing and Supply—TTP plc” and “—STRATEC Biomedical AG” for additional information about these agreements. These licenses are material to the development and commercialization of MosaiQ. The remaining lives of the patents for key existing technologies that we have licensed currently exceed 10 years.

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

In February 2014, we filed a new UK patent application providing for a new method for detecting red blood cells, also using MosaiQ. The technology finds particular application in immunological assays where it can be used as the basis of positive controls to confirm the addition of red blood cells.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2017 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Paul Cowan	56	Chairman & Chief Executive Officer
Christopher Lindop	59	Chief Financial Officer
Jeremy Stackawitz	42	President
Edward Farrell	47	President
Roland Boyd	60	Group Financial Controller & Treasurer

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

Christopher Lindop, Chief Financial Officer

Christopher Lindop joined us in February 2017 and serves as our Chief Financial Officer. Mr. Lindop previously served as chief financial officer from January 2007 until June 2016 and as executive vice president of business development from August 2007 until May 2016 of Haemonetics Corporation (NYSE:HAE), a global leader in blood processing technology. From September 2003 to December 2006, he served as chief financial officer of Inverness Medical Innovations, Inc., a global developer, manufacturer and marketer of medical diagnostic products. From June 2002 to September 2003, he served as an audit partner with the Boston office of Ernst & Young LLP, an accounting firm. From 1991 to 2002, he served as an audit partner with the Boston office of Arthur Andersen LLP, an accounting firm. In addition, Mr. Lindop has served as a director of Parexel International Corporation (NASD: PRXL) since 2006, where he currently acts as chairman of the audit and finance committee and as a member of the nominating and governance committee. He holds a B.A. in Business from the University of Strathclyde (Scotland).

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

Edward Farrell, President

Edward Farrell joined us in February 2013 and serves as one of our two Presidents. Mr. Farrell has over 20 years of engineering and manufacturing experience gained through various industry roles with a particular emphasis on medical diagnostics. From March 2001 to February 2013, Mr. Farrell held several senior positions with Bayer Diagnostics, which was acquired by Siemens Healthcare Diagnostics in 2007. Starting in 2010, Mr. Farrell was Managing Director and Vice President of Manufacturing for a high volume immunoassay reagent manufacturing plant in the United Kingdom. From 2007 to 2010, Mr. Farrell was Managing Director and Vice President of Manufacturing for a facility in the United Kingdom that develops and manufactures point-of-care diagnostic instruments and microarrays. From 2005 to 2007, he worked in the United States as Director of Distribution, Service and Repair and initially worked in 2001 as a Senior Manufacturing Manager in a large instrument manufacturing plant in Ireland. Prior to Bayer Diagnostics, Mr. Farrell worked at Ingersoll Rand as a Production Manager from 1999 to 2001, Intel as a Manufacturing Engineer and Supervisor from 1995 to 1999, and Barlo plc as a Project Engineer from 1993 to 1995. Mr. Farrell received a B.E (Mechanical) and a Masters in Engineering Science from University College Dublin.

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

Employees

As of March 31, 2017, we had 393 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

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

Item 1A. Risk Factors

Risks Related to Our Business, Industry and Future Plans

You should consider our business and prospects in light of the risks and difficulties we expect to encounter in the markets in which we compete, and the prospects of our development projects, particularly MosaiQ. Factors that may contribute to fluctuations in our operating results include many of the risks described in this section. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. You should not rely on our operating results for any prior periods as an indication of our future operating performance.

We have incurred losses since our commencement of operations and expect to incur losses in the future.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2017, we had an accumulated deficit of $193.3 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the continued development of MosaiQ to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under the Ortho Agreement and the sale and leaseback of our Biocampus facility in Edinburgh, Scotland. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our then existing shareholders or restrict our operations or adversely affect our ability to operate our business. In addition, the indenture governing the Secured Notes contains limitations on our ability to incur debt and issue preferred and/or disqualified stock. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet our business objectives, our share price may fall and investors may lose some or all of their investment. If we raise funds by issuing equity securities, or if our outstanding options or warrants are exercised, the percentage ownership of our then shareholders will be reduced. In addition, if we issue equity, debt or other securities to raise additional funds, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

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

The development of MosaiQ includes many factors, including factors beyond our control, and we may not commercialize it on a timely basis, or at all.

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ. We will need to complete development and obtain marketing authorizations from the FDA and other regulatory authorities before we can commercialize MosaiQ. Our ability to successfully commercialize MosaiQ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;
•	our ability to successfully complete field trial studies;
•	our ability to obtain and maintain FDA and other regulatory authorizations;
•	threats posed by competing technologies;
•	our, or Ortho’s or any other commercial partner’s, ability to market MosaiQ to donor collection agencies, hospitals and independent testing laboratories;
•	our ability to successfully optimize the individual tests to be included on the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties in the design and build of the manufacturing system for the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties in the design and manufacture of the MosaiQ Instrument;
•	the occurrence of unforeseen technical difficulties in the development of software and the integration of the MosaiQ Microarrays, the MosaiQ Instrument and software;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and
•	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

Development and commercialization of novel products, such as MosaiQ, is inherently uncertain. At any point, we may abandon development of MosaiQ or we may be required to expend considerable resources addressing unforeseen technical challenges or otherwise to complete and commercialize MosaiQ, which would adversely impact potential revenue and our expenses. In addition, any delay in product development would provide others with additional time to commercialize competing products before we introduce MosaiQ, which in turn may adversely affect our growth prospects and operating results. Although we believe that our cost estimates and our project completion and commercialization schedule for MosaiQ are reasonable, we cannot assure you that the actual costs or time required to complete the project will not substantially exceed our current estimates.

Obtaining regulatory authorization for MosaiQ will take time, require material expenditures and ultimately may not succeed.

MosaiQ will be subject to CE-marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ to obtain approval of a biologics license application, or BLA, for the MosaiQ IH Microarrays and traditional 510(k) clearances for the instrument and the initial MosaiQ SDS Microarray, comprising two tests, CMV and syphilis. The MosaiQ SDS II Microarray, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ Microarrays is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ.

Among other things, our manufacturing facility will be subject to pre-approval inspection by the FDA and other applicable regulators. In addition, we are required to perform field trial studies to obtain regulatory authorizations for MosaiQ. Field trial studies are subject to factors within and outside of our control and the outcome of these studies is uncertain. For example, success in early feasibility studies may not be replicated in later field trial studies. Although our internal performance evaluation studies for tests to be included on the MosaiQ IH Microarray have demonstrated a high degree of concordance, across a range of key specificities, between results generated by the MosaiQ methodology and results using predicate technologies for antigen typing and antibody detection, and although our performance evaluation studies on the initial MosaiQ SDS Microarray has been positive, there is no guarantee that our analytical testing will meet the FDA’s or other regulatory authorities’ requirements, that our field trial studies will be successful, that the FDA or other regulatory authorities will provide marketing authorization for MosaiQ based on the studies we have completed or, if we obtain market authorization, that the prognostic information that may be reported will differentiate MosaiQ from alternatives in the United States or other markets. Even if our field trials are successful and we obtain the necessary regulatory authorizations, the regulatory review process will still take time and require material expenditures.

MosaiQ Microarrays have not been manufactured on a commercial scale and are subject to unforeseen scale-up risks.

While we have developed the manufacturing system for MosaiQ Microarrays, there can be no assurance that we will be able to manufacture MosaiQ Microarrays at a scale that is adequate for our increasing commercial needs. We may face significant or unforeseen difficulties in manufacturing the MosaiQ Microarrays, including but not limited to:

•	technical issues relating to manufacturing products on a commercial scale at reasonable cost, and in a reasonable time frame;
•	difficulty meeting demand or timing requirements for Microarray orders due to excessive costs or lack of capacity for part or all of an operation or process;
•	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our manufacturing systems or perform certain required operations;
•	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and
•	increases in raw material or component supply cost or an inability to obtain supplies of certain critical supplies needed to complete our manufacturing processes.

These and other difficulties may only become apparent when scaling up the manufacturing of the MosaiQ Microarrays to more substantive commercial scale. In the event our MosaiQ Microarrays cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

We expect to rely on third parties to conduct studies of MosaiQ and our other transfusion diagnostics products that will be required by the FDA or other regulatory authorities and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for MosaiQ as well as our conventional reagent products. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for MosaiQ or our other transfusion diagnostic products.

Our commercial success will largely depend upon the degree of market acceptance of MosaiQ by donor collection agencies, hospitals and independent testing laboratories.

MosaiQ may not gain sufficient market acceptance by donor collection agencies, hospitals and independent testing laboratories. If the product does not achieve an adequate level of acceptance by these critical customer groups, our future revenue growth and profitability would be materially impacted. The degree of market acceptance of MosaiQ will depend on a number of factors, including:

•

the efficacy and potential advantages of MosaiQ over alternative technologies, techniques and products, including both conventional technologies such as existing testing methods from Ortho, Immucor, Bio-Rad, Grifols and Beckman Coulter, as well as new technologies from such companies or new competitors;

•	limitations contained in the approved labeling for MosaiQ;
•	the willingness of our target customers to transition from existing technologies, products and procedures and to adopt MosaiQ;
•	the ability to offer attractive pricing for MosaiQ;
•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and
•	outcomes from field trial studies, the regulatory approval process, and other publicity concerning MosaiQ or competing products.

Our efforts to educate donor collection agencies, hospitals, independent testing laboratories and other members of the medical community on the benefits of MosaiQ may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional or new technologies marketed by our competitors. If we were to incorrectly forecast our ability to penetrate various markets, expenditures that we make may not result in the benefits that we expect, which could harm our results of operations. Moreover, in the event that MosaiQ is the subject of industry or clinical guidelines, field trial studies or scientific publications that are unhelpful or damaging, or otherwise call into question the benefits of MosaiQ, we may have difficulty convincing prospective customers to adopt MosaiQ.

Our commercialization plan for MosaiQ in the patient testing market depends on our distribution and supply agreement with Ortho.

We will rely on Ortho to commercialize MosaiQ in the highly fragmented patient testing market. Under our distribution and supply agreement, Ortho has agreed to commercialize MosaiQ in the global patient testing market and donor testing markets not covered by Quotient. Ortho may not commit sufficient resources to this commercialization arrangement, as MosaiQ may compete for time, attention and resources with Ortho’s internal programs, or Ortho otherwise may not perform its obligations as expected. In addition, Ortho is both a customer and a competitor of our conventional reagent business. If Ortho is unable, or fails, to perform its obligations, there can be no assurance that we will be able to enter into commercialization relationships with other partners with sufficient existing global sales and support infrastructures necessary to successfully commercialize MosaiQ in the patient testing market. Any of these risks could delay the commercialization of MosaiQ in the patient testing market, result in high costs to us or otherwise materially harm our business and adversely affect our future revenues.

Other companies or institutions may develop and market novel or improved methods for transfusion diagnostics, which may make MosaiQ less competitive or obsolete.

The market for transfusion diagnostics is large and established, and our competitors may possess significantly greater financial resources and have larger development and commercialization capabilities than we do. Although we are not aware of any companies that are pursuing an alternative fully automated blood grouping and disease screening platform like MosaiQ, a platform or technology that competes with MosaiQ may be developed. We may be unable to compete effectively against these competitors either because their diagnostic platforms are superior or because they may have more expertise, experience, financial resources or stronger business relationships.

We have leased a factory in Eysins, Switzerland, which is presently the principal manufacturing site for the MosaiQ Microarrays, and any delay in obtaining regulatory approval for the site may delay or prevent the launch of MosaiQ.

We have leased a manufacturing facility in Eysins, Switzerland, which is presently the principal manufacturing site for the MosaiQ Microarrays. Final validation of the MosaiQ Microarray manufacturing system is subject to many risks, including the fact that, in connection with products that will be sold in the United States, this new facility will be subject to a pre-approval inspection by the FDA, and, in connection with products sold outside the United States, this new facility will be subject to pre-approval inspection by applicable foreign regulators, which could prevent or delay the launch of MosaiQ.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 64% of our total revenues and product sales to Ortho accounted for 56% of our total revenues in the year ended March 31, 2017. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

Our OEM customers, including Ortho, are also our competitors. Our conventional reagent business may be harmed if, as a result of the commercialization of MosaiQ, Ortho or our other OEM customers perceive MosaiQ as a competitive product, resulting in a discontinuation of Ortho’s or our other OEM customers’ purchases from us.

Gross margin volatility in our conventional reagent business may negatively impact our profitability.

Our gross margin has been volatile from period to period in the past and may be volatile in the future due to various factors, including changes in product mix, shipment cycles and manufacturing costs. Gross margins on our conventional reagent products vary depending upon the product, with whole blood control products, rare antibodies and reagent red blood cell products generating higher margins. Depending upon the sales mix of these products, our gross margin could vary significantly from period to period. Our conventional reagent products are manufactured by us. As such, gross margins for these products could be impacted by a rise in the costs of raw materials and labor, as well as overhead and the efficiency of our manufacturing operations. Our gross margin may also be negatively impacted by increased competition. Specifically, suppliers in the market seeking to maintain or grow market share may foster a competitive environment of pricing pressures that could negatively impact the profitability of product sales.

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

We face significant competition in the transfusion diagnostics market. We currently compete with established diagnostic companies that design, manufacture and market instruments and microarrays for blood grouping. We believe our principal competitors in the transfusion diagnostics market are Ortho, Immucor, Bio-Rad and Grifols.

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

Our current competitors are either privately owned, publicly-traded companies or are divisions of publicly-traded companies, and enjoy a number of competitive advantages over us, including:

•	greater name and brand recognition, financial and human resources;
•	broader product lines;
•	larger sales forces and more established distributor networks;
•	substantial intellectual property portfolios;
•	larger and more established customer bases and relationships; and
•	better established, larger scale, and lower cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

•	cost of capital equipment;
•	cost of microarrays and supplies;
•	reputation among customers;
•	innovation in product offerings;
•	flexibility and ease-of-use;
•	accuracy and reproducibility of results;
•	compatibility with existing laboratory processes, tools and methods;
•	breadth of clinical decisions that can be influenced by information generated by tests; and
•	economic benefit accrued to customers based on testing services enabled by products.

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

We are dependent on single source suppliers for some of the components and materials used in our products, and supply chain interruptions could negatively impact our operations and financial performance.

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

In particular, some of our conventional reagent products are derived from blood having particular or rare combinations of antigens, which are found in a limited number of individuals. If we had difficulty in obtaining sufficient quantities of such blood, we would need to establish a viable alternative, which may take both time and expense to either identify and/or develop.

The loss of a sole supplier would impair our ability to deliver products to our customers in a timely manner and would adversely affect our sales and operating results and negatively impact our reputation. Our business would also be harmed if any of our suppliers could not meet our quality and performance specifications and quantity and delivery requirements.

If any of our manufacturing facilities become unavailable or inoperable, we will be unable to produce and ship many of our products.

All our conventional reagent products are produced in our Edinburgh, Scotland manufacturing facility. While we believe we have reliable suppliers of raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of the Edinburgh, Scotland facility and we currently have no alternative manufacturing capabilities. Therefore, if a catastrophic event occurred at the Edinburgh, Scotland facility, such as a fire or contamination, many of our products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA and other regulatory authorities. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Our customers, including our U.S. commercial operations, receive all of their conventional reagent products from our Edinburgh, Scotland manufacturing facility. If circumstances arose that disrupted our international distribution of products from Edinburgh, we would need to establish an alternate distribution channel, which may take both time and expense to establish.

The landlord for our Edinburgh, Scotland manufacturing operation is Scottish National Blood Transfusion Service, or SNBTS. The lease on our Edinburgh, Scotland facility ends in December 2018.

We have leased a manufacturing facility in Eysins, Switzerland, which is presently the principal manufacturing site for MosaiQ Microarrays and we currently have no alternative manufacturing capabilities. Therefore, if a catastrophic event occurred at the Eysins, Switzerland facility, such as a fire or contamination, we would not be able to produce MosaiQ Microarrays until the manufacturing portion of the facility was restored and cleared by the FDA and other regulatory authorities. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses.

We are building a new, expanded manufacturing facility for our conventional reagent products, which may result in overlapping operations and duplicative costs, impair manufacturing operations, delay or prevent the launch of new products or require us to expend additional capital.

To meet expected future demand for our conventional reagent products, we are building a new expanded manufacturing facility in Edinburgh, Scotland near our existing manufacturing facility. Our failure to complete the new facility on time and on budget may result in the need for us to raise additional capital and may impair the efficient operation of our manufacturing operations. In addition, moving our manufacturing operations to a new facility may result in overlapping operations and duplicative costs during the transition period. Furthermore, changes in our manufacturing process or procedure, including a change in the location where our products are manufactured, will require prior FDA review and approval of the manufacturing process and procedures. Any new facility will be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the manufacture of our conventional reagent products.

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

In October 2016, we issued $84.0 million aggregate principal amount of the Secured Notes and, if certain conditions are satisfied, we will issue an additional $36.0 million aggregate principal amount of the Secured Notes.  The Secured Notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the Secured Notes that are then outstanding.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the Secured Notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the Secured Notes.

In addition, upon the occurrence of certain change of control events and, subject to certain conditions, certain asset sales events, holders of the Secured Notes may require us to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101.0% or 100.0%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.  Furthermore, our outstanding 666,665 7% cumulative redeemable preference shares are subject to automatic redemption in the event of certain changes of control involving us. In connection with such redemption, we are required to first pay the amount of the accrued and unpaid preferential dividend on the preference shares and then redeem the preference shares at a redemption price of $22.50 per preference share. There is no guarantee that we will have sufficient funds legally available to repurchase the Secured Notes or redeem the preference shares under such circumstances.

Undetected errors or defects in our products could expose us to product liability claims, harm our reputation or decrease market acceptance of our products.

The sale and use of products or services based on our technologies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect, which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We maintain product liability insurance that we believe is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. Our existing insurance may have to be increased in the future if we are successful at introducing new transfusion diagnostics products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. For example, our distribution and supply agreement with Ortho provides for a six-person steering committee composed of three of our representatives and three of Ortho's representatives, which provides liaison, coordination and strategic planning with regard to development and regulatory approval of MosaiQ and the sale and distribution of MosaiQ Instruments and Microarrays by Ortho. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Government Regulation

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the election of Mr. Donald Trump as president of the United States, the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” and the results of several 2017 elections in European nations, including the United Kingdom and Germany, are uncertain.  These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade.  Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.

In January 2017, the U.S. Congress voted to adopt a budget resolution for fiscal year 2017 that, while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Patient Protection and Affordable Care Act, or PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of certain provisions of the PPACA. Finally, in May 2017, the U.S. House of Representatives passed the American Health Care Act of 2017, which would repeal and replace significant portions of the PPACA if it becomes law. The PPACA significantly impacted the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Additionally, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding the possible implementation of a border tax, tariff or increase in custom duties on products manufactured outside of and imported into the United States, as well as the renegotiation of U.S. trade agreements. Our conventional reagent products are manufactured in Scotland and our MosaiQ Instruments and Microarrays will be manufactured in Germany and Switzerland, respectively.  The implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

Lastly, as a result of the June 23, 2016 “Brexit” referendum, the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

If we, Ortho or our other commercial partners fail to comply with extensive foreign and domestic regulations, sales of our products in new and existing markets and the development and commercialization of any new product candidates, including MosaiQ, could be delayed or prevented.

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

FDA approval of a BLA or clearance of a 510(k) generally is required before we can market new reagents in the United States or make significant changes to existing products. The process of obtaining licenses, marketing clearances and approvals from regulatory agencies can be time consuming and expensive. There is no assurance that marketing authorizations will be granted or that agency reviews will not involve delays that would adversely affect our ability to commercialize our products, including MosaiQ.

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

We may also receive warning letters or untitled letters regarding compliance with current good manufacturing practices at one or more of our manufacturing facilities, but we have not received any such warning letters or untitled letters since 2009.

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

Additionally, healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments and healthcare laws and regulations are subject to change. Our reagent product business strategy, and the development of the commercialization strategy for MosaiQ, have been based on existing healthcare policies. We cannot predict what additional changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

Approval and/or clearance by the FDA and foreign regulatory authorities for our transfusion diagnostics products could take significant time and require significant development expenditures.

Obtaining FDA and other regulatory clearances or approvals for MosaiQ and our newly developed conventional reagent products can be expensive and uncertain. It can take from several months to several years from the date of submission of the application, and generally requires detailed and comprehensive scientific and clinical data. As with all blood transfusion products, the FDA and other regulatory authorities reserve the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach than we currently anticipate. Notwithstanding the time and expense, these efforts may never result in FDA approval or clearance or that of other regulatory authorities. Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

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

Healthcare providers, physicians at hospitals and public health departments play a primary role in the recommendation and ordering of our reagents and other products, and may play an important role in the recommendation and ordering of the MosaiQ system. Our arrangements with customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product.

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

We employ a variety of proprietary and patented technologies and methods in connection with the products we sell or are developing, including MosaiQ. We license some of these technologies from third parties. We cannot provide any assurance that the intellectual property rights that we own or license provide effective protection from competitive threats or that we would prevail in any litigation in which our intellectual property rights are challenged. In addition, we cannot provide any assurances that we will be successful in obtaining new proprietary or patented technologies or methods in the future, whether through acquiring ownership or through licenses from third parties.

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

The scope of our owned and exclusively licensed intellectual property rights may not be sufficient to prevent others from manufacturing, using or selling competing products. For example, our manufacturing process for MosaiQ Microarrays depends in part on intellectual property that we in-license on an exclusive basis, and such rights may be limited. Our competitors may have obtained or be able to develop or obtain a license to similar intellectual property. Competitors could purchase our product and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies and thereby avoid infringing our intellectual property rights. If our intellectual property is not sufficient to effectively prevent our competitors from developing and selling similar products, our competitive position and our business could be adversely affected.

MosaiQ depends on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from manufacturing our products.

We rely on licenses to various proprietary technologies that are material to our business, including the development of MosaiQ. We have entered into an exclusive license with TTP, to patented technologies to enable high volume manufacturing of MosaiQ Microarrays. In addition, STRATEC Biomedical AG, or STRATEC, has agreed to grant us licenses to certain of its pre-existing technologies, and has granted us licenses to its technologies to be developed under our development agreement with it for the MosaiQ Instrument. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses. If we were to lose access to these licenses, we would be unable to manufacture MosaiQ Microarrays or commercialize MosaiQ Instruments until we obtained access to a comparable technology.

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

Certain of our licenses contain, and any future licenses may contain, provisions that allow the licensor to terminate the license upon the occurrence of certain events, such as material breach by us or our insolvency. For example, the licenses granted under the development agreement with STRATEC would be null and void upon termination of the development agreement by STRATEC. The TTP license is for uses that include antigen typing, antibody detection and serological screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics, and nucleic acid sequencing. If any of certain agreed upon license payments are not made by us when due, we will lose the license to the additional purposes, but not the initial purpose. TTP may terminate its license agreement with us if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. If the licensors of the technologies we rely on were to terminate our license agreements, the commercialization of MosaiQ could be prevented or delayed, and we may be unable to find a suitable replacement technology at an acceptable cost or at all. Our rights under each of the licenses may be subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of fees. If we breach any of our license agreements and fail to cure the breach within any applicable cure period, our licensors may take action against us, including termination of the applicable license. Determining the scope of our licenses and related obligations can be difficult and could lead to disputes between us and the licensors. An unfavorable resolution of such a dispute could lead to termination of the license to which a dispute relates. If a licensor terminates a license agreement because of a breach by us that we fail to timely cure, we might no longer have the right to produce or sell some or all of our products and we may be subject to other liabilities, which could have a material adverse effect on our business.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following March 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

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

Like other emerging life sciences companies, the market price of our ordinary shares is likely to be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

•	fluctuations in our results of operations;
•	delays in the planned commercialization of MosaiQ;
•	speed and timing of adoption of MosaiQ by key target customers,
•	our ability to enter new markets;
•	negative publicity;
•

changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally, conditions in the financial markets and the perception of our ability to raise additional funding;

•	regulatory developments affecting MosaiQ or our industry, including announcement of new adverse regulatory decisions in respect of MosaiQ;
•	announcements of studies and reports relating to our products, including MosaiQ, or those of our competitors;
•	changes in economic performance or market valuations of our competitors;
•	actual or anticipated fluctuations in our annual and quarterly financial results;
•	conditions in the industries in which we operate;
•	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;
•	additions to or departures of our key executives and employees;
•	fluctuations of exchange rates;

•	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares subject to such restrictions; and
•	sales or perceived sales of additional ordinary shares.

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

If securities analysts do not continue to cover our ordinary shares or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our ordinary shares.

The trading market for our ordinary shares depends on the research and reports that securities analysts publish about our business and our company. We do not have any control over these analysts. There is no guarantee that securities analysts will continue to cover the ordinary shares of our company. If securities analysts do not cover the ordinary shares of our company, the lack of research coverage may adversely affect the market price of our ordinary shares. If our shares are the subject of an unfavorable report, our share price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline, irrespective of the underlying performance of our business.

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 29,567,698 ordinary shares as of March 31, 2017, of which approximately 19,056,392 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. Approximately 10,511,306 ordinary shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2017, 175,525 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $13.85 per share and 1,948,917 ordinary shares were subject to outstanding options at a weighted exercise price of $8.04 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

We have never paid cash dividends and do not intend to pay cash dividends on our ordinary shares in the foreseeable future.

We have never paid dividends on ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. In addition, the indenture governing the Secured Notes contains covenants that limit our ability to pay dividends on our ordinary shares. Under Jersey, Channel Islands law, any payment of dividends would be subject to relevant legislation and our Amended Articles of Association provide that all dividends must be approved by our Board of Directors and, in some cases, our shareholders, and may only be paid from our distributable profits available for the purpose, determined on an unconsolidated basis.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we cease to be an emerging growth company, will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. For example, we previously identified and disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016 a material weakness in our internal control over financial reporting related to the accounting for our Swiss employee pension arrangements, and concluded that our internal control over financial reporting were not effective as of March 31, 2016. This material weakness has now been remediated, but we cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

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

As of March 31, 2017, there was an outstanding warrant to purchase 64,000 of our ordinary shares at an exercise price of $9.38 per share and outstanding warrants to purchase 111,525 of our ordinary shares at an exercise price of $16.41 per share. These warrants are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s exercise price. To the extent such warrants are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2017 and do not expect to be a PFIC for the taxable year ending March 31, 2018 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our UK corporate headquarters, including our development laboratory facility, and our manufacturing facility for conventional reagent products are located in Edinburgh, Scotland. We also have a manufacturing facility in Eysins, Switzerland, which we expect will become the principal manufacturing site for MosaiQ Microarrays. Our U.S. corporate headquarters are located in Newtown, Pennsylvania. The table below provides selected information regarding our existing facilities, all of which are leased.

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Headquarters/Development Laboratory Facility	Edinburgh, Scotland	3,500	5,000	March 31, 2018
Manufacturing Operations—Conventional Reagents	Edinburgh, Scotland	6,200	16,000	December 31, 2018
MosaiQ Laboratory Facility	Edinburgh, Scotland	3,600	3,600	December 31, 2018
Manufacturing Operations—MosaiQ	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Headquarters	Newtown, PA, USA	1,200	—	November 30, 2018
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	May 31, 2018

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 23, 2017, the last reported sale price of our ordinary shares on NASDAQ was $7.58 per share.

The following table sets forth the high and low sales price per ordinary share reported on NASDAQ as traded for each of the quarters indicated:

	High	Low
Fiscal Year Ended March 31, 2017
Fourth Quarter	$7.10	$4.54
Third Quarter	$8.42	$3.75
Second Quarter	$8.64	$5.67
First Quarter	$12.96	$7.25
Fiscal Year Ended March 31, 2016
Fourth Quarter	$16.00	$6.50
Third Quarter	$17.44	$11.05
Second Quarter	$19.95	$12.78
First Quarter	$17.15	$13.04

Shareholders

On May 23, 2017, there were 20 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from May 27, 2014 (the date the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on NASDAQ) through March 31, 2017 against the cumulative total return for the same period on the NASDAQ Stock Market Composite Index and the NASDAQ Healthcare Index. The results are based on an assumed $100 invested on May 27, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2017:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	2,792,525	$5.61	389,540
Equity compensation plans not approved by shareholders	—	—	—
(1)

Composed of the 2012 Option Plan, pursuant to which 607,669 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $3.00, and the 2014 Stock Incentive Plan, pursuant to which 2,184,856 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $6.34.  At March 31, 2017, 389,540 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

Recent Sale of Unregistered Securities

Since April 1, 2016, we issued the following securities that were not registered under the Securities Act.

On February 9, 2017, in connection with his appointment as our Chief Financial Officer we issued 50,000 ordinary shares to Mr. Christopher Lindop at $6.41 per share (which was equal to the closing price of our ordinary shares as reported on the NASDAQ on such date).

The above issuance was exempt from registration under the Securities Act under Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. No underwriters were used in connection with the foregoing transaction. The purchaser of securities in such transaction represented that he was an accredited investor as defined in Regulation D with no present intention of distributing any of such securities or any arrangement or understanding with any other persons regarding the distribution of such securities, and appropriate legends were affixed to the securities.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of March 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2014 and 2013 and the consolidated balance sheet data as of March 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$20,127	$18,022	$17,658	$16,987	$13,753
Other revenues	2,100	500	750	2,768	618
Total revenue	22,227	18,522	18,408	19,755	14,371
Cost of revenue	(10,844)	(9,658)	(9,763)	(8,406)	(7,169)
Gross profit	11,383	8,864	8,645	11,349	7,202
Operating expenses:
Sales and marketing	(5,660)	(3,073)	(2,750)	(2,705)	(2,252)
Research and development, net of government grants	(57,064)	(28,781)	(19,216)	(8,066)	(2,617)
General and administrative expense:	—	—
Compensation expense in respect of share options and management equity incentives	(4,221)	(2,004)	(1,138)	(933)	(471)
Other general and administrative expenses	(18,497)	(24,094)	(15,255)	(8,537)	(6,353)
Total general and administrative expense	(22,718)	(26,098)	(16,393)	(9,470)	(6,824)
Total operating expense	(85,442)	(57,952)	(38,359)	(20,241)	(11,693)
Operating loss	(74,059)	(49,088)	(29,714)	(8,892)	(4,491)
Other income (expense):
Interest expense, net	(9,903)	(4,151)	(2,315)	(1,076)	(234)
Change in financial liability for share warrants	—	15,857	(22,966)	—	—
Other, net	(1,107)	3,504	(4,064)	(197)	11
Other income (expense), net	(11,010)	15,210	(29,345)	(1,273)	(223)
Loss before income taxes	(85,069)	(33,878)	(59,059)	(10,165)	(4,714)
Provision for income taxes	—	—	—	—	—
Net loss	$(85,069)	$(33,878)	$(59,059)	$(10,165)	$(4,714)
Net loss available to ordinary shareholders - basic and diluted	$(85,069)	$(33,878)	$(59,059)	$(10,165)	$(4,714)
Loss per share - basic and diluted	$(3.02)	$(1.73)	$(4.00)	$(54.41)	$(62.97)
Weighted-average shares outstanding - basic and diluted	28,145,472	19,558,152	14,773,386	186,817	74,866

	As of March 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$4,754	$44,100	$37,525	$7,192	$4,219
Short-term investments	16,057	—	—	—	—
Total assets	109,971	119,750	80,204	28,296	12,891
Long-term debt	80,704	27,910	9,853	13,593	3,000
Total liabilities	134,062	73,027	81,819	30,581	7,931
Total shareholders' funds (deficit)	$(24,091)	$46,723	$(1,615)	$(31,536)	$(23,061)

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

Our Business

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody detection. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for DNA or RNA).

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We currently operate as one business segment with over 390 employees in the United Kingdom, Switzerland and the United States. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 49%, 52% and 55% of total revenue during the years ended March 31, 2017, 2016 and 2015, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2017, we had an accumulated deficit of $193.3 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Our total revenue was $22.2 million for the year ended March 31, 2017, $18.5 million for the year ended March 31, 2016, and $18.4 million for the year ended March 31, 2015. Our net loss was $85.1 million for the year ended March 31, 2017, $33.9 million for the year ended March 31, 2016, and $59.1 million for the year ended March 31, 2015.

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

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each prefunded warrant permitted the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. On July 19, 2016, we issued 850,000 ordinary shares as a result of the exercise of the 850,000 pre-funded warrants.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our previous secured term loan facility with MidCap Financial Trust (MidCap) which amounted to $33.5 million including fees and expenses.

On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million net of underwriting discounts and other offering expenses.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 76% for the year ended March 31, 2017, 73% for the year ended March 31, 2016 and 72% for the year ended March 31, 2015. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 51% for year ended March 31, 2017, 48% for the year ended March 31, 2016 and 47% for the year ended March 31, 2015. Excluding other revenues, which consist of product development fees, our gross margin on product sales, which excludes other revenues, was 46% for the year ended March 31, 2017, 46% for the year ended March 31, 2016 and 45% for the year ended March 31, 2015. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel and other costs related to our sales and product marketing activities. Starting April 1, 2016, these expenses also include the costs of the newly established MosaiQ commercial team. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQ commercial team.

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities, as well as production costs incurred in advance of the commercial launch of MosaiQ. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. In the years ended March 31, 2017 and March 31, 2015, these expenses also included $2 million and $1 million, respectively, in respect of the costs of our intellectual property license with TTP relating to MosaiQ.

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary claims certain tax credits on its research and development expenditures and these are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We expect overall research and development expense to decrease in absolute U.S. Dollars as we move towards the commercial launch of MosaiQ.

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016 with the purchasers of the Secured Notes.

Other income (expense), net consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. Other income (expense) also includes exceptional costs related to deferred debt issue costs expensed on the repayment of debt facilities and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2017 and 2016— Other income (expense)” and “—Results of Operations— Comparison of Years ended March 31, 2016 and 2015— Other income (expense).” In the years ended March 31, 2016 and 2015, net other expense also includes the change in the fair value of our warrants issued in 2014 at the time of our initial public offering.

Results of Operations

Comparison of Years ended March 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$20,127	91%	$18,022	97%	$2,105	12%
Other revenues	2,100	9%	500	3%	1,600	320%
Total revenue	22,227	100%	18,522	100%	3,705	20%
Cost of revenue	10,844	49%	9,658	52%	1,186	12%
Gross profit	11,383	51%	8,864	48%	2,519	28%
Operating expenses:
Sales and marketing	5,660	25%	3,073	17%	2,587	84%
Research and development	57,064	257%	28,781	155%	28,283	98%
General and administrative	22,718	102%	26,098	141%	(3,380)	-13%
Total operating expenses	85,442	384%	57,952	313%	27,490	47%
Operating loss	(74,059)	-333%	(49,088)	-265%	(24,971)	51%
Other income (expense):
Interest expense, net	(9,903)	-45%	(4,151)	-22%	(5,752)	139%
Other, net	(1,107)	-5%	19,361	105%	(20,468)	—
Total other income (expense), net	(11,010)	-50%	15,210	82%	(26,220)	—
Loss before income taxes	(85,069)	-383%	(33,878)	-183%	(51,191)	151%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(85,069)	-383%	$(33,878)	-183%	$(51,191)	151%

Revenue

Total revenue increased by 20% to $22.2 million for the year ended March 31, 2017, compared with $18.5 million for the year ended March 31, 2016. Product sales revenue increased by 12% to $20.1 million for the year ended March 31, 2017, compared with $18.0 million for the year ended March 31, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 76% of product sales for the year ended March 31, 2017, compared with 73% for the year ended March 31, 2016. Total revenue for the years ended March 31, 2017 and 2016 also included product development revenues of $2.1 million and $0.5 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$14,216	64%	$12,165	66%	$2,051	17%
Product sales - direct customers and distributors	$5,911	27%	5,857	32%	54	1%
Other revenues	2,100	9%	500	3%	1,600	—
Total revenue	$22,227	100%	$18,522	100%	$3,705	20%

OEM Sales. Product sales to OEM customers increased 17% to $14.2 million for the year ended March 31, 2017, compared with $12.2 million for the year ended March 31, 2016. The increase was due to better pricing, increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales increased 1% to $5.9 million for the year ended March 31, 2017 compared with $5.9 million for the year ended March 31, 2016. Direct sales in the United States increased by 21%, which was mainly attributable to the impact of recent product launches and expansion of our customer base. Direct sales outside the United States decreased by 30%, reflecting our decision to rationalize our product offerings in Europe and the rest of the world.

Other Revenues. Other revenues of $2.1 million for the year ended March 31, 2017 consisted of product development fees as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information. During the year ended March 31, 2016, we recognized $0.5 million of product development fees related to the same development program.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $10.8 million for the year ended March 31, 2017, compared with $9.7 million for the year ended March 31, 2016. This reflected costs associated with greater sales volumes and higher levels of waste in our manufacturing operations.

Gross profit on total revenue in the year ended March 31, 2017 was $11.4 million, an increase of 28% when compared with $8.9 million in the year ended March 31, 2016. The increase was mainly attributable to greater gross profit on product sales and a $1.6 million increase in other revenues. Gross profit on product sales, which excludes other revenues, in the year ended March 31, 2017 was $9.3 million, an increase of 11% when compared with $8.4 million in the year ended March 31, 2016. The improvement in gross profit on product sales was mainly attributable to the positive impact of greater sales volumes and better pricing on sales to existing OEM customers, offset by higher levels of waste in our manufacturing operations.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 51% for the year ended March 31, 2017, compared with 48% for the year ended March 31, 2016. Gross margin on product sales, which excludes other revenues, was 46% for the year ended March 31, 2017, compared with 46% for the year ended March 31, 2016.

Sales and marketing expenses

Sales and marketing expense increased by 84% to $5.7 million for the year ended March 31, 2017, compared with $3.1 million for the year ended March 31, 2016. As a percentage of revenue, sales and marketing expenses were 25% for the year ended March 31, 2017 compared with 17% for the year ended March 31, 2016. The growth in sales and marketing expenses in the year ended March 31, 2017 was mainly attributable to the MosaiQ commercial team, which was established in April 2016. In addition, as described below under “General and administrative expenses”, a number of roles have evolved from general administration, management and planning to the performance of more focused commercial activities.  As such, the associated personnel costs and related expenses are now categorized as sales and marketing expenses.

Research and development expenses

	Year ended March 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$55,610	250%	$26,624	144%	$28,986	109%
Other research and development	1,858	8%	2,556	14%	(698)	-27%
Tax credits	(404)	-2%	(399)	-2%	(5)	1%
Total research and development expenses	$57,064	257%	$28,781	155%	$28,283	98%

Research and development expenses increased by $28.3 million to $57.1 million for the year ended March 31, 2017, compared with $28.8 million for the year ended March 31, 2016. As a percentage of total revenue, research and development expenses increased to 257% for the year ended March 31, 2017, compared with 155% for the year ended March 31, 2016. This reflected incremental costs associated with the commercial scale-up of MosaiQ, including initial production costs, which are currently expensed as research and development. We started to depreciate the main MosaiQ manufacturing equipment in April 2016 and depreciation expense included in research and development amounted to $9.0 million compared with $2.5 million in the year ended March 31, 2016. Research and development expenses for the year ended March 31, 2017 also included a $2.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ. There was no equivalent license expense in the year ended March 31, 2016. In addition, as described below under “General and administrative expenses”, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production activities.  As such, the associated personnel costs and related expenses are now categorized as research and development expenses

Tax credits amounted to $0.4 million in both the year ended March 31, 2017 and the year ended March 31, 2016.

General and administrative expenses

General and administrative expenses were $22.7 million for the year ended March 31, 2017, compared with $26.1 million for the year ended March 31, 2016. Greater personnel-related costs, increased facility rental charges and increased corporate costs were offset by the effect of changes in the primary activities of certain MosaiQ managerial and support personnel over the last year. Specifically, a number of roles have evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities.  As such, the associated personnel and related expenses are now categorized as research and development or sales and marketing. We recognized $4.2 million of stock compensation expense in the year ended March 31, 2017 compared with $2.0 million in the year ended March 31, 2016. As a percentage of total revenue, general and administrative expenses decreased to 102% for the year ended March 31, 2017, compared with 141% for the year ended March 31, 2016.

Other income (expense)

Net interest expense was $9.9 million for the year ended March 31, 2017, compared with $4.2 million for the year ended March 31, 2016. Interest expense in the year ended March 31, 2017 included $4.6 million of interest charges on the Secured Notes for the period from October 14, 2016 to March 31, 2017. Interest expense in the year ended March 31, 2017 also included interest charges of $1.4 million on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $30.0 million from April 1, 2016 to October 14, 2016 and were then repaid from the proceeds of issue of the Secured Notes. Interest expense in the year ended March 31, 2016 included interest charges of $2.2 million on our borrowings from MidCap, which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). During the year ended March 31, 2016, borrowings from MidCap from April 1, 2015 to July 1, 2015 were $15.0 million, then decreased to $14.5 million from July 1, 2015 to August 3, 2015 as a result of scheduled principal amortization and then increased to $30.0 million as a result of an increase in our credit facility. Interest expense in the years ended March 31, 2017 and March 31, 2016 included amortization of deferred debt issue costs of $2.7 million and $0.9 million, respectively. In the year ended March 31, 2017, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. In each of the years ended March 31, 2017 and March 31, 2016, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015.

Other expense for the year ended March 31, 2017 included $4.0 million of deferred debt costs related to our borrowings from MidCap, which were expensed on repayment of the MidCap borrowings, offset by $2.9 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Other income for the year ended March 31, 2016 included income of $15.9 million related to the change in the fair value of the warrants issued at the time of our initial public offering and foreign exchange gains of $4.1 million arising on monetary assets and liabilities denominated in foreign currencies offset by $0.6 million of previously deferred fees that were expensed as a result of the expansion of our previous MidCap facility in August 2015.

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

Gross profit on total revenue in the year ended March 31, 2016 was $8.9 million, an increase of 3% when compared with $8.6 million in the year ended March 31, 2015. The increase was mainly attributable to greater gross profit on product sales, which offset a $0.3 million decrease in other revenues. Gross profit on product sales, which excludes other revenues, in the year ended March 31, 2016 was $8.4 million, an increase of 5% when compared with $7.9 million in the year ended March 31, 2015. The gross profit on product sales improvement was mainly attributable to the positive impact of greater sales volumes and better pricing on sales to existing OEM customers, offset by the negative impact of foreign exchange rate movements.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 48% for the year ended March 31, 2016, compared with 47% for the year ended March 31, 2015. Gross margin on product sales, which excludes other revenues, increased to 46% for the year ended March 31, 2016, compared with 45% for the year ended March 31, 2015.

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

Research and development expenses

	Years ended March 31,
	2016		2015		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$26,624	144%	$17,661	96%	$8,963	51%
Other research and development	2,556	14%	2,058	11%	498	24%
Tax credits and grants	(399)	-2%	(503)	-3%	104	-21%
Total research and development expenses	$28,781	155%	$19,216	104%	$9,565	50%

Research and development expenses increased by $9.6 million to $28.8 million for the year ended March 31, 2016, compared with $19.2 million for the year ended March 31, 2015. As a percentage of total revenue, research and development expenses increased to 155% for the year ended March 31, 2016, compared with 104% for the year ended March 31, 2015. This reflected incremental costs associated with the commercial scale-up of MosaiQ, including initial production costs, which are currently expensed as research and development, as well as development activities associated with new conventional reagent product introductions. Research and development expenses for the year ended March 31, 2015 also included a $1.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ.

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

Other income (expense)

Net interest expense was $4.2 million for the year ended March 31, 2016, compared with $2.3 million for the year ended March 31, 2015. Interest expense in the years ended March 31, 2016 and March 31, 21015 included interest charges on our borrowings from MidCap which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Borrowings from MidCap amounted to $15.0 million during the year ended March 31, 2015. During the year ended March 31, 2016, borrowings from MidCap from April 1, 2015 to July 1, 2015 were $15.0 million, then decreased to $14.5 million from July 1, 2015 to August 3, 2015 as a result of scheduled principal amortization and then increased to $30.0 million as a result of the increase in our credit facility. In the year ended March 31, 2016, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015, compared with $0.2 million of such dividends in the year ended March 31, 2015 and $1.5 million of amortization of deferred funding costs compared with $0.8 million of amortization of deferred funding costs in the year ended March 31, 2015.

Other income for the year ended March 31, 2016 included income of $15.9 million related to the change in the fair value of the warrants issued at the time of our initial public offering and foreign exchange gains of $4.1 million arising on monetary assets and liabilities denominated in foreign currencies offset by $0.6 million of previously deferred fees that were expensed as a result of the expansion of our previous MidCap facility in August 2015.

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

	2017	2016				2015
	Mar 31	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30
	(in thousands, except percentages)
Revenue:
Product sales	$4,726	$4,841	$4,844	$5,717	$4,545	$4,354	$4,273	$4,850
Other revenues	800	—	1,300	—	500	—	—	—
Total revenue	5,526	4,841	6,144	5,717	5,045	4,354	4,273	4,850
Cost of revenue	(2,390)	(2,602)	(2,761)	(3,091)	(2,558)	(2,225)	(2,124)	(2,751)
Gross profit	3,136	2,239	3,383	2,626	2,487	2,129	2,149	2,099
Operating expenses:
Sales and marketing	(1,294)	(1,836)	(1,273)	(1,257)	(723)	(918)	(774)	(658)
Research and development	(13,585)	(17,183)	(14,495)	(11,801)	(6,659)	(6,931)	(8,381)	(6,810)
General and administrative	(5,996)	(5,650)	(5,126)	(5,946)	(7,950)	(7,059)	(5,965)	(5,124)
Total operating expenses	(20,875)	(24,669)	(20,894)	(19,004)	(15,332)	(14,908)	(15,120)	(12,592)
Operating profit (loss)	(17,739)	(22,430)	(17,511)	(16,378)	(12,845)	(12,779)	(12,971)	(10,493)
Other income (expense):
Interest expense, net	(3,351)	(4,168)	(1,213)	(1,171)	(1,159)	(1,134)	(1,061)	(797)
Other, net	781	(4,568)	1,366	1,314	4,491	4,135	9,599	1,136
Total other income (expense), net	(2,570)	(8,736)	153	143	3,332	3,001	8,538	339
Loss before income taxes	(20,309)	(31,166)	(17,358)	(16,235)	(9,513)	(9,778)	(4,433)	(10,154)
Provision for income taxes	—	—	—	—	—	—	—	—
Net loss	$(20,309)	$(31,166)	$(17,358)	$(16,235)	$(9,513)	$(9,778)	$(4,433)	$(10,154)
% of Product Sales from Standing Purchase Orders	81%	75%	73%	76%	77%	71%	71%	74%
Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2017 and in fiscal 2016, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project and milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2017, we had an accumulated deficit of $193.3 million. During the year ended March 31, 2017, we incurred a net loss of $85.1 million and used $56.2 million of cash for operating activities. During the year ended March 31, 2016, we had a net loss of $33.9 million and used $47.0 million of cash for operating activities. We incurred a net loss of $59.1 million and used $26.6 million of cash for operating activities during the year ended March 31, 2015. As described under results of operations, the increase in our use of cash during the years ended March 31, 2017 and March 31, 2016 was primarily attributable to our investment in the development of MosaiQ and increased corporate costs, including costs related to being a public company.

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

On November 25, 2014, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of 2,000,000 newly issued ordinary shares at a price of $9.50 per share and 850,000 newly issued pre-funded warrants at a price of $9.49 per warrant, amounting to an aggregate subscription price of approximately $27.1 million. Each pre-funded warrant permitted the holder to subscribe for one new ordinary share at an exercise price of $0.01 per pre-funded warrant. The proceeds of this placement were $27.1 million before costs and $24.7 million net of costs.  On July 19, 2016, we issued 850,000 ordinary shares as a result of the exercise of these pre-funded warrants.

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

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture with U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our previous secured term loan facility with MidCap which amounted to $33.5 million including fees and expenses.

From our incorporation in 2012 to March 31, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and we have raised $132.8 million of gross proceeds from public offerings of our ordinary shares and warrants. As of March 31, 2017, we had cash and cash equivalents and short-term investments of $20.8 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million net of underwriting discounts and other offering expenses.

12% Senior Secured Notes Due 2023

As described above, on October 14, 2016 we completed the private placement of up to $120 million aggregate principal amount of the Secured Notes. Our obligations under the Secured Notes and the related indenture are unconditionally guaranteed on a secured basis by the guarantors, which include all our subsidiaries, and the indenture contains customary events of default. We must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. We paid $5 million of the net proceeds into the cash reserve account maintained with the collateral agent under the terms of the indenture.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2019, we will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule.

In connection with the offering on October 14, 2016, we entered into royalty rights agreements, pursuant to which we sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ Instruments and MosaiQ Microarrays made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that we enter into a contract for the sale of MosaiQ Instruments or MosaiQ Microarrays in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs.

Using the proceeds of the Secured Notes issued on October 14, 2016, we repaid in full on that day our borrowings under our previous secured term loan facility with MidCap, which amounted to $33.5 million including fees and expenses.

MidCap Secured Term Loan Facility

On December 6, 2013, we entered into a secured term loan facility with MidCap under which MidCap advanced $15.0 million to our U.S. subsidiary. The term loan bore interest at LIBOR + 6.7% (with a LIBOR floor of 2.00%). Interest was payable monthly in arrears and principal was repayable commencing on July 1, 2015 in 30 monthly installments. The loan was secured by all of our assets, including the equity of all our subsidiaries. Under the terms of the agreement, we granted MidCap a warrant to purchase 200,000 C preference shares at an exercise price of $3.00 per share. This warrant was converted into a warrant to purchase 64,000 ordinary shares at $9.38 per share immediately prior to the completion of our initial public offering in April 2014. We used $3.0 million of the proceeds of this facility to repay previous borrowings and the balance was available for general working capital purposes, including ongoing investment in MosaiQ.

On August 3, 2015, we entered into an amended agreement with MidCap to expand the existing secured term loan facility from $15 million to $30 million.  MidCap also agreed to make available additional credit facilities totaling $20.0 million.  As a result of the expansion of the facility, we received net proceeds in the aggregate amount of $14.8 million.

The initial secured loan of $30.0 million had a term of 48 months with interest only payments for the first 18 months and straight-line amortization of principal for the remaining 30 months.  Interest on the outstanding balance of the term credit facility was payable monthly in arrears at an annual rate of one-month LIBOR plus 6.7% subject to a LIBOR floor of 2.0%.  The loan was secured by all of our assets, including the equity of all of our subsidiaries.

Pursuant to the amended agreement, on August 3, 2015, we issued to MidCap a warrant to purchase 111,525 ordinary shares at an exercise price of $16.14 per ordinary share.  This warrant is exercisable for a term of ten years and contains cashless exercise provisions and customary, share-based anti-dilution protection provisions. MidCap subsequently transferred to certain additional lenders under the facility certain of the purchase rights represented by this warrant, and we and the lenders entered into new warrants in connection with such transfers.

Using the proceeds of the Secured Notes issued on October 14, 2016, we repaid in full on that day our borrowings under the secured term loan facility with MidCap, which amounted to $33.5 million including fees and expenses.

Cash Flows for the Years Ended March 31, 2017 and 2016

Operating activities

Net cash used in operating activities was $56.2 million during the year ended March 31, 2017, which included net losses of $85.1 million and non-cash items of $21.7 million. Non-cash items were depreciation and amortization expense of $9.5 million, share-based compensation expense of $4.2 million, Swiss pension costs of $0.6 million, amortization of deferred debt issue costs of $6.8 million and accrued preference share dividends of $1.1 million, offset by amortization of lease incentives of $0.4 million. We also experienced a net cash inflow of $7.2 million from changes in operating assets and liabilities during the period, consisting primarily a $10.0 million increase in accounts payable and accrued liabilities and a $0.8 million increase in accrued compensation and benefits offset by a $1.8 million increase in inventories, a $0.6 million increase in accounts receivable and a $1.2 million increase in other assets.

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

Investing activities

Net cash used in investing activities was $36.3 million and $29.0 million for the years ended March 31, 2017 and 2016, respectively. We invested $16.0 million in a short-term money market fund in the year ended March 31, 2017. Purchases of property and equipment in the year ended March 31, 2017 were $20.2 million and included $4.3 million related to the MosaiQ project and $15.9 million related to our conventional reagent business, $15.2 million of which related to the construction of our new manufacturing facility in Scotland. In the year ended March 31, 2017, we also invested $0.1 million on new product licenses within our conventional reagent operations. Purchases of property and equipment in the year ended March 31, 2016 were $28.9 million and included $24.5 million related to the MosaiQ project and $4.4 million related to our conventional reagent business. We also invested $0.1 million on new product licenses within our conventional reagent operations in the year ended March 31, 2016.

Financing activities

Net cash provided by financing activities was $56.5 million during the year ended March 31, 2017, consisting primarily of net proceeds of $16.4 million from the August 2016 public offering of ordinary shares, $0.3 million from the issue of other ordinary shares and $45.0 million of proceeds from new debt net of issue costs and repayment of our previous MidCap facility, offset by $5.0 million paid into a cash reserve account maintained with the collateral agent for the Secured Notes and $0.1 million of repayments on finance leases.

Net cash provided by financing activities was $85.6 million during the year ended March 31, 2016, consisting primarily of net proceeds of $36.8 million from the February 2016 public offering of ordinary shares and net proceeds of $34.5 million from the exercise of warrants issued at the time of our initial public offering and incentive share options. We also received $14.3 million from the expansion of our previous MidCap facility in August 2015.

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

Investing activities

Net cash used in investing activities was $29.0 million and $24.0 million for the years ended March 31, 2016 and 2015, respectively. Purchases of property and equipment in the year ended March 31, 2016 were $28.9 million and included $24.5 million related to the MosaiQ project and $4.4 million related to our conventional reagent business. We also invested $0.1 million on new product licenses within our conventional reagent operations. Purchases of property and equipment in the year ended March 31, 2015 included $23.4 million related to the MosaiQ project and $0.5 million related to our conventional reagent business. We also invested $0.2 million on new product licenses within our conventional reagent operations in the year ended March 31, 2015.

Financing activities

Net cash provided by financing activities was $85.6 million during the year ended March 31, 2016, consisting primarily of net proceeds of $36.8 million from the February 2016 public offering of ordinary shares and net proceeds of $34.5 million from the exercise of warrants issued at the time of our initial public offering and incentive share options. We also received $14.3 million from the expansion of our previous MidCap facility in August 2015.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ, we expect our operating expenses during the year ended March 31, 2018 to be similar to those of the year ended March 31, 2017, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2017, we had cash and cash equivalents and short-term investments of $20.8 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share resulting in proceeds of $45.2 million net of underwriting discounts and other offering expenses.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	Ortho’s progress in commercializing MosaiQ for the patient testing market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

We expect to fund our operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under the Ortho Agreement and the sale and leaseback of our Biocampus facility in Edinburgh, Scotland. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our Secured Notes and related royalty rights agreements, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2017.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
12% Senior Secured Notes due 2023	$84,000	$—	$13,440	$31,080	$39,480
Interest on 12% Senior Secured Notes	50,249	10,080	19,757	14,314	6,098
Royalty rights agreements with note purchasers	40,448	—	1,946	10,992	27,510
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	4,200	—	4,200	—	—
Operating and capital leases	7,044	3,818	3,208	18	—
STRATEC Biomedical development agreement (2)	754	754	—	—	—
STRATEC Biomedical manufacturing agreement (3)	55,295	2,074	29,444	23,777	—
SCHOTT supply agreement (4)	1,594	1,594	—	—	—
MW High Tech Projects construction contract (5)	13,057	13,057	—	—	—
Other	11,498	11,498	—	—	—
Total contractual obligations	$283,139	$42,875	$86,995	$80,181	$73,088

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2019, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a development agreement with STRATEC Biomedical AG, or STRATEC, in connection with the development of the MosaiQ Instrument. STRATEC’s fees under this agreement will total in aggregate $14.0 million (€13.1 million) using March 31, 2017 exchange rates, of which $13.2 million (€12.4 million) of expense was incurred prior to March 31, 2017. For a description of our development agreement with STRATEC, see “Business—MosaiQ Manufacturing and Supply—STRATEC Biomedical AG”.

(3)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period starting after completion of the sixth development milestone. The total purchase obligation under this agreement is $55.3 million (€51.8 million) using March 31, 2017 exchange rates.

(4)

We have entered into a supply agreement with SCHOTT Technical Glass Solutions GmbH, or SCHOTT, pursuant to which we will purchase minimum quantities of coated glass in connection with the development or manufacture of the MosaiQ Microarrays through December 2017. The total purchase obligation remaining at March 31, 2017 under this agreement is $1.6 million (€1.5 million) using March 31, 2017 exchange rates.

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

Royalty Liability

The royalty rights agreements entered into in connection with the issue of the Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Secured Notes.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  The new standard is effective for public entities for fiscal years beginning after 15 December 2017 and for interim periods therein. We have undertaken an initial assessment of the impact that adoption of this standard will have on future financial statements and we do not believe that it will have any significant effect.

The FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard could have significant implications for the accounting for our operating leases. The new standard will not be mandatory until our fiscal year ending March 31, 2020 and we are currently considering its implications.

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

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates as it impacts our interest income.

Cash, cash equivalents and cash reserve account. At March 31, 2017, we had cash and cash equivalents of $4.8 million and we also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior Secured Notes. At March 31, 2017, we had term debt of $84.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and the U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2017, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.3 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.3 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2017, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.1 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.1 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2017, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $16.3 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2018 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.5 million in the year ending March 31, 2018 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2018. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.5 million over the same period.

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

Index to financial statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of March 31, 2017 and 2016	64
Consolidated Statements of Comprehensive Loss for the years ended March 31, 2017, 2016 and 2015	65
Consolidated Statements of Redeemable Convertible Preference Shares and changes in Shareholders’ Equity (Deficit) for the years ended March 31, 2017, 2016 and 2015	66
Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015	67
Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Quotient Limited

We have audited the accompanying consolidated balance sheets of Quotient Limited as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, redeemable convertible preference shares and changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Limited at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Belfast, United Kingdom

May 25, 2017

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,754	$44,100
Short-term investments	16,057	—
Trade accounts receivable, net	2,556	2,269
Inventories	13,636	12,584
Prepaid expenses and other current assets	3,629	2,780
Total current assets	40,632	61,733
Cash reserve account	5,040	—
Property and equipment, net	63,530	57,115
Intangible assets, net	769	902
Total assets	$109,971	$119,750
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,782	$7,286
Accrued compensation and benefits	3,641	3,294
Accrued expenses and other current liabilities	13,509	9,180
Current portion of long-term debt	—	1,000
Current portion of lease incentive	422	439
Current portion of capital lease obligation	1,374	152
Total current liabilities	29,728	21,351
Long-term debt, less current portion	80,704	27,910
Lease incentive, less current portion	844	1,316
Capital lease obligation, less current portion	174	1,723
Defined benefit pension plan obligation	5,337	4,502
7% Cumulative redeemable preference shares	17,275	16,225
Total liabilities	134,062	73,027
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 29,567,698 and 25,408,950 issued and outstanding at March 31, 2017 and March 31, 2016 respectively	172,617	155,914
Additional paid in capital	15,885	11,664
Accumulated other comprehensive loss	(19,292)	(12,623)
Accumulated deficit	(193,301)	(108,232)
Total shareholders' equity (deficit)	(24,091)	46,723
Total liabilities and shareholders' equity (deficit)	$109,971	$119,750

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2017	2016	2015
Revenue:
Product sales	$20,127	$18,022	$17,658
Other revenues	2,100	500	750
Total revenue	22,227	18,522	18,408
Cost of revenue	(10,844)	(9,658)	(9,763)
Gross profit	11,383	8,864	8,645
Operating expenses:
Sales and marketing	(5,660)	(3,073)	(2,750)
Research and development, net of government grants	(57,064)	(28,781)	(19,216)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,221)	(2,004)	(1,138)
Other general and administrative expenses	(18,497)	(24,094)	(15,255)
Total general and administrative expense	(22,718)	(26,098)	(16,393)
Total operating expense	(85,442)	(57,952)	(38,359)
Operating loss	(74,059)	(49,088)	(29,714)
Other income (expense):
Interest expense, net	(9,903)	(4,151)	(2,315)
Change in financial liability for share warrants	—	15,857	(22,966)
Other, net	(1,107)	3,504	(4,064)
Other income (expense), net	(11,010)	15,210	(29,345)
Loss before income taxes	(85,069)	(33,878)	(59,059)
Provision for income taxes	—	—	—
Net loss	$(85,069)	$(33,878)	$(59,059)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(63)	$9	$(293)
Unrealized gain on short-term investments	19	—	—
Foreign currency gain (loss)	(6,215)	(3,028)	(5,114)
Provision for pension benefit obligation	(410)	(4,502)	—
Other comprehensive loss, net	(6,669)	(7,521)	(5,407)
Comprehensive loss	$(91,738)	$(41,399)	$(64,466)
Net loss available to ordinary shareholders - basic and diluted	$(85,069)	$(33,878)	$(59,059)
Loss per share - basic and diluted	$(3.02)	$(1.73)	$(4.00)
Weighted-average shares outstanding - basic and diluted	28,145,472	19,558,152	14,773,386

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERENCE SHARES AND CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Redeemable Convertible Preference Shares		Ordinary shares		Additional paid in (Distribution in excess of)	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity ( Deficit)
March 31, 2014	28,232,528	$30,763	342,142	$247	$(16,793)	$305	$(15,295)	$(31,536)
Conversion of shares	(28,232,528)	(30,763)	9,034,405	30,866	421	—	—	31,287
Issue of shares, net of issue costs of $10,847	—	—	7,444,445	52,561	—	—	—	52,561
Issue of pre-funded warrants	—	—	—	—	8,067	—	—	8,067
Issue of shares upon exercise of incentive share options	—	—	137,478	304	—	—	—	304
Issue of shares upon exercise of warrants	—	—	62,104	547	483	—	—	1,030
Net loss	—	—	—	—	—	—	(59,059)	(59,059)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	(293)	—	(293)
Foreign currency translation loss	—	—	—	—	—	(5,114)	—	(5,114)
Other comprehensive loss	—	—	—	—	—	(5,407)	—	(5,407)
Stock-based compensation	—	—	—	—	1,138	—	—	1,138
March 31, 2015	—	$—	17,020,574	$84,525	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares, net of issue costs of $3,165	—	—	4,444,445	36,835	—	—	—	36,835
Issue of shares upon exercise of incentive share options	—	—	21,212	41	—	—	—	41
Issue of shares upon exercise of warrants	—	—	3,922,719	34,513	15,154	—	—	49,667
Issue of warrants	—	—	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	—	—	(33,878)	(33,878)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	9	—	9
Foreign currency translation loss	—	—	—	—	—	(3,028)	—	(3,028)
Provision for pension benefit obligation	—	—	—	—	—	(4,502)	—	(4,502)
Other comprehensive loss	—	—	—	—	—	(7,521)	—	(7,521)
Stock-based compensation	—	—	—	—	2,004	—	—	2,004
March 31, 2016	—	$—	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of shares, net of issue costs of $1,348	—	—	3,270,000	16,682	—	—	—	16,682
Exercise of pre-funded warrants	—	—	850,000	9	—	—	—	9
Issue of shares upon exercise of incentive share options and vesting of RSUs	—	—	38,748	12	—	—	—	12
Net loss	—	—	—	—	—	—	(85,069)	(85,069)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	(63)	—	(63)
Unrealized gain on short-term investments	—	—	—	—	—	19	—	19
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	6,747	—	6,747
Retranslation of foreign entities	—	—	—	—	—	(12,962)	—	(12,962)
Provision for pension benefit obligation	—	—	—	—	—	(410)	—	(410)
Other comprehensive loss	—	—	—	—	—	(6,669)	—	(6,669)
Stock-based compensation	—	—	—	—	4,221	—	—	4,221
March 31, 2017	—	$—	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(85,069)	$(33,878)	$(59,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	9,461	2,945	1,676
Share-based compensation	4,221	2,004	1,138
Amortization of lease incentive	(428)	(434)	(443)
Swiss pension obligation	616	—	—
Amortization of deferred debt issue costs	6,774	1,472	776
Accrued preference share dividends	1,050	1,050	175
Change in financial liability for share warrants	—	(15,857)	22,966
Net change in assets and liabilities:
Trade accounts receivable, net	(584)	(519)	362
Inventories	(1,766)	(8,126)	(552)
Accounts payable and accrued liabilities	9,960	955	7,358
Accrued compensation and benefits	778	812	772
Other assets	(1,213)	2,603	(1,760)
Net cash used in operating activities	(56,200)	(46,973)	(26,591)
INVESTING ACTIVITIES:
Increase in short-term investments	(30,009)	—	—
Realization of short-term investments	13,971	—	—
Purchase of property and equipment	(20,155)	(28,906)	(23,854)
Purchase of intangible assets	(71)	(71)	(188)
Net cash used in investing activities	(36,264)	(28,977)	(24,042)
FINANCING ACTIVITIES:
Proceeds from (repayment of) finance leases	(141)	(39)	195
Proceeds from drawdown of new debt	84,000	15,500	—
Repayment of debt	(33,450)	(500)	—
Debt issue costs	(5,530)	(703)	—
Increase in cash reserve account	(5,040)	—	—
Proceeds from issuance of preference shares	—	—	15,000
Proceeds from issuance of ordinary shares	16,703	71,390	69,879
Net cash generated from financing activities	56,542	85,648	85,074
Effect of exchange rate fluctuations on cash and cash equivalents	(3,424)	(3,123)	(4,108)
Change in cash and cash equivalents	(39,346)	6,575	30,333
Beginning cash and cash equivalents	44,100	37,525	7,192
Ending cash and cash equivalents	$4,754	$44,100	$37,525
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$1,702	$2,164	$1,364

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

On January 29, 2015, the Company entered into a distribution and supply agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”) for an initial term of 20 years. Pursuant to this agreement, Ortho will exclusively commercialize MosaiQ for the global patient testing market, as well as the donor testing market in territories other than those in which the Company will commercialize MosaiQ. Ortho has agreed to pay the Company one time payments upon the achievement of certain milestones totaling in the aggregate $59 million and reimburse the Company for the cost of goods sold incurred for MosaiQ Instruments and associated replacement parts sold to Ortho, as well as the cost of ancillary products sold to Ortho (other than quality control products), plus 10% of such ancillary product costs. A transfer price mechanism for MosaiQ Microarrays sold to Ortho has also been established, which will increase based on agreed-upon revenue milestones. The Company also entered into a subscription agreement with Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho, for the private placement of 444,445 newly issued ordinary shares at a price of $22.50 per share and 666,665 newly issued 7% cumulative redeemable preference shares, of no par value, of the Company at a price of $22.50 per share, for an aggregate subscription price of approximately $25 million.

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

On August 3, 2016, the Company completed a public offering of 3,220,000 newly issued ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of 12% senior secured notes due 2023 (the “Secured Notes”) and entered into an indenture with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, it will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. The Company paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture and also used a portion of these net proceeds to repay all outstanding obligations under the secured term loan facility with MidCap Financial Trust which amounted to $33.5 million including fees and expenses.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $193.3 million as of March 31, 2017. At March 31, 2017, the Company had available cash holdings and short-term investments of $20.8 million. On April 10, 2017, the Company completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million, net of underwriting discounts and other offering expenses. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under the Company's distribution and supply agreement with Ortho related to MosaiQ and the sale and leaseback of the Company's Biocampus facility in Edinburgh, Scotland. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain (loss) as part of other income or expenses in the Consolidated Statements of Comprehensive Loss. Adjustments resulting from translating the financial statements of all foreign subsidiaries into U.S. dollars are reported as a separate component of accumulated other comprehensive loss and changes in shareholders’ deficit. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at rates approximating the weighted average rates during the period. The translation effects of inter-company loans designated as long term net investments in subsidiaries are included in accumulated other comprehensive loss.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2017 and 2016, all cash and cash equivalents comprised cash balances held with the banks used by the Company and its subsidiaries. At March 31, 2017 and March 31, 2016, the Company held $305 and $317 respectively in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary and at March 31, 2017, the Company held $5.0 million in a cash reserve account pursuant to the indenture governing the Secured Notes. The cash reserve account is classified as a long- term asset as the indenture requires it to be maintained while the Secured Notes remain outstanding.

Short-term Investments

Short-term investments represent investments in a money-market fund which is valued daily and which has no minimum notice period for withdrawals. The fund is invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency. The Company records the value of its investment in the fund based on the quoted value of the fund at the balance sheet date. Unrealized gains or losses are recorded in accumulated other comprehensive loss and are transferred to the statement of comprehensive loss when they are realized.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2017 and 2016 was $103 and $126, respectively.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting of foreign exchange contracts and short-term investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the foreign exchange contracts consist of large financial institutions of high credit standing. The short-term investments are invested in a fund which is invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency.

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2017 and March 31, 2016.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2017 or March 31, 2016. This customer represented 59% and 58% of the accounts receivable balances, as of March 31, 2017 and March 31, 2016, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2017, 2016 and 2015. This customer represented 60%, 57% and 55% of total product sales for the fiscal years March 31, 2017, 2016 and 2015, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2017 and 2016.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended 2017, 2016 and 2015, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2017, 2016 or 2015.

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

Pursuant to the Umbrella Supply Agreement with Ortho, in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. Under the terms of the amended product attachment, the Company is entitled to receive a milestone payment of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms, milestone payments totaling $1,400 upon the receipt of FDA approval of the rare antisera products and a milestone payment of $1,500 upon the updating of the FDA approval to cover use of the products on Ortho’s automation platforms. A milestone of $650 payable when Ortho first ordered $250 of the rare antisera products covered by the product attachment was recognized during the year ended March 31, 2015 and the Company recognized $500 of revenue, which related to the achievement of CE-mark approval of the products on Ortho’s automation platform during the fiscal year ended March 31, 2016. During the year ended March 31, 2017, the Company recognized the milestone of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms and $800 related to the receipt of FDA approval of certain of the rare antisera products.

In January 2015, the Company entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. Under the terms of this agreement, the Company is entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the projects that the development work would be successful, these milestones are substantive and should be accounted for under the milestone method of revenue recognition.

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

Share Warrant Liability

The Company has two classes of freestanding warrants to purchase ordinary shares outstanding: (i) warrants issued in December 2013, and (ii) warrants issued in August 2015. These warrants do not contain any obligation to transfer value and, as such, the issue of these warrants has been recorded in permanent equity.

The Company also issued warrants to purchase ordinary shares at the time of its initial public offering.  These warrants were recorded as a liability because the underlying terms of the warrants contained provisions that may have obligated the Company to transfer value in certain circumstances. The warrants were recorded at fair value upon issuance and were subject to re-measurement to fair value at each balance sheet date, with any change in fair value recognized as component of other income (expense), net on the Consolidated Statements of Comprehensive Loss. These warrants expired on October 26, 2015 and were either exercised prior to that date or expired on that date.  As a result, at March 31, 2017 and March 31, 2016, there was no longer any liability related to these warrants.

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

The Company considers its most current forecast in determining the level of foreign currency denominated revenue to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive loss to the consolidated statement of comprehensive loss at that time.

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

Debt Issuance Costs and Royalty Rights

The Company follows the requirements of Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset.

The royalty rights agreements entered into with subscribers to the issue of the Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  The new standard is effective for public entities for fiscal years beginning after 15 December 2017 and for interim periods therein. The Company has undertaken an initial assessment of the impact that adoption of this standard will have on future financial statements and does not believe that it will have any significant effect.

The FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard could have significant implications for the accounting for the Company’s operating leases. The new standard will not be mandatory until the fiscal year ending March 31, 2020 and the Company is currently considering its implications.

Note 2. Intangible Assets

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,458	$(2,458)	$—	—
Brands associated with acquired cell lines	507	(121)	386	30.4 years
Product licenses	716	(333)	383	5.4 years
Other intangibles	160	(160)	—	—
Total	$3,841	$(3,072)	$769	17.9 years

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,829	$(2,829)	$—	—
Brands associated with acquired cell lines	583	(125)	458	31.4 years
Product licenses	748	(304)	444	5.9 years
Other intangibles	184	(184)	—	—
Total	$4,344	$(3,442)	$902	18.9 years

Amortization expense was $73, $89, and $99 in financial years 2017, 2016, and 2015, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2017, is estimated as follows:

2018	$84
2019	84
2020	84
2021	84
2022	84
Thereafter	349
Total	$769

Note 3. Debt

Long-term debt comprises:

	March 31, 2017	March 31, 2016
Total debt	$84,000	$30,000
Less current portion	—	(1,000)
Long-term debt	$84,000	$29,000
Fee due on final repayment of facility	—	1,350
Deferred debt costs, net of amortization	(3,296)	(1,534)
Fair value of associated share warrant, net of amortization	—	(906)
	$80,704	$27,910

The Company’s debt at March 31, 2017 comprises the 12% Senior Secured Notes due 2023 issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, the Company will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The Company paid $5 million of the net proceeds into the cash reserve account maintained with the collateral agent under the terms of the indenture.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2019, the Company will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule.

In connection with the offering on October 14, 2016, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ Instruments and MosaiQ Microarrays made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ Instruments or MosaiQ Microarrays in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, currently estimated at $40.4 million, have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

The Company’s debt on March 31, 2016 comprised $30 million drawn down under a secured credit facility agreement with MidCap Financial Trust. The facility bore interest at LIBOR plus 6.7%. The LIBOR rate applicable was the higher of the actual market rate from time to time or 2.0%. Using the proceeds of the Secured Notes issued on October 14, 2016, the Company repaid in full on that day its borrowings under the secured credit facility with MidCap Financial Trust, which amounted to $33.5 million including fees and expenses.

The outstanding debt at March 31, 2017 falls due for repayment as follows:

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,981	$—	$7,981
Short-term investments (2)	16,057	—	—	16,057
Total assets measured at fair value	$16,057	$7,981	$—	$24,038

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (3)	$—	$252	$—	$252
Total liabilities measured at fair value	$—	$252	$—	$252

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$4,455	$—	$4,455
Total assets measured at fair value	$—	$4,455	$—	$4,455

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$190	$—	$190
Total liabilities measured at fair value	$—	$190	$—	$190

(1)	The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund.
(2)

The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date.  See Note 1, “Summary of Significant Accounting Policies – Short-term Investments”.

(3)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2017	March 31, 2016
Raw materials	$8,993	$8,693
Work in progress	3,260	2,266
Finished goods	1,383	1,625
Total inventories	$13,636	$12,584

Inventory at March 31, 2017, included $7,659 of raw materials and $1,415 of work in progress related to the MosaiQ project. Inventory at March 31, 2016, included $7,099 of raw materials related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2017	March 31, 2016
Land	$1,286	$1,480
Plant and equipment	44,797	42,375
Leasehold improvements	32,343	19,440
Total property and equipment	78,426	63,295
Less: accumulated depreciation	(14,896)	(6,180)
Total property and equipment, net	$63,530	$57,115

Plant and equipment at March 31, 2016 included $26,973 of payments on account related to equipment being developed for use at the MosaiQ Microarray manufacturing facility in Switzerland. This equipment was placed into service in April 2016 and is being depreciated over an eight year life. Depreciation expenses were $9,375, $2,856 and $1,185 in financial years 2017, 2016, and 2015, respectively. In the financial year ended March 31, 2015, there was a loss on disposal of $382 related to the retirement of certain items of plant and equipment acquired as part of the lease arrangements for the MosaiQ Microarray manufacturing plant in Switzerland.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2017	March 31, 2016
Salary and related benefits	$403	$113
Accrued vacation	413	351
Accrued payroll taxes	325	830
Accrued incentive payments	2,500	2,000
Total accrued compensation and benefits	$3,641	$3,294

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2017	March 31, 2016
Accrued legal and professional fees	$449	$102
Accrued interest	4,640	225
Goods received not invoiced	932	911
Accrued capital expenditure	1,387	2,253
Accrued development expenditure	4,187	3,533
Other accrued expenses	1,914	2,156
Total accrued expenses and other current liabilities	$13,509	$9,180

Note 6. Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2021. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $2,928, $2,923 and $2,111 in financial years ended March 31, 2017, 2016 and 2015, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2017:

2018	$2,444
2019	1,662
2020	1,380
2021	10
Total minimum future lease payments	$5,496

The Company has entered into capital leases for the purchase of equipment that has a gross cost and net book value of $1,928 and $1,663, respectively as of March 31, 2017 and $2,098 and $1,930, respectively as of March 31, 2016.

The following is a schedule of future annual repayments on capital leases as of March 31, 2017:

2018	$1,374
2019	102
2020	64
2021	8
Total minimum future lease payments	$1,548

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2017:

2018	$28,977
2019	5,184
2020	24,260
2021	23,777
Total minimum future purchase obligations	$82,198

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791 for the development of MosaiQ. The total grant claimed to March 31, 2017 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and whilst the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.40 in each calendar month through June 2017, three contracts to sell $500 and purchase pounds sterling at £1:$1.2918 in each calendar month from July 2017 through September 2017 and six contracts to sell $500 in each calendar month from October 2017 through March 2018 at £1:$1.2655 as hedges of its U.S. dollar denominated revenues. The fair values of these contracts, and similar contracts in place at March 31, 2016, amounted to liabilities of $252 and $190 at March 31, 2017 and March 31, 2016, respectively.

The foreign currency forward contracts were entered into to mitigate the foreign exchange risk arising from the fluctuations in the value of U.S. dollar denominated transactions entered into by our UK subsidiary. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive loss and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the years ended March 31, 2017, March 31, 2016 or March 31, 2015 associated with ineffectiveness or forecasted transactions that failed to occur.

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

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2017	2016	2015
Revenue:
United States	$11,432	$8,879	$8,299
United Kingdom	1,003	1,437	938
France	4,733	3,376	3,419
Japan	3,141	2,836	2,685
Other foreign countries (1)	1,918	1,994	3,067
	$22,227	$18,522	$18,408

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2017	March 31, 2016
Long-lived assets:
United Kingdom	$20,925	$8,029
Switzerland	42,596	49,073
United States	9	13
	$63,530	$57,115

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the years ended March 31, 2017, March 31, 2016 and March 31, 2015, the respective amounts were a gain of $2,853, a gain of $4,120 and a gain of $1,114.

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2017	March 31, 2016	Par value
Ordinary shares	29,567,698	25,408,950	$—
Total	29,567,698	25,408,950	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
7% Cumulative Redeemable Preference shares	666,665	666,665	$25.92	$24.34
Total	666,665	666,665

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

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), including multi-year performance based restricted share units (“MRSUs”), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $4,221 in the year ended March 31, 2017, $2,004 in the year ended March 31, 2016 and $1,138 in the year ended March 31, 2015.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016. The plan provides for the issuance of share options, restricted shares, RSUs (including MRSUs) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2017. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2014	779,462	$2.92	109
Granted	605,250	8.34	120
Exercised	(137,478)	2.23	—
Forfeited	(39,116)	7.93	—
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	404,327	14.71	120
Exercised	(8,712)	4.72	—
Forfeited	(13,795)	10.25	—
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	419,682	9.12	120
Exercised	(8,483)	1.44	—
Forfeited	(52,220)	12.50	—
Outstanding — March 31, 2017	1,948,917	$8.04	90
Exercisable —March 31, 2017	1,108,959	$6.14	81

The following table summarizes the options granted in the year ended March 31, 2017 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
June 1, 2016	214,700	$11.92	$11.92	$4.86
August 10, 2016	11,250	$6.38	$6.38	$2.88
October 31, 2016	61,082	$5.73	$5.73	$2.63
November 2, 2016	3,600	$4.815	$4.815	$2.21
February 8, 2017	4,050	$6.95	$6.95	$3.31
February 9, 2017	125,000	$6.41	$6.41	$3.06

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2017, March 31, 2016 and March 31, 2015 amounted to $1,379, $2,054 and $2,108, respectively.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2017	2016	2015
Risk-free interest rate	1.98%	2.26%	2.64%
Expected lives (years)	3	3	3
Volatility	62.93%	57.38%	59.62%
Dividend yield	—	—	—
Grant date fair value (per share)	$9.12	$14.71	$8.34
Number granted	419,682	404,327	605,250

RSU and MRSU Activity

During the year ended March 31, 2015, the Company awarded 50,000 RSUs to a non-executive director upon his appointment as a director of the Company.  These vest in equal annual installments over the four year period following the date of grant. During each of the years ended March 31, 2017 and March 31, 2016, 12,500 of these RSUs vested resulting in the issuance of 12,500 ordinary shares in each year and at March 31, 2017, 25,000 of these RSUs remained outstanding.

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

During the year ended March 31, 2017, the Company awarded 142,000 MRSUs on June 1, 2016. These MRSUs will vest if the volume weighted average price of the Company’s ordinary shares exceeds $40 for a continuous twenty day period between April 1, 2018 and December 31, 2018. The Company determined the grant date fair value of the MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $4.34 per MRSU on June 1, 2016. On June 1, 2016, the Company issued 165,000 RSUs, on August 10, 2016, the Company issued an additional 50,000 RSUs and, on November 2, 2016, the Company issued a further 50,000 RSUs which, in each case, will vest if specific performance targets are met prior to December 31, 2022. The Company expects these performance targets to be met and share based compensation expense is being recognized on these awards over the period to the date when the performance targets are expected to be achieved.  In addition, on June 1, 2016, the Company issued 39,800 RSUs and on February 9, 2017, the Company issued 175,000 RSUs which, in each case vest, over a three year period from the date of grant. On September 4, 2016 the Company issued 15,226 RSUs and, on October 31, 2016, the Company issued 36,652 RSUs which, in each case, vest over a two year period from the date of grant. On February 9, 2017, the Company issue 175,000 RSUs which vest over a three year period from the date of grant.

The fair value of the Company’s ordinary shares was $6.99 per share on March 31, 2017.

As of March 31, 2017, total compensation cost related to share options and RSUs granted but not yet recognized was $6,014 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 1 year and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

No provision has been made for current or deferred income taxes in any period. The statutory tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the United States, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. All these entities have trading losses available to shelter any taxable profits and accordingly, no corporate income taxes have been provided for. A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2017	2016	2015
Income tax expense at statutory rate	$—	$—	$—
Foreign tax rate differential	(1,823)	1,106	(2,784)
Increase (decrease) in valuation allowance against deferred tax assets	1,823	(1,106)	2,784
Provision for income tax	$—	$—	$—

Significant components of deferred tax assets are as follows:

	March 31, 2017	March 31, 2016
Deferred tax assets:
Provisions and reserves	$1,053	$861
Net operating loss carry forwards	7,873	6,395
Gross deferred tax assets	$8,926	$7,256
Fixed assets basis difference	$(248)	$(401)
Gross deferred tax liabilities	$(248)	$(401)
Net deferred tax asset	$8,678	$6,855
Valuation allowance	(8,678)	(6,855)
Total accrued compensation and benefits	$—	$—

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

As of March 31, 2017, the Company has net operating loss carry forwards of approximately $85,600 and $1,035 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $6,912 will expire within five years and losses with a tax effect of $376 will expire in 2037. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2016 and there are no ongoing tax examinations in any jurisdiction.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2017, 2016 and 2015 amounted to $742, $580 and $510, respectively.

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

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715-30. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2017 and 2016, the accumulated pension obligation amounted to $13,318 and $8,957, respectively, as compared with plan assets of $7,981 and $4,455, respectively. Therefore, the net funded status was an obligation of $5,337 and $4,502, as of March 31, 2017 and March 31, 2016 respectively, which were recorded as liabilities on the consolidated balance sheets. The Swiss employee pension arrangements were in place at March 31, 2015, but given the limited number of plan members, the accounting provisions of ASC 715-30 were not applied. The effect on the financial statements of applying the provisions of ASC 715-30 as of March 31, 2015 would have resulted in a net funding obligation of $1,689 being recorded through other comprehensive income in the year ended March 31, 2015.  This amount has been recorded in other comprehensive in the year ended March 31, 2016.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2017	March 31, 2016
Pension benefit obligation, beginning of year	$8,957	$—
Service cost	1,353	479
Contributions paid by plan participants	3,483	2,354
Interest cost	39	25
Benefits paid	(694)	(267)
Plan amendment	—	(159)
Actuarial loss	591	6,526
Foreign currency translation	(411)	—
Pension benefit obligation, end of year	$13,318	$8,957

	Year ended
	March 31, 2017	March 31, 2016
Fair value of plan assets, beginning of year	$4,455	$—
Adjustment to disclosed value	—	1,824
Actual return on plan assets	71	56
Contributions paid by employer	892	487
Contributions paid by plan participants	3,483	2,354
Benefits paid	(694)	(267)
Foreign currency translation	(226)	—
Fair value of plan assets, end of year	$7,981	$4,455

Contributions paid by plan participants include $2,940 and $2,058 of payments into the scheme on new employees joining in the years ended March 31, 2017 and March 31, 2016, respectively.

	Year ended
	March 31, 2017	March 31, 2016
Pension benefit obligation, end of year	$13,318	$8,957
Fair value of plan assets, end of year	7,981	4,455
Net funding obligation, end of year	$5,337	$4,502

The assumptions used to determine the pension obligation are:

	Year ended
	March 31, 2017	March 31, 2016
Price inflation	1.00%	1.00%
Discount rate	0.80%	0.45%
Expected return on plan assets	1.40%	1.40%
Average rate of salary increase	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by Swiss Life under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with Swiss Life. The discount rate is based on bond yields at March 31, 2017 and March 31, 2016 on the Swiss bond market over a fifteen to twenty-five year period.

The net pension costs for the year comprises:

	Year ended
	March 31, 2017	March 31, 2016
Employer service cost	$1,353	$479
Interest cost	39	25
Expected return on plan assets	(61)	(25)
Amortization of prior service credit	(14)	—
Amortization of net loss	186	—
Net pension cost for the year	$1,503	$479

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2017	March 31, 2016
Net actuarial loss	$582	$6,526
Adjustment to disclosed value of plan assets	—	(1,824)
Amortization of prior service credit	14	—
Amortization of net loss	(186)	—
Plan amendment	—	(159)
Increase in assets in excess of expected amount	—	(41)
	$410	$4,502

The following benefit payments are expected to be paid in the following periods:

2018	$809
2019	$758
2020	$718
2021	$688
2022	$1,018
2023 to 2026	$3,004

Expected annual employer contributions to the plan in the year ending March 31, 2018 amount to $986.

Note 12. Net Loss Per Share

In accordance with ASC 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), RSUs (including MRSUs) and warrants to acquire ordinary shares.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year ended March 31,
	2017	2016	2015
Numerator:
Net loss	$(85,069)	$(33,878)	$(59,059)
Net loss available to ordinary shareholders - basic and diluted	$(85,069)	$(33,878)	$(59,059)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,145,472	19,558,152	14,773,386
Loss per share - basic and diluted	$(3.02)	$(1.73)	$(4.00)

The following sets out the numbers of the options, RSUs (including MRSUs) and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2017, March 31, 2016 and March 31, 2015, as their inclusion would have been anti-dilutive.

	March 31, 2017	March 31, 2016	March 31, 2015
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,948,917	1,589,938	1,208,118
Restricted share units awarded, including the multi-year performance related restricted share units	843,608	237,695	—
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525	—
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000	64,000
Ordinary shares issuable on exercise of warrants at $8.80 per share	—	—	3,937,894
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	—	850,000	850,000
	2,968,050	2,853,158	6,060,012

Note 13. Subsequent Events

On April 10, 2017, the Company completed a public offering of 8,050,000 of its ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million net of underwriting discounts and other offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as a result of an exemption provided to emerging growth companies under the JOBS Act.

(c) Changes in internal control over financial reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Previously Reported Material Weakness

As disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2016, management identified a material weakness in the operation of our internal controls related to the accounting for pension obligations by our Swiss subsidiary as of March 31, 2016. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management concluded at March 31, 2016, that we did not design and maintain effective controls to assess the accounting treatment for pension arrangements. Specifically, we did not maintain sufficient expertise and experience in accounting under U.S. GAAP for pension arrangements with a sufficient understanding of local regulations and their U.S. GAAP accounting implications. This material weakness resulted in an accounting error, which was corrected prior to the issuance of the consolidated financial statements for the year ended March 31, 2016. As a result, management concluded that, as of March 31, 2016, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by COSO.

During the fiscal year ended March 31, 2017, we remediated the material weakness in our internal control over financial reporting described above. In order to remediate the material weakness, we enhanced our process and controls around identifying and evaluating pension arrangements in countries where we lack the relevant expertise of local regulations and we designed and implemented internal controls related to the accounting for pension obligations. As part of these remedial actions, we (i) enhanced controls around the identification of material local arrangements, such as pension obligations; (ii) implemented a process and control to engage external professional expert advice on the application of U.S. GAAP for such arrangements where management does not have the relevant expertise of local regulations; and (iii) designed and implemented process and controls to ensure appropriate accounting for pension obligations in accordance with Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits.

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified has been remediated as of March 31, 2017.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2017.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 63 through 87 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit number	Description of exhibit

3.1	Amended Articles of Association (Filed as Exhibit 3.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

4.1	Form of Ordinary Shares Certificate (Filed as Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

4.2

Warrant to Purchase C Preference Shares, dated December 6, 2013, issued to Midcap Funding V, LLC (Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

4.3

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein (Filed as Exhibit 4.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.4

Statement of Rights in relation to Preference Shares in the capital of Quotient Limited (Filed as Exhibit 4.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

4.5

Warrant to Purchase 66,915 Ordinary Shares, dated September 25, 2015, issued to Midcap Financial Trust (filed as Exhibit 4.1 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.6

Warrant to Purchase 26,023 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.7

Warrant to Purchase 14,126 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.3 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.8

Warrant to Purchase 4,461 Ordinary Shares, dated September 25, 2015, issued to Flexpoint MCLS SPV LLC (filed as Exhibit 4.4 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.9

Indenture, dated as of October 14, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 4.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.1

Service Agreement, dated February 16, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Paul Cowan (Filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.3

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4

Service Agreement, dated August 14, 2012, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Roland Boyd (Filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.5

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to

our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.6

Umbrella Supply Agreement, dated December 1, 2004, between Alba Bioscience, a division of the Scottish National Blood
Transfusion Service, predecessor to Alba Bioscience Limited, acting on behalf of The Common Services Agency, and Ortho-Clinical Diagnostics Inc. (Filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.7

Assignment Agreement of the Supply Umbrella Agreement, dated September 3, 2007, between Ortho-Clinical Diagnostics Inc. and The Common Services Agency acting through its division the Scottish National Blood Transfusion Service (Filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.8†

STRATEC Development Agreement, dated January 7, 2014, between STRATEC Biomedical AG and QBD (QSIP) Limited (Filed as Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.9

Future Master Services Agreement, dated April 1, 2013, between Future Diagnostics BV and QDB (QSIP) Limited. (Filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.10

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.11

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.12

Edinburgh, Scotland Lease Agreement, dated July 26, 2007, between the Scottish Ministers and Dalglen (No. 1062) Limited (since renamed Alba Bioscience Limited)(Filed as Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.13

Edinburgh, Scotland, Minute of Variation of Lease and Guarantee, dated September 21, 2011, among Alba Bioscience Limited (formerly Dalglen (No. 1062) Limited, Quotient Biodiagnostics Group Limited, and the Scottish Ministers (Filed as Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.14	Form of Indemnification Agreement (Filed as Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.15	2012 Option Plan (Filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.16

Quotient Limited 2014 Stock Incentive Plan (as adopted on March 31, 2014 and amended and restated on October 28, 2016) (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 26, 2016)

10.17†

TTP Master Development Agreement, dated January 4, 2010, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.19 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-194390) on March 26, 2014 and incorporated herein by reference)

10.18†

TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.19

First Amendment to the STRATEC Development Agreement, dated March 3, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.20†

STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.21†

SCHOTT Supply Agreement, dated March 27, 2014, between Schott Technical Glass Solutions GmbH and QBD (QS-IP) Limited. (Filed as Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.22

Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.23

Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 to Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.24	Form of Option Award Agreement (Filed as Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.25

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.26

Letter dated July 17, 2014 relating to the settlement of a dispute related to an Asset Purchase Agreement dated July 26, 2007 between The Common Services Agency (acting through Scottish National Blood Transfusion Service) and Alba Bioscience Limited (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-K on November 13, 2014and incorporated herein by reference)

10.27

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.28

Subscription Agreement, dated January 29, 2015, between Quotient Limited and Ortho-Clinical Diagnostics Finco S.Á.R.L. (Filed as Exhibit 10.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.29†

Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc. (Filed as Exhibit 10.34 to our Annual Report on Form 10-K on June 1, 2015 and incorporated herein by reference)

10.30†

Second Amendment to STRATEC Development Agreement, dated August 25, 2015, between STRATEC Biomedical AG and Quotient QS IP Ltd. (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

10.31

Construction Contract, dated December 3, 2015, between Quotient Biocampus Limited and MW High Tech Projects UK Limited (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 10, 2016 and incorporated herein by reference)

10.32†

First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.38 to our Annual Report on Form 10-K on May 31, 2016 and incorporated herein by reference)

10.33

Minute of Variation effective June 29, 2016 between The Scottish Ministers and Alba Bioscience Limited relating to the

Lease of 21 Ellen’s Glen Road, Edinburgh (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 9, 2016 and incorporated herein by reference)

10.34	Form of Purchase Agreement (filed as exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.35	Form of Royalty Rights Agreement (filed as exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.36

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.37

Separation and Release Agreement between Stephen Unger and Quotient Limited, dated November 9, 2016 (filed as exhibit

10.1 to our report on Form 8-K filed on November 15, 2016 and incorporated herein by reference)

10.38

Subscription Agreement dated February 9, 2017 between Quotient Limited and Christopher J. Lindop (filed as Exhibit 10.1  to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Share Dividends

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description of exhibit
101#

The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2017,

2016 and 2015 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Edinburgh, Scotland on May 25, 2017

QUOTIENT LIMITED

By:	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul Cowan	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 25, 2017
Paul Cowan

/s/ Christopher Lindop	Chief Financial Officer (Principal Financial Officer)	May 25, 2017
Christopher Lindop

/s/ Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	May 25, 2017
Roland Boyd

/s/ Heino von Prondzynski	Director	May 25, 2017
Heino von Prondzynski

/s/ Thomas Bologna	Director	May 25, 2017
Thomas Bologna

/s/ Frederick Hallsworth	Director	May 25, 2017
Frederick Hallsworth

/s/ Brian McDonough	Director	May 25, 2017
Brian McDonough

/s/ Sarah O’Connor	Director	May 25, 2017
Sarah O’Connor

/s/ Zubeen Shroff	Director	May 25, 2017
Zubeen Shroff

/s/ John Wilkerson	Director	May 25, 2017
John Wilkerson

/s/ Jeremy Stackawitz	Authorized Representative in the United States	May 25, 2017
Jeremy Stackawitz