Form 10-Q
period 2017-06-30
Quotient Ltd
filed 2017-08-08
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 4, 2017 there were 37,668,125 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQTM;
•	the design of blood grouping and disease screening capabilities of MosaiQ and the benefits of MosaiQ for both customers and patients;
•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•

our anticipated cash needs and our expected sources of funding, including the achievement of product development milestones, and our estimates regarding our capital requirements and capital expenditures; and

•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,008	$4,754
Short-term investments	27,661	16,057
Trade accounts receivable, net	2,800	2,556
Inventories	14,810	13,636
Prepaid expenses and other current assets	4,682	3,629
Total current assets	62,961	40,632
Cash reserve account	5,040	5,040
Property and equipment, net	70,062	63,530
Intangible assets, net	784	769
Total assets	$138,847	$109,971
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,098	$10,782
Accrued compensation and benefits	2,846	3,641
Accrued expenses and other current liabilities	13,398	13,509
Current portion of lease incentive	441	422
Current portion of capital lease obligation	1,445	1,374
Total current liabilities	28,228	29,728
Long-term debt	82,150	80,704
Lease incentive, less current portion	772	844
Capital lease obligation, less current portion	153	174
Defined benefit pension plan obligation	5,535	5,337
7% Cumulative redeemable preference shares	17,538	17,275
Total liabilities	134,376	134,062
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 37,667,965 and 29,567,698 issued and outstanding at June 30, 2017 and March 31, 2017 respectively	217,889	172,617
Additional paid in capital	17,170	15,885
Accumulated other comprehensive loss	(17,051)	(19,292)
Accumulated deficit	(213,537)	(193,301)
Total shareholders' equity (deficit)	4,471	(24,091)
Total liabilities and shareholders' equity (deficit)	$138,847	$109,971

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2017	2016
Revenue:
Product sales	$6,226	$5,717
Other revenues	600	—
Total revenue	6,826	5,717
Cost of revenue	(2,832)	(3,091)
Gross profit	3,994	2,626
Operating expenses:
Sales and marketing	(1,682)	(1,257)
Research and development, net of government grants	(12,673)	(11,801)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,285)	(898)
Other general and administrative expenses	(5,260)	(5,048)
Total general and administrative expense	(6,545)	(5,946)
Total operating expense	(20,900)	(19,004)
Operating loss	(16,906)	(16,378)
Other income (expense):
Interest expense, net	(4,210)	(1,171)
Other, net	880	1,314
Other income (expense), net	(3,330)	143
Loss before income taxes	(20,236)	(16,235)
Provision for income taxes	—	—
Net loss	$(20,236)	$(16,235)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$345	$(263)
Unrealized gain on short-term investments	38	—
Foreign currency gain (loss)	1,815	(3,308)
Provision for pension benefit obligation	43	41
Other comprehensive income (loss), net	2,241	(3,530)
Comprehensive loss	$(17,995)	$(19,765)
Net loss available to ordinary shareholders - basic and diluted	$(20,236)	$(16,235)
Loss per share - basic and diluted	$(0.55)	$(0.64)
Weighted-average shares outstanding - basic and diluted	36,767,544	25,410,598

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of Shares , net of Issue Costs of $235	8,050,000	45,167	—	—	—	45,167
Issue of shares upon exercise of incentive share options and vesting of RSUs	50,267	105	—	—	—	105
Net loss	—	—	—	—	(20,236)	(20,236)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	345	—	345
Unrealized gain on short-term investments	—	—	—	38	—	38
Foreign currency gain (loss) on:						—
Long-term investment nature intra- entity balances	—	—	—	495	—	495
Retranslation of foreign entities	—	—	—	1,320	—	1,320
Provision for pension benefit obligation	—	—	—	43	—	43
Other comprehensive loss	—	—	—	2,241	—	2,241
Stock-based compensation	—	—	1,285	—	—	1,285
June 30, 2017	37,667,965	$217,889	$17,170	$(17,051)	$(213,537)	$4,471

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(20,236)	$(16,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,464	2,286
Share-based compensation	1,285	898
Amortization of lease incentive	(109)	(109)
Swiss pension obligation	172	185
Amortization of deferred debt issue costs	1,446	228
Accrued preference share dividends	263	263
Net change in assets and liabilities:
Trade accounts receivable, net	(170)	(204)
Inventories	(608)	(560)
Accounts payable and accrued liabilities	(2,005)	1,406
Accrued compensation and benefits	(837)	(152)
Other assets	(811)	(1,247)
Net cash used in operating activities	(19,146)	(13,241)
INVESTING ACTIVITIES:
Increase in short-term investments	(43,000)	—
Realization of short-term investments	31,434	—
Purchase of property and equipment	(5,436)	(6,579)
Purchase of intangible assets	(6)	—
Net cash used in investing activities	(17,008)	(6,579)
FINANCING ACTIVITIES:
Repayment of finance leases	(29)	(37)
Proceeds from issuance of ordinary shares	45,273	—
Net cash generated from financing activities	45,244	(37)
Effect of exchange rate fluctuations on cash and cash equivalents	(836)	(1,860)
Change in cash and cash equivalents	8,254	(21,717)
Beginning cash and cash equivalents	4,754	44,100
Ending cash and cash equivalents	$13,008	$22,383
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$5,068	$679

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2018 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $213.5 million as of June 30, 2017. At June 30, 2017, the Company had available cash holdings and short-term investments of $40.7 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under the Company's distribution and supply agreement with Ortho-Clinical Diagnostics Inc. (“Ortho”) related to MosaiQ and the sale and leaseback of the Company's Biocampus facility in Edinburgh, Scotland. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances except for $5.04 million at each of June 30, 2017 and March 31, 2017 held in a cash reserve account pursuant to the indenture governing the 12% Senior Secured Notes due 2023 (the “Secured Notes”) and $319 and $305 at June 30, 2017 and March 31, 2017, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of June 30, 2017 and at March 31, 2017. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2017 and March 31, 2017. This customer represented 50% and 59% of the accounts receivable balances as of June 30, 2017 and March 31, 2017, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2017 and June 30, 2016. This customer represented 65% of total product sales for the quarter ended June 30, 2017 and 59% for the quarter ended June 30, 2016.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2017 and March 31, 2017.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2017 or June 30, 2016.

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

Pursuant to an Umbrella Supply Agreement with Ortho in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. During the year ended March 31, 2017, the Company recognized the milestones of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms and $800 related to the receipt of FDA approval of certain of the rare antisera products. The Company earned a milestone of $600 related to the receipt of FDA approval of the rare antisera products in the quarter ended June 30, 2017 and, under the terms of the amended product attachment, the Company is entitled to receive a milestone payment of $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

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

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in the notes to the Company’s March 31, 2017 financial statements. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

Note 3. Intangible Assets

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,560	$(2,560)	$—	—
Brands associated with acquired cell lines	528	(130)	398	30.1 years
Product licenses	752	(366)	386	5.1 years
Other intangibles	166	(166)	—	—
Total	$4,006	$(3,222)	$784	17.8 years

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,458	$(2,458)	$—	—
Brands associated with acquired cell lines	507	(121)	386	30.4 years
Product licenses	716	(333)	383	5.4 years
Other intangibles	160	(160)	—	—
Total	$3,841	$(3,072)	$769	17.9 years

Note 4. Debt

Long-term debt comprises:

	June 30, 2017	March 31, 2017
Total debt	$84,000	$84,000
Less current portion	—	—
Long-term debt	$84,000	$84,000
Deferred debt costs, net of amortization	(1,850)	(3,296)
	$82,150	$80,704

The Company’s debt at June 30, 2017 comprises the Secured Notes issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

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

In connection with the offering on October 14, 2016, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ instruments or consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At June 30, 2017, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	6,720
Between 2 and 3 years	13,440
Between 3 and 4 years	15,960
Between 4 and 5 years	17,640
After 5 years	30,240
Total debt	$84,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2017	March 31, 2017
Raw materials	$9,025	$8,993
Work in progress	4,505	3,260
Finished goods	1,280	1,383
Total inventories	$14,810	$13,636

Inventory at June 30, 2017, included $7,552 of raw materials, $2,288 of work in progress and $245 of finished goods related to the MosaiQ project. Inventory at March 31, 2017, included $7,659 of raw materials and $1,415 of work in progress related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2017	March 31, 2017
Land	$1,339	$1,286
Plant and equipment	47,515	44,797
Leasehold improvements	39,290	32,343
Total property and equipment	88,144	78,426
Less: accumulated depreciation	(18,082)	(14,896)
Total property and equipment, net	$70,062	$63,530

Depreciation expenses were $2,443 and $2,263 in the quarters ended June 30, 2017 and June 30, 2016, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2017	March 31, 2017
Salary and related benefits	$750	$403
Accrued vacation	510	413
Accrued payroll taxes	974	325
Accrued incentive payments	612	2,500
Total accrued compensation and benefits	$2,846	$3,641

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	March 31, 2017
Accrued legal and professional fees	$436	$449
Accrued interest	2,085	4,640
Goods received not invoiced	1,766	932
Accrued capital expenditure	2,985	1,387
Accrued development expenditure	3,890	4,187
Other accrued expenses	2,236	1,914
Total accrued expenses and other current liabilities	$13,398	$13,509

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to June 30, 2017 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 and purchase pounds sterling at £1:$1.2918 in each calendar month from July 2017 through September 2017, six contracts to sell $500 in each calendar month from October 2017 through March 2018 at £1:$1.2655 and three contracts to sell $500 and purchase pounds sterling at £1:$1.2990 in each calendar month from April 2018 through June 2018 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$8,881	$—	$8,881
Short-term investments (2)	27,661	—	—	27,661
Foreign currency forward contracts (3)	—	93	—	93
Total assets measured at fair value	$27,661	$8,974	$—	$36,635

June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,981	$—	$7,981
Short-term investments (2)	16,057	—	—	16,057
Total assets measured at fair value	$16,057	$7,981	$—	$24,038

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (3)	$—	$252	$—	$252
Total liabilities measured at fair value	$—	$252	$—	$252

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2017	March 31, 2017	Par value
Ordinary shares	37,667,965	29,567,698	$—
Total	37,667,965	29,567,698	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017
7% Cumulative Redeemable Preference shares	666,665	666,665	$26.31	$25.92
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,285 and $898 in the quarters ended June 30, 2017 and June 30, 2016, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	305,525	7.58	120
Exercised	(32,000)	3.29	—
Forfeited	(2,810)	12.06	—
Outstanding — June 30, 2017	2,219,632	$8.04	92
Exercisable —June 30, 2017	1,405,536	$7.34	81

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at June 30, 2017 was $7.36.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2017	305,525	$7.58	$7.58	$4.62

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

May 24, 2017
Risk-free interest rate	2.28%
Expected lives (years)	6
Volatility	66.10%
Dividend yield	—
Grant date fair value (per share)	$7.58
Number granted	305,525

A summary of the RSUs and MRSUs in issue at June 30, 2017 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	293,841	16	N/A
RSUs subject to MosaiQ milestone vesting	290,000	N/A	N/A
MRSUs with vesting based on $60 share price	114,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	127,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	166,000	N/A	Apr - Dec 2019

At June 30, 2017, 293,841 RSUs were subject to time based vesting and the weighted average remaining vesting period was 16 months.  In addition, 290,000 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ.  166,000 MRSUs were awarded on May 24, 2017, which will vest if the volume weighted average price of the Company’s ordinary shares exceeds $22 for a continuous twenty day period between April 1, 2019 and December 31, 2019. The Company determined the grant date fair value of these MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $3.20 per MRSU on May 24, 2017. The remainder of the MRSUs in issue at June 30, 2017 comprised 114,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, and 127,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended
	June 30, 2017	June 30, 2016
Employer service cost	$393	$344
Interest cost	27	10
Expected return on plan assets	(28)	(15)
Amortization of prior service credit	(4)	—
Amortization of net loss	46	44
Net pension cost for the year	$434	$383

The employer contributions for the quarters ended June 30, 2017 and 2016 were $262 and $196, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2018 are $1,031.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended
	June 30,
	2017	2016
Numerator:
Net loss	$(20,236)	$(16,235)
Net loss available to ordinary shareholders - basic and diluted	$(20,236)	$(16,235)
Denominator:
Weighted-average shares outstanding - basic and diluted	36,767,544	25,410,598
Loss per share - basic and diluted	$(0.55)	$(0.64)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2017 and June 30, 2016 as their inclusion would have been anti-dilutive.

	June 30, 2017	June 30, 2016
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,219,632	1,802,538
Restricted share units awarded, including the multi-year performance related restricted share units	991,341	579,495
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of pre-funded warrants at $0.01 per share	—	850,000
	3,386,498	3,407,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission on May 25, 2017.

The information set forth and discussed below for the quarters ended June 30, 2017 and June 30, 2016 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology and one for serological disease screening, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We operate as one business segment with 404 employees in the United States, the United Kingdom and Switzerland as of June 30, 2017. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 47% and 53% of total revenue during the quarters ended June 30, 2017 and June 30, 2016, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2017, we had an accumulated deficit of $213.5 million. We expect our operating losses to continue for at least the remainder of the current fiscal year as we continue our investment in the development and commercialization of MosaiQ. For the quarter ended June 30, 2017, our total revenue was $6.8 million and our net loss was $20.2 million.

Since April 30, 2014, the date we completed our initial public offering, through March 31, 2016, we have raised an aggregate of $167.2 million in gross proceeds from public offerings and private placements of our ordinary shares, preference shares and warrants. In addition, since March 31, 2016, we have completed the following capital raising transactions;

•

On August 3, 2016, we completed a public offering of 3,220,000 newly issued ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

•

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of 12% Senior Secured Notes due 2023 (or the Secured Notes) and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies. The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap Financial Trust which amounted to $33.5 million including fees and expenses.

•

On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million, net of underwriting discounts and other offering expenses.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 79% and 76% for the quarters ended June 30, 2017 and June 30, 2016, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Cost of revenue is also affected by manufacturing efficiencies and allowances for scrapped or expired material. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 59% and 46% for the quarters ended June 30, 2017 and June 30, 2016, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 55% and 46% for the quarters ended June 30, 2017 and June 30, 2016, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel and our MosaiQ commercial team. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel and other costs related to our sales and product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQ commercial team.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary is able to claim certain tax credits on its research and development expenditures. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. For the fiscal year ending March 31, 2017, we expect overall research and development expense to increase in absolute U.S. Dollars as we focus on completing the development of MosaiQ.

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016 with the purchasers of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Results of Operations

Comparison of the Quarters ended June 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$6,226	91%	$5,717	100%	$509	9%
Other revenues	600	9%	—	—	600	—
Total revenue	6,826	100%	5,717	100%	1,109	19%
Cost of revenue	2,832	41%	3,091	54%	(259)	-8%
Gross profit	3,994	59%	2,626	46%	1,368	52%
Operating expenses:
Sales and marketing	1,682	25%	1,257	22%	425	34%
Research and development	12,673	186%	11,801	206%	872	7%
General and administrative	6,545	96%	5,946	104%	599	10%
Total operating expenses	20,900	306%	19,004	332%	1,896	10%
Operating loss	(16,906)	-248%	(16,378)	-286%	(528)	3%
Other income (expense):
Interest expense, net	(4,210)	-62%	(1,171)	-20%	(3,039)	259%
Other, net	880	13%	1,314	23%	(434)	-33%
Total other income (expense), net	(3,330)	-49%	143	3%	(3,473)	—
Loss before income taxes	(20,236)	-296%	(16,235)	-284%	(4,001)	25%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(20,236)	-296%	$(16,235)	-284%	$(4,001)	25%

Revenue

Total revenue for the quarter ended June 30, 2017 increased by 19% to $6.8 million, compared with $5.7 million for the quarter ended June 30, 2016. Product sales revenue increased 9% to $6.2 million for the quarter ended June 30, 2017, compared with $5.7 million for the quarter ended June 30, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 79% of product sales for the quarter ended June 30, 2017, compared with 76% for the quarter ended June 30, 2016.

The below table sets forth revenue by product group:

	Quarter ended June 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$4,561	67%	$3,911	68%	$650	17%
Product sales - direct customers and distributors	$1,665	24%	1,806	32%	(141)	-8%
Other revenues	600	9%	—	—	600	—
Total revenue	$6,826	100%	$5,717	100%	$1,109	19%

OEM Sales. Product sales to OEM customers increased 17% to $4.6 million for the quarter ended June 30, 2017, compared with $3.9 million for the quarter ended June 30, 2016. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $1.7 million for the quarter ended June 30, 2017 decreased by 8% compared with $1.8 million for the quarter ended June 30, 2016. Direct sales in the United States increased by 2% due mainly to the impact of recent product launches and the expansion of our customer base. This increase was offset in part by the fact that there was one fewer red cell shipping cycle to our customers in the United States in the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016. Direct sales outside of the United States decreased by 22%, reflecting our decision to rationalize our product offerings in Europe and the rest of the world.

Other Revenues. Other revenues of $0.6 million in the quarter ended June 30, 2017 consisted of product development fees as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. There were no such revenues in the quarter ended June 30, 2016.

Cost of revenue and gross margin

Cost of revenue decreased by 8% to $2.8 million for the quarter ended June 30, 2017, compared with $3.1 million for the quarter ended June 30, 2016. Our manufacturing costs are predominantly denominated in pounds sterling and the weakening of the pound versus the dollar accounted for most of the decrease. However, cost of revenue also reflected incremental costs associated with greater sales volumes, which were offset by improved product mix and efficiencies in our manufacturing operations.

Gross profit on total revenue for the quarter ended June 30, 2017 was $4.0 million, an increase of 52% when compared with $2.6 million in the quarter ended June 30, 2016. This increase was attributable to $0.6 million of other revenues, which had no corresponding cost, and the increase in gross margin on product sales described below.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 59% for the quarter ended June 30, 2017, compared with 46% for the quarter ended June 30, 2016. Gross margin on product sales, which excludes other revenues, was 55% for the quarter ended June 30, 2017 compared with 46% for the quarter ended June 30, 2016, due to the positive impact of foreign exchange rates, improved product and customer mix and efficiencies at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $1.7 million for the quarter ended June 30, 2017, compared with $1.3 million for the quarter ended June 30, 2016. As a percentage of total revenue, sales and marketing expenses were 25% for the quarter ended June 30, 2017, compared with 22% for the quarter ended June 30, 2016. The growth in sales and marketing expense in the quarter ended June 30, 2017 was mainly attributable to increased costs of the MosaiQ commercial team, which was established in April 2016.

Research and development expenses

	Quarter ended June 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,382	181%	$11,074	194%	$1,308	12%
Other research and development	360	5%	823	14%	(463)	-56%
Tax credits	(69)	-1%	(96)	-2%	27	-28%
Total research and development expenses	$12,673	186%	$11,801	206%	$872	7%

Research and development expenses increased by 7% to $12.7 million for the quarter ended June 30, 2017, compared with $11.8 million for the quarter ended June 30, 2016. As a percentage of total revenue, research and development expenses decreased to 186% for the quarter ended June 30, 2017, compared with 206% for the quarter ended June 30, 2016.  This increase in costs reflected incremental costs associated with the commercial scale-up of MosaiQ, including initial production costs currently expensed as research and development.

General and administrative expenses

General and administrative expenses increased by 10% to $6.5 million for the quarter ended June 30, 2017, compared with $5.9 million for the quarter ended June 30, 2016. $0.4 million of the increase was due to increased stock compensation expense: we recognized $1.3 million of stock compensation expense in the quarter ended June 30, 2017 compared with $0.9 million in the quarter ended June 30, 2016. Stock compensation expense is recognized over the expected vesting period of incentive awards and the increase was mainly due to the compensation expense on awards granted since May 31, 2016, many of which have vesting terms that are conditional upon the achievement of MosaiQ development targets. As a percentage of total revenue, general and administrative expenses decreased to 96% for the quarter ended June 30, 2017, compared with 104% for the quarter ended June 30, 2016.

Other income (expense)

Net interest expense was $4.2 million for the quarter ended June 30, 2017, compared with $1.2 million for the quarter ended June 30, 2016. Interest expense in the quarter ended June 30, 2017 included $2.5 million of interest charges on our Secured Notes. Interest expense in the quarter ended June 30, 2016 included interest charges of $0.7 million on our borrowings of $30 million from MidCap Financial Trust (or MidCap), which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the quarters ended June 30, 2017 and June 30, 2016 included amortization of deferred debt issue costs of $1.4 million and $0.2 million, respectively. In the quarter ended June 30, 2017, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2017 and June 30, 2016.

Other income for the quarters ended June 30, 2017 and June 30, 2016 included $0.9 million and $1.3 million, respectively, of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately three-quarters of our current product sales. For our sales of these products in Europe, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. For our sales of these products in the United States, we ship on a two-week cycle, which also results in different numbers of shipments between quarters. In fiscal 2016, the greatest impact of extra product shipments occurred in our first quarter and the greatest impact thus far in fiscal 2017 has also occurred in the first quarter, although to a slightly lesser extent than in fiscal 2016. The timing of shipment of bulk antisera products to our OEM customers may also impact revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2017, we had an accumulated deficit of $213.5 million. During the quarter ended June 30, 2017, we incurred a net loss of $20.2 million and used $18.5 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2017 was primarily attributable to our investment in the development of MosaiQ and increased corporate costs, including costs related to being a public company.

Since March 31, 2016, we have completed the following capital raising transactions;

•

On August 3, 2016, we completed a public offering of 3,220,000 of our ordinary shares at a price of $5.50 per share.  The net proceeds from this offering were $16.3 million, net of underwriting discounts and other offering expenses.

•

On October 14, 2016, we completed the private placement of up to $120 million aggregate principal amount of Secured Notes and entered into an indenture governing the Secured Notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent. We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon public announcement of field trial results for the MosaiQ IH Microarray that demonstrates greater than 99% concordance for the detection of blood group antigens and greater than 95% concordance for the detection of blood group antibodies when compared to predicate technologies for a pre-defined set of blood group antigens and antibodies.  The net proceeds from the offering completed on October 14, 2016 were $78.5 million, after deducting offering expenses. We paid $5 million of these net proceeds into a cash reserve account maintained with the collateral agent under the terms of the indenture. We also used a portion of these net proceeds to repay all outstanding obligations under our secured term loan facility with MidCap.

•

On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share.  The net proceeds from this offering were $45.2 million, net of underwriting discounts and other offering expenses.

From our incorporation in 2012 to June 30, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and warrants and we have raised $181.1 million of gross proceeds from public offerings of our shares and warrants. As of June 30, 2017, we had cash and cash equivalents and short-term investments of $45.7 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters Ended June 30, 2017 and 2016

Operating activities

Net cash used in operating activities was $19.1 million during the quarter ended June 30, 2017, which included net losses of $20.2 million offset by non-cash items of $5.5 million. Non-cash items were depreciation and amortization expense of $2.5 million, share-based compensation expense of $1.3 million, Swiss pension costs of $0.2 million, amortization of deferred debt issue costs of $1.4 million and accrued preference share dividends of $0.3 million, offset by amortization of lease incentives of $0.1 million. We also experienced a net cash outflow of $4.4 million from changes in operating assets and liabilities during the period, consisting of a $0.2 million increase in accounts receivable, a $0.6 million increase in inventories, a $2.0 million reduction in accounts payable and accrued liabilities, a $0.8 million reduction in accrued compensation and benefits and a $0.8 million increase in other assets.

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

Investing activities

Net cash used in investing activities was $17.0 million for the quarter ended June 30, 2017 and $6.6 million for the quarter ended June 30, 2016. We invested $11.6 million in a short-term money market fund in the quarter ended June 30, 2017. We spent $5.4 million on purchases of property and equipment for the quarter ended June 30, 2017 which was mainly related to the construction of a new manufacturing facility for our conventional reagents business. Purchases of property and equipment for the quarter ended June 30,

2016 were $6.6 million and included $3.1 million related to the MosaiQ project and $3.4 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $45.2 million during the quarter ended June 30, 2017, consisting of $45.3 million of net proceeds from the issuance of ordinary shares and exercise of share options offset by repayments on finance leases.  Net cash used in financing activities during the quarter ended June 30, 2016, consisted solely of repayments on finance leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ, we expect our operating expenses during the year ended March 31, 2018 to be similar to those of the year ended March 31, 2017, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, hiring additional employees and investing in other product development opportunities while our development expenditures on MosaiQ decrease.

As of June 30, 2017, we had cash and cash equivalents and short-term investments of $40.7 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

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

We expect to fund our operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under our distribution and supply agreement with Ortho and the sale and leaseback of our Biocampus facility in Edinburgh, Scotland. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2017.

There were no major changes in the nature of our contractual obligations and commitments between March 31, 2017 and June 30, 2017.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2017 or the years ended March 31, 2017, 2016 or 2015.

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

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our March 31, 2017 Annual Report on Form 10-K.

Royalty Liability

The royalty rights agreements entered into in connection with the issue of our Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Secured Notes.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  The new standard is effective for public entities for fiscal years beginning after December 15, 2017 and for interim periods therein. We have undertaken an initial assessment of the impact that adoption of this standard will have on future financial statements and we do not believe that it will have any significant effect on our revenue recognized to date.

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

Cash, cash equivalents and cash reserve account. At June 30, 2017, we had cash and cash equivalents of $13.0 million and we also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At June 30, 2017, we had term debt of $84.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2017, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.1 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.1 million. Based on our assets and liabilities held in

Swiss Francs at June 30, 2017, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.1 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.1 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2017.

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

QUOTIENT LIMITED

Date: August 8, 2017	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Paul Cowan, Chairman and Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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