Form 10-Q
period 2017-09-30
Quotient Ltd
filed 2017-10-31
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B1, Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

011-41-22-716-9800

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

Yes  ☐    No  ☒

As of October 30, 2017 there were 45,559,214 Ordinary Shares, nil par value, of Quotient Limited outstanding.

- i -

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are also contained elsewhere in this Quarterly Report. Forward-looking statements can be identified by words such as “strategy,” “objective,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “might,” “design” and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

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
•

our anticipated cash needs and our expected sources of funding, including the achievement of product development milestones and proceeds from exercises of our outstanding warrants, and our estimates regarding our capital requirements and capital expenditures; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,131	$4,754
Short-term investments	10,686	16,057
Trade accounts receivable, net	2,458	2,556
Inventories	15,223	13,636
Prepaid expenses and other current assets	3,941	3,629
Total current assets	41,439	40,632
Cash reserve account	5,040	5,040
Property and equipment, net	74,891	63,530
Intangible assets, net	847	769
Total assets	$122,217	$109,971
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,484	$10,782
Accrued compensation and benefits	3,131	3,641
Accrued expenses and other current liabilities	17,864	13,509
Current portion of lease incentive	437	422
Current portion of capital lease obligation	1,472	1,374
Total current liabilities	30,388	29,728
Long-term debt	83,586	80,704
Lease incentive, less current portion	655	844
Capital lease obligation, less current portion	439	174
Defined benefit pension plan obligation	5,727	5,337
7% Cumulative redeemable preference shares	17,800	17,275
Total liabilities	138,595	134,062
Commitments and contingencies	—	—
Shareholders' deficit
Ordinary shares (nil par value) 37,694,531 and 29,567,698 issued and outstanding at September 30, 2017 and March 31, 2017 respectively	217,883	172,617
Additional paid in capital	18,357	15,885
Accumulated other comprehensive loss	(17,388)	(19,292)
Accumulated deficit	(235,230)	(193,301)
Total shareholders' deficit	(16,378)	(24,091)
Total liabilities and shareholders' deficit	$122,217	$109,971

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$5,910	$4,844	$12,136	$10,561
Other revenues	—	1,300	600	1,300
Total revenue	5,910	6,144	12,736	11,861
Cost of revenue	(2,786)	(2,761)	(5,618)	(5,852)
Gross profit	3,124	3,383	7,118	6,009
Operating expenses:
Sales and marketing	(1,869)	(1,273)	(3,551)	(2,530)
Research and development, net of government grants	(13,341)	(14,495)	(26,014)	(26,296)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,187)	(1,083)	(2,472)	(1,981)
Other general and administrative expenses	(4,787)	(4,043)	(10,047)	(9,091)
Total general and administrative expense	(5,974)	(5,126)	(12,519)	(11,072)
Total operating expense	(21,184)	(20,894)	(42,084)	(39,898)
Operating loss	(18,060)	(17,511)	(34,966)	(33,889)
Other income (expense):
Interest expense, net	(4,197)	(1,213)	(8,407)	(2,384)
Other, net	565	1,366	1,444	2,680
Other income (expense), net	(3,632)	153	(6,963)	296
Loss before income taxes	(21,692)	(17,358)	(41,929)	(33,593)
Provision for income taxes	—	—	—	—
Net loss	$(21,692)	$(17,358)	$(41,929)	$(33,593)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$128	$29	$473	$(234)
Change in unrealized gain on short-term investments	(6)	—	32	—
Foreign currency gain (loss)	(504)	(594)	1,312	(3,903)
Provision for pension benefit obligation	44	46	87	87
Other comprehensive income (loss), net	(338)	(519)	1,904	(4,050)
Comprehensive loss	$(22,030)	$(17,877)	$(40,025)	$(37,643)
Net loss available to ordinary shareholders - basic and diluted	$(21,692)	$(17,358)	$(41,929)	$(33,593)
Loss per share - basic and diluted	$(0.58)	$(0.62)	$(1.13)	$(1.25)
Weighted-average shares outstanding - basic and diluted	37,657,409	28,123,334	37,223,957	26,774,378

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of Shares , net of Issue Costs of $243	8,050,000	45,159	—	—	—	45,159
Issue of shares upon exercise of incentive share options and vesting of RSUs	76,833	107	—	—	—	107
Net loss	—	—	—	—	(41,929)	(41,929)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	473	—	473
Unrealized gain on short-term investments	—	—	—	32	—	32
Foreign currency gain (loss) on:	—	—	—	—	—	—
Long-term investment nature intra- entity balances	—	—	—	(4,789)	—	(4,789)
Retranslation of foreign entities	—	—	—	6,101	—	6,101
Provision for pension benefit obligation	—	—	—	87	—	87
Other comprehensive loss	—	—	—	1,904	—	1,904
Stock-based compensation	—	—	2,472	—	—	2,472
September 30, 2017	37,694,531	$217,883	$18,357	$(17,388)	$(235,230)	$(16,378)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(41,929)	$(33,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,081	4,641
Share-based compensation	2,472	1,981
Amortization of lease incentive	(215)	(217)
Swiss pension obligation	329	344
Amortization of deferred debt issue costs	2,882	506
Accrued preference share dividends	525	525
Net change in assets and liabilities:
Trade accounts receivable, net	231	(1,870)
Inventories	(1,065)	(1,333)
Accounts payable and accrued liabilities	(540)	1,614
Accrued compensation and benefits	(560)	10
Other assets	197	(1,629)
Net cash used in operating activities	(32,592)	(29,021)
INVESTING ACTIVITIES:
Increase in short-term investments	(43,000)	—
Realization of short-term investments	48,402	—
Purchase of property and equipment	(12,261)	(9,427)
Purchase of intangible assets	(68)	(65)
Net cash used in investing activities	(6,927)	(9,492)
FINANCING ACTIVITIES:
Repayment of finance leases	(56)	(81)
Proceeds from issuance of ordinary shares	45,266	16,371
Net cash generated from financing activities	45,210	16,290
Effect of exchange rate fluctuations on cash and cash equivalents	(1,314)	(2,878)
Change in cash and cash equivalents	4,377	(25,101)
Beginning cash and cash equivalents	4,754	44,100
Ending cash and cash equivalents	$9,131	$18,999
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$5,068	$2,391

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2018 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $235.2 million as of September 30, 2017. At September 30, 2017, the Company had available cash holdings and short-term investments of $19.5 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under the Company's distribution and supply agreement with Ortho-Clinical Diagnostics Inc. (“Ortho”) related to MosaiQ and the sale and leaseback of the Company's Biocampus facility in Edinburgh, Scotland. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders. On October 24, 2017, the Company entered into subscription agreements for the private placement of (i) 7,874,683 newly issued ordinary shares of the Company at a subscription price of $4.64 per share, (ii) newly issued warrants of the Company, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants of the Company at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds of the private placement were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million. However, there can be no assurance that the warrants will be exercised.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances except for $5.04 million at each of September 30, 2017 and March 31, 2017 held in a cash reserve account pursuant to the indenture governing the 12% Senior Secured Notes due 2023 (the “Secured

Notes”) and $313 and $305 at September 30, 2017 and March 31, 2017, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2017 and at March 31, 2017. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2017 and March 31, 2017. This customer represented 48% and 59% of the accounts receivable balances as of September 30, 2017 and March 31, 2017, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2017 and September 30, 2016. This customer represented 65% of total product sales for the six month period ended September 30, 2017 and 59% for the six month period ended September 30, 2016.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2017 and March 31, 2017.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2017 or September 30, 2016.

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

Pursuant to an Umbrella Supply Agreement with Ortho, in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. During the year ended March 31, 2017, the Company recognized the milestones of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms and $800 related to the receipt of FDA approval of certain of the rare antisera products. The Company earned a milestone of $600 related to the receipt of FDA approval of the rare antisera products in the six month period ended September 30, 2017 and, under the terms of the amended product attachment, the Company is entitled to receive a milestone payment of $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

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

Note 3. Intangible Assets

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,637	$(2,637)	$—	—
Brands associated with acquired cell lines	544	(137)	407	29.9 years
Product licenses	837	(397)	440	5.3 years
Other intangibles	171	(171)	—	—
Total	$4,189	$(3,342)	$847	17.1 years

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,458	$(2,458)	$—	—
Brands associated with acquired cell lines	507	(121)	386	30.4 years
Product licenses	716	(333)	383	5.4 years
Other intangibles	160	(160)	—	—
Total	$3,841	$(3,072)	$769	17.9 years

Note 4. Debt

Long-term debt comprises:

	September 30, 2017	March 31, 2017
Total debt	$84,000	$84,000
Less current portion	—	—
Long-term debt	$84,000	$84,000
Deferred debt costs, net of amortization	(414)	(3,296)
	$83,586	$80,704

The Company’s debt at September 30, 2017 comprises the Secured Notes issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

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

At September 30, 2017, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	6,720
Between 2 and 3 years	13,440
Between 3 and 4 years	15,960
Between 4 and 5 years	17,640
After 5 years	30,240
Total debt	$84,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2017	March 31, 2017
Raw materials	$10,253	$8,993
Work in progress	3,183	3,260
Finished goods	1,787	1,383
Total inventories	$15,223	$13,636

Inventory at September 30, 2017, included $8,582 of raw materials, $1,226 of work in progress and $241 of finished goods related to the MosaiQ project. Inventory at March 31, 2017, included $7,659 of raw materials and $1,415 of work in progress related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2017	March 31, 2017
Land	$1,254	$1,286
Plant and equipment	49,368	44,797
Leasehold improvements	44,894	32,343
Total property and equipment	95,516	78,426
Less: accumulated depreciation	(20,625)	(14,896)
Total property and equipment, net	$74,891	$63,530

Depreciation expenses were $2,594 and $2,251 in the quarters ended September 30, 2017 and September 30, 2016, respectively, and $5,036 and $4,430 in the six month periods ended September 30, 2017 and September 30, 2016, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2017	March 31, 2017
Salary and related benefits	$1,140	$403
Accrued vacation	263	413
Accrued payroll taxes	478	325
Accrued incentive payments	1,250	2,500
Total accrued compensation and benefits	$3,131	$3,641

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	March 31, 2017
Accrued legal and professional fees	$299	$449
Accrued interest	4,625	4,640
Goods received not invoiced	1,292	932
Accrued capital expenditure	5,596	1,387
Accrued development expenditure	4,308	4,187
Other accrued expenses	1,744	1,914
Total accrued expenses and other current liabilities	$17,864	$13,509

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to September 30, 2017 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into six contracts to sell $500 in each calendar month from October 2017 through March 2018 at £1:$1.2655 and three contracts to sell $500 and purchase pounds sterling at £1:$1.2990 in each calendar month from April 2018 through June 2018 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$9,643	$—	$9,643
Short-term investments (2)	10,686	—	—	10,686
Foreign currency forward contracts (3)	—	221	—	221
Total assets measured at fair value	$10,686	$9,864	$—	$20,550

September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,981	$—	$7,981
Short-term investments (2)	16,057	—	—	16,057
Total assets measured at fair value	$16,057	$7,981	$—	$24,038

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$252	$—	$252
Total liabilities measured at fair value	$—	$252	$—	$252

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2017	March 31, 2017	Par value
Ordinary shares	37,694,531	29,567,698	$—
Total	37,694,531	29,567,698	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017
7% Cumulative Redeemable Preference shares	666,665	666,665	$26.71	$25.92
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,187 and $1,083 in the quarters ended September 30, 2017 and September 30, 2016, respectively, and $2,472 and $1,981 in the six month periods ended September 30, 2017 and September 30, 2016, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	309,525	7.55	120
Exercised	(33,520)	3.21	—
Forfeited	(17,200)	11.14	—
Outstanding — September 30, 2017	2,207,722	$8.02	89
Exercisable —September 30, 2017	1,420,382	$7.40	78

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at September 30, 2017 was $4.93.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2017	305,525	$7.58	$7.58	$4.62
August 9, 2017	4,000	$5.41	$5.41	$3.34

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	May 24, 2017	August 9, 2017
Risk-free interest rate	2.28%	2.25%
Expected lives (years)	6	6
Volatility	66.10%	67.17%
Dividend yield	—	—
Grant date fair value (per share)	$7.58	$5.41
Number granted	305,525	4,000

A summary of the RSUs and MRSUs in issue at September 30, 2017 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	294,063	15	N/A
RSUs subject to MosaiQ milestone vesting	290,000	N/A	N/A
MRSUs with vesting based on $60 share price	114,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	127,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	166,000	N/A	Apr - Dec 2019

At September 30, 2017, 294,063 RSUs were subject to time based vesting and the weighted average remaining vesting period was 15 months.  In addition, 290,000 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ.  166,000 MRSUs were awarded on May 24, 2017, which will vest if the volume weighted average price of the Company’s ordinary shares exceeds $22 for a continuous twenty day period between April 1, 2019 and December 31, 2019. The Company determined the grant date fair value of these MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $3.20 per MRSU on May 24, 2017. The remainder of the MRSUs in issue at September 30, 2017 comprised 114,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, and 127,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Employer service cost	$398	$341	$791	$685
Interest cost	27	10	54	20
Expected return on plan assets	(29)	(16)	(57)	(31)
Amortization of prior service credit	(3)	—	(7)	—
Amortization of net loss	47	43	93	87
Net pension cost for the year	$440	$378	$874	$761

The employer contributions for the six month periods ended September 30, 2017 and 2016 were $545 and $417, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2018 are $1,031.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(21,692)	$(17,358)	$(41,929)	$(33,593)
Net loss available to ordinary shareholders - basic and diluted	$(21,692)	$(17,358)	$(41,929)	$(33,593)
Denominator:
Weighted-average shares outstanding - basic and diluted	37,657,409	28,123,334	37,223,957	26,774,378
Loss per share - basic and diluted	$(0.58)	$(0.62)	$(1.13)	$(1.25)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2017 and September 30, 2016 as their inclusion would have been anti-dilutive.

	September 30, 2017	September 30, 2016
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,207,722	1,806,668
Restricted share units awarded, including the multi-year performance related restricted share units	991,563	627,287
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
	3,374,810	2,609,480

Note 11. Subsequent Events

On October 24, 2017, the Company entered into subscription agreements for the private placement of (i) 7,874,683 newly issued ordinary shares of the Company at a subscription price of $4.64 per share, (ii) newly issued warrants of the Company, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants of the Company at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission on May 25, 2017.

The information set forth and discussed below for the quarters and six month periods ended September 30, 2017 and September 30, 2016 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate as one business segment with 409 employees in the United States, the United Kingdom and Switzerland as of September 30, 2017. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 51% and 48% of total revenue during the six month periods ended September 30, 2017 and September 30, 2016, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2017, we had an accumulated deficit of $235.2 million. We expect our operating losses to continue for at least the remainder of the current fiscal year as we continue our investment in the development and commercialization of MosaiQ. For the six month period ended September 30, 2017, our total revenue was $12.7 million and our net loss was $41.9 million.

From our incorporation in 2012 to March 31, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $132.8 million of gross proceeds from public offerings of our shares and warrants and $84.0 million of gross proceeds from the issuance of 12% Senior Secured Notes (“the Secured Notes”). On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share which raised $48.3 million of gross proceeds before underwriting discounts and other offering expenses. As of September 30, 2017, we had cash and cash equivalents and short-term investments of $24.9 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

On October 24, 2017, we entered into subscription agreements for the private placement of (i) 7,874,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants, at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that the warrants will be exercised.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 74% and 75% for the six month periods ended September 30, 2017 and September 30, 2016, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Cost of revenue is also affected by manufacturing efficiencies and allowances for scrapped or expired material. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 56% and 51% for the six month periods ended September 30, 2017 and September 30, 2016, respectively. Excluding other revenues, which consist of product development fees, our gross margin on product sales was 54% and 45% for the six month periods ended September 30, 2017 and September 30, 2016, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary is able to claim certain tax credits on its research and development expenditures. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We are nearing completion of the initial development of MosaiQ and as we move to commercialization, we expect overall research and development expense to decrease.

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

Results of Operations

Comparison of the Quarters ended September 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$5,910	100%	$4,844	79%	$1,066	22%
Other revenues	—	0%	1,300	21%	(1,300)	-100%
Total revenue	5,910	100%	6,144	100%	(234)	-4%
Cost of revenue	2,786	47%	2,761	45%	25	1%
Gross profit	3,124	53%	3,383	55%	(259)	-8%
Operating expenses:
Sales and marketing	1,869	32%	1,273	21%	596	47%
Research and development	13,341	226%	14,495	236%	(1,154)	-8%
General and administrative	5,974	101%	5,126	83%	848	17%
Total operating expenses	21,184	358%	20,894	340%	290	1%
Operating loss	(18,060)	-306%	(17,511)	-285%	(549)	3%
Other income (expense):
Interest expense, net	(4,197)	-71%	(1,213)	-20%	(2,984)	246%
Other, net	565	10%	1,366	22%	(801)	-59%
Total other income (expense), net	(3,632)	-61%	153	2%	(3,785)	—
Loss before income taxes	(21,692)	-367%	(17,358)	-283%	(4,334)	25%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(21,692)	-367%	$(17,358)	-283%	$(4,334)	25%

Revenue

Total revenue for the quarter ended September 30, 2017 decreased by 4% to $5.9 million, compared with $6.1 million for the quarter ended September 30, 2016. In the quarter ended September 30, 2016 other revenues included $1.3 million of product development fees which did not recur in the quarter ended September 30, 2017. Product sales revenue increased 22% to $5.9 million for the quarter ended September 30, 2017, compared with $4.8 million for the quarter ended September 30, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 68% of product sales for the quarter ended September 30, 2017, compared with 73% for the quarter ended September 30, 2016.

The below table sets forth revenue by product group:

	Quarter ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$4,235	72%	$3,447	56%	$788	23%
Product sales - direct customers and distributors	$1,675	28%	1,397	23%	278	20%
Other revenues	—	0%	1,300	21%	(1,300)	—
Total revenue	$5,910	100%	$6,144	100%	$(234)	-4%

OEM Sales. Product sales to OEM customers increased 23% to $4.2 million for the quarter ended September 30, 2017, compared with $3.4 million for the quarter ended September 30, 2016. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $1.7 million for the quarter ended September 30, 2017 increased by $0.3 million compared with $1.4 million for the quarter ended September 30, 2016. This mainly consisted of direct sales in the United States which increased to $1.4 million in the quarter ended September 30, 2017 compared with $1.3 million in the quarter ended September 30, 2016 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues of $1.3 million in the quarter ended September 30, 2016 consisted of product development fees as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. There were no such revenues in the quarter ended September 30, 2017.

Cost of revenue and gross margin

Cost of revenue increased by 1% to $2.8 million for the quarter ended September 30, 2017, compared with $2.8 million for the quarter ended September 30, 2016. Cost of revenue reflected incremental costs associated with greater sales volumes, which were offset by improved product mix and efficiencies in our manufacturing operations.

Gross profit on total revenue for the quarter ended September 30, 2017 was $3.1 million, a decrease of 8% compared with $3.4 million in the quarter ended September 30, 2016. This decrease was attributable to $1.3 million of other revenues in the quarter ended September 30, 2016, which had no corresponding cost and did not recur in the quarter ended September 30, 2017, and the increase in gross margin on product sales described below.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 53% for the quarter ended September 30, 2017, compared with 55% for the quarter ended September 30, 2016. Gross margin on product sales, which excludes other revenues, was 53% for the quarter ended September 30, 2017 compared with 43% for the quarter ended September 30, 2016, due to the positive impact of our revenue hedging arrangements in the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016, improved product and customer mix and efficiencies at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $1.9 million for the quarter ended September 30, 2017, compared with $1.3 million for the quarter ended September 30, 2016. As a percentage of total revenue, sales and marketing expenses were 32% for the quarter ended September 30, 2017, compared with 21% for the quarter ended September 30, 2016. The growth in sales and marketing expense in the quarter ended September 30, 2017 was attributable to increased costs of the MosaiQ commercial team, which was established in April 2016.

Research and development expenses

	Quarter ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$13,073	221%	$14,051	229%	$(978)	-7%
Other research and development	336	6%	507	8%	(171)	-34%
Tax credits	(68)	-1%	(63)	-1%	(5)	8%
Total research and development expenses	$13,341	226%	$14,495	236%	$(1,154)	-8%

Research and development expenses decreased by 8% to $13.3 million for the quarter ended September 30, 2017, compared with $14.5 million for the quarter ended September 30, 2016. As a percentage of total revenue, research and development expenses decreased to 226% for the quarter ended September 30, 2017, compared with 236% for the quarter ended September 30, 2016.  The decrease in costs mainly reflected reduced expenditure with our development partners as the initial development of MosaiQ nears completion.

General and administrative expenses

General and administrative expenses increased by 17% to $6.0 million for the quarter ended September 30, 2017, compared with $5.1 million for the quarter ended September 30, 2016, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ and the relocation of our manufacturing facility in Scotland. We recognized $1.2 million of stock compensation expense in the quarter ended September 30, 2017 compared with $1.1 million in the quarter ended September 30, 2016. As a percentage of total revenue, general and administrative expenses increased to 101% for the quarter ended September 30, 2017, compared with 83% for the quarter ended September 30, 2016.

Other income (expense)

Net interest expense was $4.2 million for the quarter ended September 30, 2017, compared with $1.2 million for the quarter ended September 30, 2016. Interest expense in the quarter ended September 30, 2017 included $2.5 million of interest charges on our Secured Notes. Interest expense in the quarter ended September 30, 2016 included interest charges of $0.7 million on our borrowings of $30 million from MidCap Financial Trust (or MidCap), which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the quarters ended September 30, 2017 and September 30, 2016 included amortization of deferred debt issue costs of $1.4 million and $0.3 million, respectively. In the quarter ended September 30, 2017, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2017 and September 30, 2016.

Other income for the quarters ended September 30, 2017 and September 30, 2016 included $0.6 million and $1.4 million, respectively, of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Comparison of the six month periods ended September 30, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$12,136	95%	$10,561	89%	$1,575	15%
Other revenues	600	5%	1,300	11%	(700)	-54%
Total revenue	12,736	100%	11,861	100%	875	7%
Cost of revenue	5,618	44%	5,852	49%	(234)	-4%
Gross profit	7,118	56%	6,009	51%	1,109	18%
Operating expenses:
Sales and marketing	3,551	28%	2,530	21%	1,021	40%
Research and development	26,014	204%	26,296	222%	(282)	-1%
General and administrative	12,519	98%	11,072	93%	1,447	13%
Total operating expenses	42,084	330%	39,898	336%	2,186	5%
Operating (loss)	(34,966)	-275%	(33,889)	-286%	(1,077)	3%
Other income (expense):
Interest expense, net	(8,407)	-66%	(2,384)	-20%	(6,023)	253%
Other, net	1,444	11%	2,680	23%	(1,236)	-46%
Total other income (expense), net	(6,963)	-55%	296	2%	(7,259)	-2452%
Loss before income taxes	(41,929)	-329%	(33,593)	-283%	(8,336)	25%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(41,929)	-329%	$(33,593)	-283%	$(8,336)	25%

Revenue

Total revenue for the six month period ended September 30, 2017 increased by 7% to $12.7 million, compared with $11.9 million for the six month period ended September 30, 2016. Product sales revenue increased 15% to $12.1 million for the six month period ended September 30, 2017, compared with $10.6 million for the six month period ended September 30, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 74% of product sales for the six month period ended September 30, 2017, compared with 75% for the six month period ended September 30, 2016.

The below table sets forth revenue by product group:

	Six months ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$8,796	69%	$7,358	62%	$1,438	20%
Product sales - direct customers and distributors	3,340	26%	3,203	27%	137	4%
Other revenues	600	5%	1,300	11%	(700)	-54%
Total revenue	$12,736	100%	$11,861	100%	$875	7%

OEM Sales. Product sales to OEM customers increased 20% to $8.8 million for the six month period ended September 30, 2017, compared with $7.4 million for the six month period ended September 30, 2016. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $3.3 million for the six month period ended September 30, 2017 increased by 4% compared with $3.2 million for the six month period ended September 30, 2016. This mainly consisted of direct sales in the United States which increased to $2.9 million in the six month period ended September 30, 2017 compared with $2.8 million in the six month period ended September 30, 2016 as a result of recent product launches and the expansion of our customer base. This increase was offset in part by the fact that there was one fewer red cell shipping cycle to our customers in the United States in the six month period ended September 30, 2017 compared with the six month period ended September 30, 2016.

Other Revenues. Other revenues of $0.6 million in the six month period ended September 30, 2017 and $1.3 million in the six month period ended September 30, 2016, consisted of product development fees as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Cost of revenue and gross margin

Cost of revenue decreased by 4% to $5.6 million for the six month period ended September 30, 2017, compared with $5.9 million for the six month period ended September 30, 2016. Our manufacturing costs are predominantly denominated in pounds sterling and the weakening of the pound versus the dollar accounted for a decrease of $0.4 million. However, cost of revenue also reflected incremental costs associated with greater sales volumes, which were offset by improved product mix and efficiencies in our manufacturing operations.

Gross profit on total revenue for the six month period ended September 30, 2017 was $7.1 million, an increase of 18% when compared with $6.0 million in the six month period ended September 30, 2016. This was attributable to the increase in gross margin on product sales described below offset by a decrease in other revenues of $0.7 million, which have no corresponding cost.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 56% for the six month period ended September 30, 2017, compared with 51% for the six month period ended September 30, 2016. Gross margin on product sales, which excludes other revenues, was 54% for the six month period ended September 30, 2017 compared with 45% for the six month period ended September 30, 2016, due to the positive impact of foreign exchange rates, improved product and customer mix and efficiencies at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $3.6 million for the six month period ended September 30, 2017, compared with $2.5 million for the six month period ended September 30, 2016. As a percentage of total revenue, sales and marketing expenses were 28% for the six month period ended September 30, 2017, compared with 21% for the six month period ended September 30, 2016. The growth in sales and marketing expense in the six month period ended September 30, 2017 was attributable to increased costs of the MosaiQ commercial team, which was established in April 2016.

Research and development expenses

	Six months ended September 30,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$25,454	200%	$25,451	215%	$3	0%
Other research and development	696	5%	1,004	8%	(308)	-31%
Tax credits and grants	(136)	-1%	(159)	-1%	23	-14%
Total research and development expenses	$26,014	204%	$26,296	222%	$(282)	-1%

Research and development expenses decreased by 1% to $26.0 million for the six month ended September 30, 2017, compared with $26.3 million for the six month period ended September 30, 2016. As a percentage of total revenue, research and development expenses decreased to 204% for the six month period ended September 30, 2017, compared with 222% for the six month period ended September 30, 2016.  Our MosaiQ research and development expenditures were the same for the six month period ended September 30, 2017 as they were for the six month period ended September 30, 2016, but our other research and development expenditures in our reagents business were reduced as a result of the different nature of the projects underway.

General and administrative expenses

General and administrative expenses increased by 13% to $12.5 million for the six month period ended September 30, 2017, compared with $11.1 million for the six month period ended September 30, 2016. $0.5 million of the increase was due to increased stock compensation expense: we recognized $2.5 million of stock compensation expense in the six month period ended September 30, 2017 compared with $2.0 million in the six month period ended September 30, 2016. Stock compensation expense is recognized over the expected vesting period of incentive awards and the increase was mainly due to the compensation expense on awards granted since May 31, 2016, many of which have vesting terms that are conditional upon the achievement of MosaiQ development targets. In addition, in the six month period ended September 30, 2017, there were greater personnel-related costs as we move towards commercialization of MosaiQ and the relocation of our manufacturing facility in Scotland. As a percentage of total revenue, general and administrative expenses increased to 98% for the six month period ended September 30, 2017, compared with 93% for the six month period ended September 30, 2016.

Other income (expense)

Net interest expense was $8.4 million for the six month period ended September 30, 2017, compared with $2.4 million for the six month period ended September 30, 2016. Interest expense in the six month period ended September 30, 2017 included $5.0 million of interest charges on our Secured Notes. Interest expense in the six month period ended September 30, 2016 included interest charges of $1.3 million on our borrowings of $30 million from MidCap Financial Trust (or MidCap), which bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%). Interest expense in the six month periods ended September 30, 2017 and September 30, 2016 included amortization of deferred debt issue costs of $2.9 million and $0.5 million, respectively. In the six month period ended September 30, 2017, this included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2017 and September 30, 2016.

Other income for the six month periods ended September 30, 2017 and September 30, 2016 included $1.4 million and $2.7 million, respectively, of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2017, we had an accumulated deficit of $235.2 million. During the six month period ended September 30, 2017, we incurred a net loss of $41.9 million and used $32.7 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2017 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $132.8 million of gross proceeds from public offerings of our shares and warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes. On April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share which raised $48.3 million of gross proceeds before underwriting discounts and other offering expenses. As of September 30, 2017, we had cash and cash equivalents and short-term investments of $24.9 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

On October 24, 2017, we entered into subscription agreements for the private placement of (i) 7,874,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that the warrants will be exercised.

Cash Flows for the Six Month Periods Ended September 30, 2017 and 2016

Operating activities

Net cash used in operating activities was $32.6 million during the six month period ended September 30, 2017, which included net losses of $41.9 million offset by non-cash items of $11.1 million. Non-cash items were depreciation and amortization expense of $5.1 million, share-based compensation expense of $2.5 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $2.9 million and accrued preference share dividends of $0.5 million, offset by amortization of lease incentives of $0.2 million. We also experienced a net cash outflow of $1.7 million from changes in operating assets and liabilities during the period, consisting of a $1.1 million increase in inventories, a $0.5 million reduction in accounts payable and accrued liabilities and a $0.6 million reduction in accrued compensation and benefits offset by a $0.2 million decrease in accounts receivable and a $0.2 million decrease in other assets.

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

Investing activities

Net cash used in investing activities was $6.9 million for the six month period ended September 30, 2017 and $9.5 million for the six month period ended September 30, 2016. We spent $12.3 million on purchases of property and equipment in the six month period ended September 30, 2017 which was mainly related to the construction of a new manufacturing facility for our conventional reagents business, and we realized $5.4 million of net cash inflows from our investments in short-term money market funds in the six month period ended September 30, 2017. Purchases of property and equipment in the six month period ended September 30, 2016 were $9.4 million and included $1.9 million related to the MosaiQ project and $7.4 million related to our conventional reagent business.

Financing activities

Net cash provided by financing activities was $45.2 million during the six month period ended September 30, 2017, consisting of $45.3 million of net proceeds from the issuance of ordinary shares and exercise of share options offset by repayments on finance leases. Net cash provided by financing activities was $16.3 million during the six month period ended September 30, 2016, consisting of $16.4 million of net proceeds from the issuance of ordinary shares offset by $0.1 million of repayments on finance leases.

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

As of September 30, 2017, we had cash and cash equivalents and short-term investments of $19.8 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

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

We expect to fund our operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, debt or other securities, milestone payments under our distribution and supply agreement with Ortho and the sale and leaseback of our Biocampus facility in Edinburgh, Scotland. We are confident in the availability of these funding sources. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders. In particular, we will receive additional proceeds if the warrants we issued in our October 2017 private placement are exercised.  However, there can be no assurance that the warrants will be exercised.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2017.

There were no major changes in the nature of our contractual obligations and commitments between March 31, 2017 and September 30, 2017.

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

We also include in intangible assets the costs of obtaining product licenses for our products. These include external costs such as regulatory agency fees associated with the approval and bringing to market of our products once the development is complete. We amortize these over an expected product life of ten years, although if any such product ceased to be produced, we would record additional amortization at that point.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2017 or the years ended March 31, 2017, 2016 or 2015.

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

Cash, cash equivalents and cash reserve account. At September 30, 2017, we had cash and cash equivalents of $9.1 million and we also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At September 30, 2017, we had term debt of $84.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2017, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.1 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.1 million. Based on our assets and liabilities held in Swiss Francs at June 30, 2017, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.9 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.9 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1

Form of Change of Control Agreement dated as of August 7, 2017 between the Company and the following executive officers: Paul Cowan, Christopher Lindop, Edward Farrell, Jeremy Stackawitz and Roland Boyd (filed as Exhibit 10.1 to our report on Form 8-K filed on August 10, 2017 and incorporated herein by reference)

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: October 31, 2017	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors