Form 10-Q
period 2017-12-31
Quotient Ltd
filed 2018-02-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes  ☐    No  ☒

As of February 5, 2018 there were 45,588,091 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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
•

our anticipated cash needs and our expected sources of funding, including proceeds from exercises of our outstanding warrants, the issuance of additional 12% Senior Secured Notes due 2023 and the sale and leaseback of our Biocampus facility, and our estimates regarding our capital requirements and capital expenditures; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,150	$4,754
Short-term investments	27,679	16,057
Trade accounts receivable, net	2,021	2,556
Inventories	16,521	13,636
Prepaid expenses and other current assets	3,649	3,629
Total current assets	56,020	40,632
Cash reserve account	5,040	5,040
Property and equipment, net	75,894	63,530
Intangible assets, net	829	769
Total assets	$137,783	$109,971
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,316	$10,782
Accrued compensation and benefits	2,815	3,641
Accrued expenses and other current liabilities	7,611	13,509
Current portion of lease incentive	433	422
Current portion of capital lease obligation	1,764	1,374
Total current liabilities	23,939	29,728
Long-term debt	84,087	80,704
Lease incentive, less current portion	541	844
Capital lease obligation, less current portion	1,496	174
Defined benefit pension plan obligation	5,837	5,337
7% Cumulative redeemable preference shares	18,062	17,275
Total liabilities	133,962	134,062
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 45,587,931 and 29,567,698 issued and outstanding at December 31, 2017 and March 31, 2017 respectively	253,934	172,617
Additional paid in capital	23,010	15,885
Accumulated other comprehensive loss	(17,582)	(19,292)
Accumulated deficit	(255,541)	(193,301)
Total shareholders' equity (deficit)	3,821	(24,091)
Total liabilities and shareholders' equity (deficit)	$137,783	$109,971

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Product sales	$5,653	$4,841	$17,789	$15,401
Other revenues	206	—	806	1,300
Total revenue	5,859	4,841	18,595	16,701
Cost of revenue	(2,325)	(2,602)	(7,943)	(8,454)
Gross profit	3,534	2,239	10,652	8,247
Operating expenses:
Sales and marketing	(1,910)	(1,836)	(5,461)	(4,367)
Research and development, net of government grants	(11,929)	(17,183)	(37,944)	(43,479)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(986)	(1,108)	(3,458)	(3,089)
Other general and administrative expenses	(5,804)	(4,542)	(15,851)	(13,633)
Total general and administrative expense	(6,790)	(5,650)	(19,309)	(16,722)
Total operating expense	(20,629)	(24,669)	(62,714)	(64,568)
Operating loss	(17,095)	(22,430)	(52,062)	(56,321)
Other income (expense):
Interest expense, net	(3,249)	(4,168)	(11,656)	(6,552)
Other, net	33	(4,568)	1,478	(1,888)
Other expense, net	(3,216)	(8,736)	(10,178)	(8,440)
Loss before income taxes	(20,311)	(31,166)	(62,240)	(64,761)
Provision for income taxes	—	—	—	—
Net loss	$(20,311)	$(31,166)	$(62,240)	$(64,761)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(64)	$29	$409	$(310)
Change in unrealized gain on short-term investments	(7)	—	25	—
Foreign currency gain (loss)	(168)	(594)	1,144	(6,326)
Provision for pension benefit obligation	45	46	132	129
Other comprehensive income (loss), net	(194)	(519)	1,710	(6,507)
Comprehensive loss	$(20,505)	$(31,685)	$(60,530)	$(71,268)
Net loss available to ordinary shareholders - basic and diluted	$(20,311)	$(31,166)	$(62,240)	$(64,761)
Loss per share - basic and diluted	$(0.47)	$(1.06)	$(1.58)	$(2.34)
Weighted-average shares outstanding - basic and diluted	43,353,506	29,508,330	39,274,570	27,689,009

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of shares, net of issue costs of $680	15,914,683	81,206	—	—	—	81,206
Issue of shares upon exercise of incentive share options and vesting of RSUs	105,550	111	—	—	—	111
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(62,240)	(62,240)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	409	—	409
Unrealized gain on short-term investments	—	—	—	25	—	25
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	(6,922)	—	(6,922)
Retranslation of foreign entities	—	—	—	8,066	—	8,066
Provision for pension benefit obligation	—	—	—	132	—	132
Other comprehensive loss	—	—	—	1,710	—	1,710
Stock-based compensation	—	—	3,458	—	—	3,458
December 31, 2017	45,587,931	$253,934	$23,010	$(17,582)	$(255,541)	$3,821

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(62,240)	$(64,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,678	7,029
Share-based compensation	3,458	3,089
Amortization of lease incentive	(324)	(323)
Swiss pension obligation	494	489
Amortization of deferred debt issue costs	3,383	6,096
Accrued preference share dividends	788	788
Net change in assets and liabilities:
Trade accounts receivable, net	681	246
Inventories	(2,347)	(1,310)
Accounts payable and accrued liabilities	(4,066)	6,660
Accrued compensation and benefits	(886)	(85)
Other assets	456	(700)
Net cash used in operating activities	(52,925)	(42,782)
INVESTING ACTIVITIES:
Increase in short-term investments	(78,000)	(30,009)
Realization of short-term investments	66,403	—
Purchase of property and equipment	(17,343)	(15,206)
Purchase of intangible assets	(68)	(65)
Net cash used in investing activities	(29,008)	(45,280)
FINANCING ACTIVITIES:
Repayment of finance leases	(135)	(108)
Proceeds from drawdown of new debt	—	84,000
Issue costs of new debt	—	(5,493)
Repayment of debt	—	(33,450)
Proceeds from issuance of ordinary shares and warrants	84,985	16,374
Net cash generated from financing activities	84,850	61,323
Effect of exchange rate fluctuations on cash and cash equivalents	(1,521)	(3,033)
Change in cash and cash equivalents	1,396	(29,772)
Beginning cash and cash equivalents	4,754	44,100
Ending cash and cash equivalents	$6,150	$14,328
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$10,108	$1,687

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2018 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $255.5 million as of December 31, 2017. At December 31, 2017, the Company had available cash holdings and short-term investments of $33.5 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity (including up to $49 million of proceeds from the exercise of warrants issued in connection with the Company’s recent private placement of ordinary shares) and debt (including through the issuance of a further $36 million of 12% Senior Secured Notes due 2023 (the “Secured Notes”) upon the publication of successful field trial concordance data for the IH I microarray), and an expected $15 million of proceeds from the sale and leaseback of the Company's recently completed Biocampus facility in Edinburgh, Scotland. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.  In particular, there can be no assurance that the Company’s warrants will be exercised or that the Company will be able to successfully complete its field trials or the sale and leaseback of the Biocampus facility in Edinburgh, Scotland.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances except for $5.04 million at each of December 31, 2017 and March 31, 2017 held in a cash reserve account pursuant to the indenture governing the Secured Notes and $313 and $305 at December 31, 2017 and March 31, 2017, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2017 and at March 31, 2017. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2017 and March 31, 2017. This customer represented 48% and 59% of the accounts receivable balances as of December 31, 2017 and March 31, 2017, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2017 and December 31, 2016. This customer represented 63% of total product sales for the nine month period ended December 31, 2017 and 59% for the nine month period ended December 31, 2016.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2017 and March 31, 2017.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2017 or December 31, 2016.

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

Pursuant to an Umbrella Supply Agreement with Ortho, in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. During the year ended March 31, 2017, the Company recognized the milestones of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms and $800 related to the receipt of FDA approval of certain of the rare antisera products. The Company earned a milestone of $600 related to the receipt of FDA approval of the rare antisera products in the nine month period ended December 31, 2017 and, under the terms of the amended product attachment, the Company is entitled to receive a milestone payment of $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

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

Share Warrants

The Company has three classes of warrants to purchase ordinary shares outstanding: (i) warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility; (ii) warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017, and (iii) pre-funded warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017.  None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

Note 3. Intangible Assets

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,656	$(2,656)	$—	—
Brands associated with acquired cell lines	548	(141)	407	29.7 years
Product licenses	843	(421)	422	5.1 years
Other intangibles	173	(173)	—	—
Total	$4,220	$(3,391)	$829	17.1 years

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,458	$(2,458)	$—	—
Brands associated with acquired cell lines	507	(121)	386	30.4 years
Product licenses	716	(333)	383	5.4 years
Other intangibles	160	(160)	—	—
Total	$3,841	$(3,072)	$769	17.9 years

Note 4. Debt

Long-term debt comprises:

	December 31, 2017	March 31, 2017
Total debt	$84,000	$84,000
Less current portion	—	—
Long-term debt	$84,000	$84,000
Deferred debt costs and royalty liability, net of amortization	87	(3,296)
	$84,087	$80,704

The Company’s debt at December 31, 2017 comprises the Secured Notes issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

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

At December 31, 2017, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	13,440
Between 2 and 3 years	14,280
Between 3 and 4 years	16,800
Between 4 and 5 years	18,480
After 5 years	21,000
Total debt	$84,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2017	March 31, 2017
Raw materials	$10,716	$8,993
Work in progress	3,872	3,260
Finished goods	1,933	1,383
Total inventories	$16,521	$13,636

Inventory at December 31, 2017, included $9,253 of raw materials, $1,353 of work in progress and $327 of finished goods related to the MosaiQ project. Inventory at March 31, 2017, included $7,659 of raw materials and $1,415 of work in progress related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2017	March 31, 2017
Land	$1,263	$1,286
Plant and equipment	50,270	44,797
Leasehold improvements	47,412	32,343
Total property and equipment	98,945	78,426
Less: accumulated depreciation	(23,051)	(14,896)
Total property and equipment, net	$75,894	$63,530

Depreciation expenses were $2,576 and $2,370 in the quarters ended December 31, 2017 and December 31, 2016, respectively, and $7,612 and $6,967 in the nine month periods ended December 31, 2017 and December 31, 2016, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2017	March 31, 2017
Salary and related benefits	$163	$403
Accrued vacation	325	413
Accrued payroll taxes	527	325
Accrued incentive payments	1,800	2,500
Total accrued compensation and benefits	$2,815	$3,641

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	March 31, 2017
Accrued legal and professional fees	$339	$449
Accrued interest	2,126	4,640
Goods received not invoiced	2,047	932
Accrued capital expenditure	1,461	1,387
Accrued development expenditure	182	4,187
Other accrued expenses	1,456	1,914
Total accrued expenses and other current liabilities	$7,611	$13,509

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to December 31, 2017 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from January 2018 through March 2018 at £1:$1.2655 and three contracts to sell $500 and purchase pounds sterling at £1:$1.2990 in each calendar month from April 2018 through June 2018 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$9,568	$—	$9,568
Short-term investments (2)	27,679	—	—	27,679
Foreign currency forward contracts (3)	—	157	—	157
Total assets measured at fair value	$27,679	$9,725	$—	$37,404

December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,981	$—	$7,981
Short-term investments (2)	16,057	—	—	16,057
Total assets measured at fair value	$16,057	$7,981	$—	$24,038

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$252	$—	$252
Total liabilities measured at fair value	$—	$252	$—	$252

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2017	March 31, 2017	Par value
Ordinary shares	45,587,931	29,567,698	$—
Total	45,587,931	29,567,698	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
7% Cumulative Redeemable Preference shares	666,665	666,665	$27.10	$25.92
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $987 and $1,108 in the quarters ended December 31, 2017 and December 31, 2016, respectively, and $3,458 and $3,089 in the nine month periods ended December 31, 2017 and December 31, 2016, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	377,629	7.13	120
Exercised	(36,080)	3.08	—
Forfeited	(167,825)	9.17	—
Outstanding — December 31, 2017	2,122,641	$7.87	87
Exercisable —December 31, 2017	1,324,397	$7.29	76

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at December 31, 2017 was $4.95.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2017	305,525	$7.58	$7.58	$4.62
August 9, 2017	4,000	$5.41	$5.41	$3.34
October 31, 2017	67,179	$5.21	$5.21	$3.20
November 1, 2017	925	$5.11	$5.11	$3.14

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	May 24, 2017	August 9, 2017	October 31, 2017	November 1, 2017
Risk-free interest rate	2.28%	2.25%	2.38%	2.38%
Expected lives (years)	6	6	6	6
Volatility	66.10%	67.17%	66.52%	66.52%
Dividend yield	—	—	—	—
Grant date fair value (per share)	$7.58	$5.41	$5.21	$5.11
Number granted	305,525	4,000	67,179	925

A summary of the RSUs and MRSUs in issue at December 31, 2017 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	308,212	13	N/A
RSUs subject to MosaiQ milestone vesting	290,000	N/A	N/A
MRSUs with vesting based on $60 share price	114,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	127,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	166,000	N/A	Apr - Dec 2019

At December 31, 2017, 308,212 RSUs were subject to time based vesting and the weighted average remaining vesting period was 13 months.  In addition, 290,000 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ.  166,000 MRSUs were awarded on May 24, 2017, which will vest if the volume weighted average price of the Company’s ordinary shares exceeds $22 for a continuous twenty day period between April 1, 2019 and December 31, 2019. The Company determined the grant date fair value of these MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $3.20 per MRSU on May 24, 2017. The remainder of the MRSUs in issue at December 31, 2017 comprised 114,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, and 127,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period.

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Employer service cost	$401	$337	$1,192	$1,022
Interest cost	28	10	82	30
Expected return on plan assets	(30)	(15)	(87)	(46)
Amortization of prior service credit	(4)	—	(11)	—
Amortization of net loss	47	42	140	129
Net pension cost	$442	$374	$1,316	$1,135

The employer contributions for the nine month periods ended December 31, 2017 and 2016 were $823 and $646, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2018 are $1,031.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(20,311)	$(31,166)	$(62,240)	$(64,761)
Net loss available to ordinary shareholders - basic and diluted	$(20,311)	$(31,166)	$(62,240)	$(64,761)
Denominator:
Weighted-average shares outstanding - basic and diluted	43,353,506	29,508,330	39,274,570	27,689,009
Loss per share - basic and diluted	$(0.47)	$(1.06)	$(1.58)	$(2.34)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2017 and December 31, 2016 as their inclusion would have been anti-dilutive.

	December 31, 2017	December 31, 2016
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,122,641	1,826,590
Restricted share units awarded, including the multi-year performance related restricted share units	1,005,712	668,608
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.37 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	8,414,683	—
Ordinary shares issuable on exercise of warrants at $0.01 per share	550,000	—
	12,268,561	2,670,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission on May 25, 2017.

The information set forth and discussed below for the quarters and nine month periods ended December 31, 2017 and December 31, 2016 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate as one business segment with 406 employees in the United States, the United Kingdom and Switzerland as of December 31, 2017. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 47% and 53% of total revenue during the nine month periods ended December 31, 2017 and December 31, 2016, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2017, we had an accumulated deficit of $255.5 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the development and commercialization of MosaiQ. For the nine month period ended December 31, 2017, our total revenue was $18.6 million and our net loss was $62.2 million.

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

On October 24, 2017, we entered into subscription agreements for the private placement of (i) 7,864,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants, at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that the warrants will be exercised.

As of December 31, 2017, we had cash and cash equivalents and short-term investments of $38.9 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 75% for the both the nine month periods ended December 31, 2017 and December 31, 2016. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.” In the quarter ended December 31, 2017, other revenues also included the sale of two MosaiQ instruments to a development partner.

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Cost of revenue is also affected by manufacturing efficiencies and allowances for scrapped or expired material. Our gross profit represents total revenue less the cost of revenue and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 57% and 49% for the nine month periods ended December 31, 2017 and December 31, 2016, respectively. Excluding other revenues, which consist of product development fees and certain sales of MosaiQ instruments, our gross margin on product sales was 55% and 45% for the nine month periods ended December 31, 2017 and December 31, 2016, respectively. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

Results of Operations

Comparison of the Quarters ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$5,653	96%	$4,841	100%	$812	17%
Other revenues	206	4%	—	0%	206	—
Total revenue	5,859	100%	4,841	100%	1,018	21%
Cost of revenue	2,325	40%	2,602	54%	(277)	-11%
Gross profit	3,534	60%	2,239	46%	1,295	58%
Operating expenses:
Sales and marketing	1,910	33%	1,836	38%	74	4%
Research and development	11,929	204%	17,183	355%	(5,254)	-31%
General and administrative	6,790	116%	5,650	117%	1,140	20%
Total operating expenses	20,629	352%	24,669	510%	(4,040)	-16%
Operating loss	(17,095)	-292%	(22,430)	-463%	5,335	-24%
Other income (expense):
Interest expense, net	(3,249)	-55%	(4,168)	-86%	919	-22%
Other, net	33	1%	(4,568)	-94%	4,601	-101%
Total other expense, net	(3,216)	-55%	(8,736)	-180%	5,520	—
Loss before income taxes	(20,311)	-347%	(31,166)	-644%	10,855	-35%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(20,311)	-347%	$(31,166)	-644%	$10,855	-35%

Revenue

Total revenue for the quarter ended December 31, 2017 increased by 21% to $5.9 million, compared with $4.8 million for the quarter ended December 31, 2016. Product sales revenue increased 17% to $5.7 million for the quarter ended December 31, 2017, compared with $4.8 million for the quarter ended December 31, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States.

Products sold by standing purchase order were 76% of product sales for the quarter ended December 31, 2017, compared with 75% for the quarter ended December 31, 2016.

The below table sets forth revenue by product group:

	Quarter ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$3,829	65%	$3,502	72%	$327	9%
Product sales - direct customers and distributors	$1,824	31%	1,339	28%	485	36%
Other revenues	206	4%	—	0%	206	—
Total revenue	$5,859	100%	$4,841	100%	$1,018	21%

OEM Sales. Product sales to OEM customers increased 9% to $3.8 million for the quarter ended December 31, 2017, compared with $3.5 million for the quarter ended December 31, 2016. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $1.8 million for the quarter ended December 31, 2017 increased by $0.5 million compared with $1.3 million for the quarter ended December 31, 2016. This mainly consisted of direct sales in the United States which increased to $1.5 million in the quarter ended December 31, 2017 as a result of recent product launches, the expansion of our customer base and improved revenue hedging arrangements in the quarter ended December 31, 2017 as compared with the quarter ended December 31, 2016.

Other Revenues. Other revenues of $0.2 million in the quarter ended December 31, 2017 consisted of sales of MosaiQ instruments to a development partner. The cost of these instruments was included in research and development expenses. There were no such revenues in the quarter ended December 31, 2016.

Cost of revenue and gross margin

Cost of revenue decreased by 11% to $2.3 million for the quarter ended December 31, 2017, compared with $2.6 million for the quarter ended December 31, 2016. The decrease in cost of revenue reflected improved product mix and efficiencies in our manufacturing operations, which were offset in part by incremental costs associated with greater sales volumes.

Gross profit on total revenue for the quarter ended December 31, 2017 was $3.5 million, an increase of 58% compared with $2.2 million in the quarter ended December 31, 2016. This increase was attributable to the increase in gross margin on product sales described below and $0.2 million of other revenues in the quarter ended December 31, 2017 the associated cost of which was included in research and development expenses. There was no other revenue in the quarter ended December 31, 2016.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 60% for the quarter ended December 31, 2017, compared with 46% for the quarter ended December 31, 2016. Gross margin on product sales, which excludes other revenues, was 59% for the quarter ended December 31, 2017 compared with 46% for the quarter ended December 31, 2016, due to the positive impact of our revenue hedging arrangements, improved product and customer mix and efficiencies at our manufacturing facility in Edinburgh, Scotland in the quarter ended December 31, 2017 compared with the quarter ended December 31, 2016.

Sales and marketing expenses

Sales and marketing expense was $1.9 million for the quarter ended December 31, 2017, compared with $1.8 million for the quarter ended December 31, 2016. As a percentage of total revenue, sales and marketing expenses were 33% for the quarter ended December 31, 2017, compared with 38% for the quarter ended December 31, 2016. The growth in sales and marketing expense in the quarter ended December 31, 2017 was mainly attributable to increased costs of attending trade conferences in the quarter.

Research and development expenses

	Quarter ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$11,706	200%	$16,902	349%	$(5,196)	-31%
Other research and development	293	5%	441	9%	(148)	-34%
Tax credits	(70)	-1%	(160)	-3%	90	-56%
Total research and development expenses	$11,929	204%	$17,183	355%	$(5,254)	-31%

Research and development expenses decreased by 31% to $11.9 million for the quarter ended December 31, 2017, compared with $17.2 million for the quarter ended December 31, 2016. The decrease in costs mainly reflected reduced expenditure with our development partners as the initial development of MosaiQ nears completion.  In addition, research and development expenses for the quarter ended December 31, 2016 included a $2.0 million expense related to the cost of our intellectual property license with The Technology Partnership (“TTP”) for MosaiQ.  There was no equivalent TTP license expense in the quarter ended December 31, 2017.

General and administrative expenses

General and administrative expenses increased by 20% to $6.8 million for the quarter ended December 31, 2017, compared with $5.7 million for the quarter ended December 31, 2016, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ and the relocation of our manufacturing facility in Scotland. We recognized $1.0 million of stock compensation expense in the quarter ended December 31, 2017 compared with $1.1 million in the quarter ended December 31, 2016. As a percentage of total revenue, general and administrative expenses decreased to 116% for the quarter ended December 31, 2017, compared with 117% for the quarter ended December 31, 2016.

Other income (expense)

Net interest expense was $3.2 million for the quarter ended December 31, 2017, compared with $4.2 million for the quarter ended December 31, 2016. Interest expense in the quarter ended December 31, 2017 included $2.5 million of interest charges on our Secured Notes. Interest expense in the quarter ended December 31, 2016 included $2.1 million of interest charges on our Secured Notes for the period from October 14, 2016 to December 31, 2016 and $0.1 million of interest charges on our borrowings of $30 million from MidCap Financial Trust (or MidCap) for the period from October 1, 2016 to October 14, 2016. Interest expense in the quarters ended December 31, 2017 and December 31, 2016 included amortization of deferred debt issue costs of $0.5 million and $1.6 million, respectively which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2017 and December 31, 2016.

Other income for the quarter ended December 31, 2017 was comprised of $33,000 of foreign exchange gains.  Other expense for the quarter ended December 31, 2016 included $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $4.0 million of deferred debt costs related to our borrowings from MidCap, which were expensed on repayment of the MidCap borrowings.

Comparison of the nine month periods ended December 31, 2017 and 2016

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$17,789	96%	$15,401	92%	$2,388	16%
Other revenues	806	4%	1,300	8%	(494)	-38%
Total revenue	18,595	100%	16,701	100%	1,894	11%
Cost of revenue	7,943	43%	8,454	51%	(511)	-6%
Gross profit	10,652	57%	8,247	49%	2,405	29%
Operating expenses:
Sales and marketing	5,461	29%	4,367	26%	1,094	25%
Research and development	37,944	204%	43,479	260%	(5,535)	-13%
General and administrative	19,309	104%	16,722	100%	2,587	15%
Total operating expenses	62,714	337%	64,568	387%	(1,854)	-3%
Operating (loss)	(52,062)	-280%	(56,321)	-337%	4,259	-8%
Other income (expense):
Interest expense, net	(11,656)	-63%	(6,552)	-39%	(5,104)	78%
Other, net	1,478	8%	(1,888)	-11%	3,366	-178%
Total other expense, net	(10,178)	-55%	(8,440)	-51%	(1,738)	21%
Loss before income taxes	(62,240)	-335%	(64,761)	-388%	2,521	-4%
Provision for income taxes	—	—	—	—	—	—
Net loss	$(62,240)	-335%	$(64,761)	-388%	$2,521	-4%

Revenue

Total revenue for the nine month period ended December 31, 2017 increased by 11% to $18.6 million, compared with $16.7 million for the nine month period ended December 31, 2016. Product sales revenue increased 16% to $17.8 million for the nine month period ended December 31, 2017, compared with $15.4 million for the nine month period ended December 31, 2016. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 75% of product sales in both the nine month period ended December 31, 2017 and the nine month period ended December 31, 2016.

The below table sets forth revenue by product group:

	Nine months ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$12,625	68%	$10,860	65%	$1,765	16%
Product sales - direct customers and distributors	5,164	28%	4,541	27%	623	14%
Other revenues	806	4%	1,300	8%	(494)	-38%
Total revenue	$18,595	100%	$16,701	100%	$1,894	11%

OEM Sales. Product sales to OEM customers increased 16% to $12.6 million for the nine month period ended December 31, 2017, compared with $10.9 million for the nine month period ended December 31, 2016. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $5.2 million for the nine month period ended December 31, 2017 increased by 14% compared with $4.5 million for the nine month period ended December 31, 2016. This mainly consisted of direct sales in the United States which increased to $4.4 million in the nine month period ended December 31, 2017 compared with $4.2 million in the nine month period ended December 31, 2016 as a result of recent product launches, the expansion of our customer base and improved revenue hedging arrangements in the nine month period ended December 31, 2017 as compared with the nine month period ended December 31, 2016.

Other Revenues. Other revenues of $0.8 million in the nine month period ended December 31, 2017 was comprised of $0.6 million of product development fees and $0.2 million of sales of MosaiQ instruments to a development partner.  Other revenues of $1.3 million in the nine month period ended December 31, 2016, consisted entirely of product development fees.  The product development fees arose as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information.   The cost of the instruments sold to our development partner was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue decreased by 6% to $7.9 million for the nine month period ended December 31, 2017, compared with $8.5 million for the nine month period ended December 31, 2016. Our manufacturing costs are predominantly denominated in pounds sterling and the weakening of the pound versus the dollar accounted for a decrease of $0.2 million. In addition, the decrease in cost of revenue reflected improved product mix and efficiencies in our manufacturing operations, which were offset in part by incremental costs associated with greater sales volumes.

Gross profit on total revenue for the nine month period ended December 31, 2017 was $10.7 million, an increase of 29% when compared with $8.2 million in the nine month period ended December 31, 2016. This was attributable to the increase in gross margin on product sales described below offset by a decrease in other revenues of $0.5 million, for which there was no expense included in cost of revenue.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 57% for the nine month period ended December 31, 2017, compared with 49% for the nine month period ended December 31, 2016. Gross margin on product sales, which excludes other revenues, was 55% for the nine month period ended December 31, 2017 compared with 45% for the nine month period ended December 31, 2016, due to the positive impact of foreign exchange rates, improved product and customer mix and efficiencies at our manufacturing facility in Edinburgh, Scotland.

Sales and marketing expenses

Sales and marketing expense was $5.5 million for the nine month period ended December 31, 2017, compared with $4.4 million for the nine month period ended December 31, 2016. As a percentage of total revenue, sales and marketing expenses were 29% for the nine month period ended December 31, 2017, compared with 26% for the nine month period ended December 31, 2016. The growth in sales and marketing expense in the nine month period ended December 31, 2017 was primarily attributable to increased costs of the MosaiQ commercial team, which was established in April 2016.

Research and development expenses

	Nine months ended December 31,
	2017		2016		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$37,161	200%	$42,353	254%	$(5,192)	-12%
Other research and development	989	5%	1,445	9%	(456)	-32%
Tax credits and grants	(206)	-1%	(319)	-2%	113	-35%
Total research and development expenses	$37,944	204%	$43,479	260%	$(5,535)	-13%

Research and development expenses decreased by 13% to $37.9 million for the nine month ended December 31, 2017, compared with $43.5 million for the nine month period ended December 31, 2016. The decrease in costs mainly reflected reduced expenditure with our development partners as the initial development of MosaiQ nears completion. In addition, research and development expenses for the nine month period ended December 31, 2016 included a $2.0 million expense related to the cost of our intellectual property license with TTP for MosaiQ. There was no equivalent TTP license expense in the nine month period ended December 31, 2017

General and administrative expenses

General and administrative expenses increased by 15% to $19.3 million for the nine month period ended December 31, 2017, compared with $16.7 million for the nine month period ended December 31, 2016. $0.4 million of the increase was due to increased stock compensation expense: we recognized $3.5 million of stock compensation expense in the nine month period ended December 31, 2017 compared with $3.1 million in the nine month period ended December 31, 2016. Stock compensation expense is recognized over the expected vesting period of incentive awards and the increase was mainly due to the compensation expense on awards granted since May 31, 2016, many of which have vesting terms that are conditional upon the achievement of MosaiQ development targets. In addition, in the nine month period ended December 31, 2017, there were greater personnel-related costs as we move towards commercialization of MosaiQ and the relocation of our manufacturing facility in Scotland. As a percentage of total revenue, general and administrative expenses increased to 104% for the nine month period ended December 31, 2017, compared with 100% for the nine month period ended December 31, 2016.

Other income (expense)

Net interest expense was $11.7 million for the nine month period ended December 31, 2017, compared with $6.6 million for the nine month period ended December 31, 2016. Interest expense in the nine month period ended December 31, 2017 included $7.5 million of interest charges on our Secured Notes. Interest expense in the nine month period ended December 31, 2016 included $2.1 million of interest charges on our Secured Notes for the period from October 14, 2016 to December 31, 2016 and $1.4 million of interest charges on our borrowings of $30 million from MidCap for the period from January 1, 2016 to October 14, 2016. Interest expense in the nine month periods ended December 31, 2017 and December 31, 2016 included amortization of deferred debt issue costs of $3.4 million and $2.1 million, respectively which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2017 and December 31, 2016.

Other income for the nine month periods ended December 31, 2017 and December 31, 2016 included $1.5 million and $2.1 million, respectively, of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. In addition, other expense for the nine month period ended December 31, 2016 included $4.0 million of deferred debt costs related to our borrowings from MidCap, which were expensed on repayment of the MidCap borrowings.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2017, we had an accumulated deficit of $255.5 million. During the nine month period ended December 31, 2017, we incurred a net loss of $62.2 million and used $52.9 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2017 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

On October 24, 2017, we entered into subscription agreements for the private placement of (i) 7,864,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that the warrants will be exercised.

As of December 31, 2017, we had cash and cash equivalents and short-term investments of $38.9 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Nine Month Periods Ended December 31, 2017 and 2016

Operating activities

Net cash used in operating activities was $52.9 million during the nine month period ended December 31, 2017, which included net losses of $62.2 million offset by non-cash items of $15.5 million. Non-cash items were depreciation and amortization expense of $7.7 million, share-based compensation expense of $3.5 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $3.4 million and accrued preference share dividends of $0.8 million, offset by amortization of lease incentives of $0.3 million. We also experienced a net cash outflow of $6.2 million from changes in operating assets and liabilities during the period, consisting of a $2.3 million increase in inventories, a $4.1 million reduction in accounts payable and accrued liabilities and a $0.9 million reduction in accrued compensation and benefits offset by a $0.7 million decrease in accounts receivable and a $0.5 million decrease in other assets.

Net cash used in operating activities was $42.8 million during the nine month period ended December 31, 2016, which included net losses of $64.8 million offset by non-cash items of $17.2 million. Non-cash items were depreciation and amortization expense of $7.0 million, share-based compensation expense of $3.1 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $6.1 million and accrued preference share dividends of $0.8 million, offset by amortization of lease incentives of $0.3 million. We also experienced a net cash inflow of $4.8 million from changes in operating assets and liabilities during the period, consisting of a $6.7 million increase in accounts payable and accrued liabilities and a $0.2 million reduction in accounts receivable, offset by a $1.3 million increase in inventories, a $0.1 million reduction of accrued compensation and benefits and a $0.7 million increase in other assets.

Investing activities

Net cash used in investing activities was $29.0 million for the nine month period ended December 31, 2017 and $45.3 million for the nine month period ended December 31, 2016. We spent $17.3 million on purchases of property and equipment in the nine month period ended December 31, 2017, which was mainly related to the construction of a new manufacturing facility for our conventional reagents business, and we made net investments of $11.6 million in short-term money market funds in the nine month period ended December 31, 2017. We also purchased $0.1 million of intangible assets in the nine month period ended December 31, 2017. Purchases of property and equipment in the nine month period ended December 31, 2016 were $15.2 million and included $4.1 million related to the MosaiQ project and $11.1 million related to our conventional reagent business. We also invested $30.0 million in short-term money market funds and purchased $0.1 million of intangible assets in the nine month period ended December 31, 2016.

Financing activities

Net cash provided by financing activities was $84.9 million during the nine month period ended December 31, 2017, consisting of $85.0 million of net proceeds from the issuance of ordinary shares and warrants and exercise of share options offset by $0.1 million of repayments on finance leases. Net cash provided by financing activities was $61.3 million during the nine month period ended December 31, 2016, consisting of $16.4 million of net proceeds from the issuance of ordinary shares and $45.1 million of net proceeds from new debt net of issue costs and the repayment of our previous MidCap facility, offset by $0.1 million of repayments on finance leases.

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

As of December 31, 2017, we had cash and cash equivalents and short-term investments of $33.8 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

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

We expect to fund our operations in the near-term, including the continued development of MosaiQ through successful field trial completion to commercialization, from a combination of funding sources, including through the use of existing cash and short-term investment balances, the issuance of new equity, (including up to $49 million of proceeds from the exercise of warrants issued in connection with our recent private placement of ordinary shares) and debt (including through the issuance of a further $36 million of Secured Notes upon the publication of successful field trial concordance data for the IH I microarray), and an expected $15 million of proceeds from the sale and leaseback of our recently completed Biocampus facility in Edinburgh, Scotland. We are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.  In particular, there can be no assurance that our warrants will be exercised or that we will be able to successfully complete our field trials or the sale and leaseback of the Biocampus facility in Edinburgh, Scotland.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2017.

We entered into certain new capital leases during the nine month period ended December 31, 2017. The aggregate amount that will become due under these leases is $1.8 million, with $0.4 million due in less that one year, $0.8 million due in one to three years, $0.6 million due in three to five years and nothing due after more than five years. Other than these new capital leases, there were no major changes in the nature of our contractual obligations and commitments between March 31, 2017 and December 31, 2017.

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

Income taxes

We account for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of our assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing NOLs and research and development credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As a result of tax reforms enacted in the United States during the quarter ended December 31, 2017, we have reassessed the carrying value of the deferred tax assets held by our U.S. subsidiary to reflect a reduction in the tax rate applicable to the timing differences. However, there was also an offsetting effect on the valuation allowance that we carry against these deferred tax assets such that there was no overall change in the financial statements as a result of the reassessment.

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2017 or the years ended March 31, 2017, 2016 or 2015.

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

Cash, cash equivalents and cash reserve account. At December 31, 2017, we had cash and cash equivalents of $6.1 million and we also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At December 31, 2017, we had term debt of $84.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2017, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.2 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.2 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2017, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.9 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.9 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 24, 2017, we entered into subscription agreements for the private placement of (i) 7,864,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The securities were sold to accredited investors in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The aggregate gross proceeds were $40.2 million.

On November 21, 2017, the SEC declared effective our registration statement on Form S-1 (File No. 333-221470) covering the resale of the ordinary shares, the warrants and the ordinary shares underlying the warrants and the pre-funded warrants issued pursuant to these subscription agreements by the purchasers of such ordinary shares, warrants and pre-funded warrants. Our current report on Form 8-K regarding the private placement filed with the SEC on October 25, 2017 is incorporated by reference herein in its entirety.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1

Registration Rights Agreement, dated October 24, 2017, by and among Quotient Limited and the Subscribers named therein (Filed as Exhibit 4.1 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)

4.2	Form of New Warrant (Filed as Exhibit 4.2 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)
4.3	Form of Pre-Funded Warrant (Filed as Exhibit 4.3 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)
10.1

Form of Subscription Agreement, dated October 24, 2017 by an among Quotient Limited and the Subscribers named therein (filed as Exhibit 10.1 to our report on Form 8-K filed on October 25, 2017 and incorporated herein by reference)

10.2

Warrant Agent Agreement, dated December 12, 2017, between Quotient Limited and Continental Stock Transfer & Trust Co. (filed as Exhibit 10.1 to our report on Form 8-K filed on December 15, 2017 and incorporated herein by reference)

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: February 6, 2018	/s/ Paul Cowan
Paul Cowan Chief Executive Officer and Chairman of the Board of Directors