Form 10-K
period 2018-03-31
Quotient Ltd
filed 2018-05-30
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

As of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $135.4 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2017 as reported on The NASDAQ Global Market.

On May 29, 2018, the registrant had a total of 45,755,978 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

our anticipated cash needs and our expected sources of funding, including proceeds from exercises of our outstanding warrants and the issuance of additional 12% Senior Secured Notes due 2023, or the Secured Notes, and our estimates regarding our capital requirements and capital expenditures; and

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

We have a proven track record and significant expertise in product development, manufacturing and quality assurance, tailored to the highly regulated transfusion diagnostics market. We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals and independent patient testing laboratories. We also develop, manufacture and sell conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho-Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols). In March and June 2017 the FDA licensed a range of conventional reagent products developed and manufactured by us for use on instrument and semi manual testing platforms commercialized by Ortho.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of 12% Senior Secured Notes (which we refer to as the Secured Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed new conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Biocampus facility.

The Secured Notes were issued under an indenture, which provides that, so long as no event of default has occurred, we will issue an additional $36 million aggregate principal amount of the Secured Notes upon the publication of European field trial results for the MosaiQ IH Microarray described below, reflecting concordance with predicate technologies of at least 99% for antigen typing and 95% for antibody detection. In addition, in October 2017, we completed a private placement that include the issuance of warrants that are exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that our warrants will be exercised or that we will be able to successfully complete our field trials.

Our Market Opportunity

The global transfusion diagnostics market is large and well established. Total annual product sales in this market amounted to $3.3 billion in 2016, of which the United States accounted for $0.9 billion of sales. Product sales comprise the sale of kits and reagents and instruments. In 2016, we believe blood grouping accounted for $1.0 billion of product sales, disease screening using serological methods accounted for $0.7 billion of sales and disease screening using molecular methods accounted for $1.6 billion of sales. We believe product sales in 2016 to the highly concentrated donor testing market, which includes diagnostic laboratories, accounted for approximately $1.8 billion of sales, while patient testing and others accounted for the remaining $1.5 billion of sales. Performed primarily within hospitals, the patient testing market is highly fragmented.

According to the World Health Organization, 56 million blood donations were collected globally in 2013 within “high-income” countries located in North America, Western Europe and Eastern Asia. In the United States, 14 million units of whole blood and red blood cells were donated during 2013, based on data from the American Association of Blood Bankers and the American Red Cross. In addition, over 20 million plasma donations are collected each year in the United States and Europe. While plasma is not subject to blood grouping, it is subject to disease screening. We estimate that over 90 million patients are blood grouped annually in the developed world, although only a small proportion of these patients actually receive a blood transfusion.

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related to blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $225. Where a hospital requests units of blood with a specific antigen profile (for patients with blood group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but are typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2014 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $36 per sample. When an antibody screen is positive, an antibody identification procedure will be undertaken on the patient sample for which the reimbursement rate is an additional $92 per sample.

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

Our Strategy

Our strategy is based on the development and commercialization of a flexible and unique microarray technology and manufacturing capability for serological and molecular testing across a broad array of medical and life science applications.  Our initial strategic focus is on the development and commercialization of a range of consumables (or microarrays) to address the global transfusion diagnostics market.  Each microarray will incorporate existing, well characterized assays to undertake:

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

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray and MosaiQ MDS Microarray as MosaiQ Microarrays.

We manufacture the MosaiQ Microarrays at our state-of-the-art manufacturing facility located in Eysins, Switzerland.  Construction, qualification and validation of the initial manufacturing system to produce MosaiQ Microarrays was completed during 2017.

Development of assays for inclusion on the initial MosaiQ IH Microarray and MosaiQ SDS Microarray and the transfer of these assays to final manufacture was completed during 2017.

Development of the MosaiQ Instrument and formal validation is now complete and we have taken delivery of the first commercially ready MosaiQ Instrument.

Pending regulatory approval, we intend to launch the MosaiQ IH Microarray and initial MosaiQ SDS Microarray into the European donor testing market and, with our commercial partner, Ortho, launch the MosaiQ IH Microarray into the European patient testing market (in each case, with the MosaiQ Instrument). We plan to follow this initial launch with: (i) a second MosaiQ IH II Microarray comprising an expanded antigen typing panel for the donor testing market; (ii) a third MosaiQ IH III Microarray comprising the extended antigen typing panel and an expanded antibody detection panel for the patient testing market which will be commercialized by our commercial partner Ortho; and (iii) the MosaiQ SDS II Microarray incorporating assays for the detection of CMV; Syphilis; Hepatitis B, or HBV, comprising HBV Surface Antigen and HBV Core Antibody; Hepatitis C, or HCV; human immunodeficiency virus, or HIV, comprising HIV Type 1 and HIV Type 2; Human T-Lymphotropic Antibodies, or HTLV; and Chagas disease.

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

We expect to commence field trials for both the MosaiQ IH Microarray and initial MosaiQ SDS Microarray in Europe in 2018. We expect to file necessary regulatory submissions for Europe in the second half of 2018 to obtain required marketing clearances for the MosaiQ IH Microarray, and to obtain marketing clearances for the initial MosaiQ SDS Microarray before the end of fiscal year 2019. Field trials in the United States for the MosaiQ IH II Microarray and the MosaiQ SDS Microarray are expected to commence in the first half of 2019, with regulatory submissions planned to be filed shortly after completion of the field trials to obtain required marketing clearances in the United States. Field trials for the MosaiQ SDS II Microarray are expected to be completed in 2019 in Europe and the United States.

In Europe, we are currently responding to invitations to tender by major government blood collection agencies.  First commercial sales will not, however, commence in Europe until receipt of CE-Marking for the MosaiQ IH Microarray and the MosaiQ SDS Microarray. We also anticipate commercial launch of the MosaiQ IH II Microarray in Europe following a regulatory submission based upon the US field trial results, during 2019.

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

In our conventional reagent business, we have obtained FDA approvals to sell 20 new reagent products in the United States in the last 15 months.  Through this business we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators, continue to service our key OEM customers and expand the number of conventional reagent products we offer directly for sale in the United States.

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

Red blood cells (the cellular portion) and plasma (the fluid portion) are the principal components of blood. On the exterior of red blood cells are blood group antigens that determine an individual’s blood group (A, B, AB, O), or ABO group, and type (RhD positive or RhD negative), or Rh type. In addition, there are other clinically significant blood group antigens that may be present on patient and donor red blood cells. Plasma contains many different kinds of proteins, including: (i) blood group antibodies, such as Anti-A and Anti-B; (ii) unexpected blood group antibodies developed by the body in response to foreign red blood cell antigens introduced during transfusion (alloantibodies); or (iii) blood group antibodies developed following pregnancy. Blood group antibodies mirror the antigen families that are present on red blood cells. In its normal state, blood does not contain antibodies that will react with its own red blood cell antigens (autoantibodies).

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

Patient blood will typically be subject to a basic antigen typing and an antibody screen. Less than 1% of patients that have not received a blood transfusion will screen positive for an antibody. The incidence of blood group antibodies, however, increases significantly to 3 to 8% in patients who have previously received a blood transfusion and women that have given birth to two or more children. When an antibody screen proves positive, a complex and time-consuming procedure will be performed by skilled technicians to identify all clinically significant blood group antibodies in the patient’s plasma. This largely manual process may take two to six hours to complete, although more complex cases can take one or more days to complete. Antibody identification represents a significant cost to hospitals, particularly those that treat large numbers of chronically transfused patients. Reagents used for antibody identification also have a short shelf life, typically being shipped on a 28-day cycle, making management of blood grouping reagent inventories more complex with increased waste.

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

Donor Testing

In the developed world, the testing of donated blood is primarily completed by donor collection agencies. In the United States, following the merger of the testing laboratory operations of the American Red Cross (or ARC) with Creative Testing Solutions (or CTS), effective on January 1, 2018, one organization tests approximately 75% of the U.S. blood supply. Throughout Western Europe, Japan, Australia and Canada, national collection agencies, or a small number of regional collection agencies, typically collect and test all donated blood. Currently, donor testing laboratories must adopt multiple instrument platforms, as well as undertake complex manual testing procedures for extended antigen typing or antibody identification, to complete the required testing for donated blood. Maintaining multiple instrument platforms requires complex quality control and assurance procedures, along with costly service and support infrastructures.

Single instrument platforms for each testing procedure have typically been adopted within and across laboratory networks. In addition, donor testing laboratories typically utilize costly manual testing techniques to identify antigen negative donor units and to carry out any antibody identification procedures required.

Patient Testing

Patients are typically blood grouped in hospitals. Large-to-medium-sized hospitals will generally adopt one of several semi-automated instrument platforms to perform basic blood grouping procedures. These instruments employ either column agglutination technology supplied by companies such as Ortho, Bio-Rad and Grifols, or solid-phase microplate technologies supplied by companies such as Immucor. These platforms offer only a limited number of blood grouping tests per testing run and are therefore cumbersome, especially if a more comprehensive characterization of the patient’s blood is required. Consequently, laboratories that have adopted a blood grouping instrument platform will continue to use manual or semi-manual techniques to undertake more complex procedures, such as antibody identification or extended antigen typing.

Because of the continued need for manual testing, many small-to-medium-sized hospitals choose not to adopt existing instrument platforms. Instead, they will use manual or semi-manual techniques for basic blood grouping. Complex procedures, such as antibody identification, may also be outsourced to independent testing laboratories by these hospitals. We believe the continued requirement for manual testing and drawbacks of existing instrument platforms for blood grouping have limited the attraction of offering blood grouping services to hospitals by large independent testing laboratories, such as LabCorp and Quest Diagnostics.

The MosaiQ Solution for Transfusion Diagnostics

We have initially developed MosaiQ to address the comprehensive needs of the global transfusion diagnostics market. We believe MosaiQ has the potential to transform transfusion diagnostics by substantially reducing costs and offering a range of operational efficiencies within donor and patient testing laboratories, while improving patient outcomes through the more complete characterization of donor and patient blood.

Specifically, we have initially developed MosaiQ to:

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

We have designed MosaiQ leveraging our expertise in transfusion diagnostics. MosaiQ combines novel manufacturing techniques and well-characterized blood grouping and disease screening tests to create multiplex testing microarrays for use on a high-throughput instrument, the MosaiQ Instrument. Through miniaturization, we plan to combine a full portfolio of existing serological tests on two distinct microarrays for use on MosaiQ – one for blood grouping or immunohematology (or IH) and one for serological disease screening (or SDS). We are also developing a third microarray for molecular disease screening (or MDS).  We expect there to be multiple variants of each microarray depending upon the stage of development and the end markets in which we expect the MosaiQ Microarrays will be adopted.

In a donor testing environment, the MosaiQ IH Microarray and the MosaiQ SDS Microarray have been designed to run simultaneously, utilizing the same donor sample and the same MosaiQ Instrument. The MosaiQ MDS Microarray would also be utilized in a donor testing environment. In a patient testing environment, only MosaiQ IH Microarrays would be utilized.

Our novel approach incorporates existing, well-characterized tests for blood group antigens and antibodies on a single consumable for the global market. Each MosaiQ IH Microarray consists of two microarrays – one for antigen typing (comprising printed monoclonal antibodies) and one for antibody detection/identification (comprising printed human red blood cells). We believe MosaiQ, when launched, will be the only commercially available automation platform capable of offering this breadth of testing on a single consumable.

The MosaiQ SDS Microarray has been designed to incorporate all tests required to meet current regulatory requirements for serological disease screening of donor blood and source plasma in the markets in which we intend to operate. Initially we will include tests to screen serologically for Syphilis and CMV, and subsequently in the MosaiQ SDS II microarray, we plan to include additional tests for HBV, HCV, HIV, HTLV and Chagas disease. The MosaiQ SDS Microarray has additional capacity to incorporate further serological disease screening tests should it be necessary in the future.

The MosaiQ MDS Microarray is being designed to incorporate all mandated tests required to meet current regulatory requirements for molecular disease screening for donor blood and source plasma in the markets in which we intend to operate. We plan to include molecular tests to screen for HBV, HCV, HIV, West Nile virus and Zika.

MosaiQ Microarrays are manufactured using a novel, patented printing technology we have further developed with TTP plc, or TTP, a leading European technology development company. This print technology enables us to industrialize the manufacture of MosaiQ Microarrays. We have an exclusive license for the use of this technology in our fields of use and we are not aware of any alternative technology suitable and commercially available for this purpose.

We have developed a high-throughput, floor standing MosaiQ Instrument for use by both donor collection agencies and medium to large-sized hospitals. The MosaiQ Instrument has been designed to process up to 3,000 microarrays per day (assuming three eight-hour shifts), giving a capacity to test up to 1,500 donor samples (utilizing a MosaiQ IH Microarray and a MosaiQ SDS Microarray) or 3,000 patient samples (utilizing MosaiQ IH Microarrays only). The MosaiQ Instrument can complete the comprehensive characterization of donor or patient blood in less than 35 minutes and has the capability to prioritize urgent patient sample testing, commonly referred to as STAT testing.

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

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ Instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. We took delivery of the first commercially ready MosaiQ Instrument in the fourth calendar quarter of 2017.

We are also collaborating with key potential donor and patient testing customers on the development of MosaiQ. This group includes the ARC and CTS, along with several other major hospitals, donor collection organizations and reference laboratories.

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

We manufacture our conventional reagent products at our Edinburgh, Scotland manufacturing facility using our own cell lines or from raw materials purchased from a limited number of suppliers. We believe we have good relationships with our suppliers. We are in the process of replacing and expanding our existing facility in Edinburgh for the development and manufacture of conventional reagent products. The new Biocampus facility was completed in January 2018 and we expect to complete the relocation to and validation of the new facility before the end of 2018.

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 55 conventional reagent products focused on blood grouping and we have 12 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve 845 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 29% of our product sales in the years ended March 31, 2018 and 2017.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 71% of product sales in the years ended March 31, 2018 and 2017. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 61% and 60% of our product sales in the years ended March 31, 2018 and 2017, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. Several of these products have now received CE-Marking for sale in Europe and have been approved for sale in the United States by the FDA.  We have filed an updated application with the FDA to cover the use of the products on Ortho’s automation platforms in the United States. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which is the initial manufacturing site for MosaiQ Microarrays.

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

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through September 30, 2021. We have paid $3 million under this agreement to date, with the balance due in instalments which commence in September 2018. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale.

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

STRATEC Biomedical AG (“STRATEC”)

We entered into a development agreement with STRATEC pursuant to which it developed a high-throughput instrument for MosaiQ, The MosaiQ Instrument. The project development timeline ran through the end of 2017. STRATEC’s fees under this agreement totaled €13.1 million in aggregate, or $16.1 million using exchange rates on March 31, 2018.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of MosaiQ Instruments during the six years following delivery of the first field trial instruments. Our aggregate remaining obligation under this agreement totals €58.5 million, or $72.1 million using exchange rates on March 31, 2018. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

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

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and customers. In the United States, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2018, we had 17 employees engaged worldwide in sales, marketing and customer service functions for the conventional reagents business.

Ortho-Clinical Diagnostics

On January 29, 2015, we entered into a distribution and supply agreement with Ortho (the Ortho Agreement) to sell and distribute MosaiQ Microarrays within the $3.3 billion global transfusion diagnostics market. We have retained all rights to commercialize MosaiQ in North America, the European Union and certain Asia-Pacific territories (excluding Japan) for the donor testing market. Pursuant to the Ortho Agreement, and for an initial term of 20 years, Ortho will exclusively commercialize MosaiQ for the global patient testing market (for blood grouping), as well as the donor testing market (for blood grouping and donor disease screening) in territories other than those in which we will commercialize MosaiQ. We will be responsible for the manufacture of all products (instruments, MosaiQ Microarrays and ancillary products) associated with MosaiQ and have retained all other commercial rights to MosaiQ. Ortho has a right of first offer where we decide to commercialize MosaiQ with a third party for an application other than blood grouping. We have also agreed with Ortho to explore opportunities to develop and commercialize MosaiQ in other diagnostics applications outside of blood grouping and serological disease screening, utilizing the combined knowledge and expertise of both parties.

Ortho has agreed to pay us certain one-time payments upon the achievement of regulatory and commercial milestones totaling in the aggregate $59 million. These milestones primarily relate to the approval and launch of MosaiQ in the United States and the European Union for blood grouping. Ortho has also agreed to reimburse us for the cost of goods sold incurred for MosaiQ Instruments and associated replacement parts sold to Ortho, as well as the cost of ancillary products sold to Ortho. A transfer price mechanism for MosaiQ IH Microarrays and MosaiQ SDS Microarrays sold to Ortho has also been established, which will increase as a percentage of net sales based on agreed-upon revenue milestones. In addition, a basis for calculating minimum transfer prices for MosaiQ IH Microarrays, instruments and ancillary products has also been agreed.

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

Research and Development

Our research and development efforts are focused on the further development of MosaiQ and new conventional reagent products. We believe we have assembled an experienced research and development team with the scientific talent needed to develop new products that leverage our significant blood grouping expertise. We believe our experience in developing tests based on existing serological testing methods will allow us to conceive, develop and validate comprehensive multiplex tests utilizing MosaiQ.

As of March 31, 2018, we had 182 employees engaged in research and development functions.

Customer Funding and Reimbursement

In the United States, our products are not directly subject to reimbursement by governmental or commercial third-party payors for health care services. The costs and expenses related to donor blood grouping and disease screening are typically included in the price to a hospital of a unit of blood. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third-party payor, but absorbed within the reimbursement structure of a broader medical procedure. We supply products to our customers, including hospitals, donor testing laboratories, independent testing laboratories and OEM customers based on negotiated prices.

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

In January 2018, we filed a provisional U.S. patent application relating to methods and kits for detecting nucleic acids, antigens and antibodies in a sample using a microarray platform, in addition to a method for the amplification of nucleic acids.

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

The European Commission is the legislative body responsible for directives with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union includes most of the major countries in Europe, while other countries, such as Switzerland, are not part of the EEA and have voluntarily adopted laws and regulations that generally mirror those of the European Union with respect to medical devices. The European Union has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices, including IVDs. Devices that comply with the requirements of a relevant directive, including the IVD Directive (Directive 98/79 EC), will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and EEA. On May 26, 2017, the European Union adopted a new regulatory framework, the In Vitro Diagnostic Regulation (IVDR 17/746), or IVDR, which replaces the IVD Directive. Our products in the European Union will have to comply with the IVDR requirements after May 26, 2022. Until that time, our products must continue to meet the requirements of IVD Directive for commercialization in the European Union.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2018 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Franz Walt	58	Chief Executive Officer
Christopher Lindop	60	Chief Financial Officer
Jeremy Stackawitz	43	President
Edward Farrell	48	President
Roland Boyd	61	Group Financial Controller & Treasurer

Franz Walt, Chief Executive Officer

Mr. Walt, 58, joined the Board of Directors in February 2018 and was appointed Interim Chief Executive Officer upon the retirement of Mr. Paul Cowan in March 2018 and was subsequently appointed Chief Executive Officer in May 2018. Mr. Walt served as President of Siemens Healthineers Laboratory Diagnostics, the laboratory diagnostics provider within the healthcare division of Siemens AG, the German based conglomerate, from March 2014 to December 2017. From January 2012 to February 2014, Mr. Walt was the Senior Vice President and head of Siemen Healthineers’ Diagnostic Division North America. Prior to joining Siemens Healthineers, from June 1989 to November 2011, Mr. Walt served in various capacities at F. Hoffman-La Roche Ltd., a Swiss based healthcare company that develops diagnostics and therapeutic products, including as Geschäftsführer (CEO) of Roche Diagnostics GmbH in Mannheim from January 2007 to November 2011, and as a board member of the Roche Diagnostic Executive Committee (DiaEC), from November 1998 to December 2006. During his time as a board member of the DiaEC, Mr. Walt served, among other capacities, as President and Consejero Delegado (CEO) of Roche Diagnostics Spain and Regional President for the LATAM Region from October 2004 to December 2006, and as Managing Director of Roche Diagnostics Asia Pacific Pte Ltd. and Regional President for the APAC Region from November 1998 to September 2004. Mr. Walt holds undergraduate degrees in management from the IMAKA Institute of Management in Zürich, and in marketing from the Swiss Institute of Economics in Zürich, and an MBA from City University of Seattle.

Christopher Lindop, Chief Financial Officer

Christopher Lindop joined us in February 2017 and serves as our Chief Financial Officer. Mr. Lindop previously served as chief financial officer from January 2007 until June 2016 and as executive vice president of business development from August 2007 until May 2016 of Haemonetics Corporation (NYSE:HAE), a global leader in blood processing technology. From September 2003 to December 2006, he served as chief financial officer of Inverness Medical Innovations, Inc., a global developer, manufacturer and marketer of medical diagnostic products. From June 2002 to September 2003, he served as an audit partner with the Boston office of Ernst & Young LLP, an accounting firm. From 1991 to 2002, he served as an audit partner with the Boston office of Arthur Andersen LLP, an accounting firm. In addition, Mr. Lindop served as a director of Parexel International Corporation (NASD: PRXL) from 2006 to its sale in 2017, where he acted as chairman of the audit and finance committee and as a member of the nominating and governance committee. He holds a B.A. in Business from the University of Strathclyde (Scotland).

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

Employees

As of March 31, 2018, we had 407 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

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

Corporate Information

Quotient Limited is a limited liability no par value company incorporated under the laws of Jersey, Channel Islands. Our registered address is 28 Esplanade, St Helier, JE2 3QA, Jersey, Channel Islands. Our agent for service of process is our wholly owned U.S. subsidiary, Quotient Biodiagnostics, Inc., 301 South State Street, Suite S-204, Newtown, Pennsylvania 18940. We were incorporated in Jersey, Channel Islands in 2012. Our principal executive offices are located at B1, Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland, and our telephone number is 011-41-22-716-9800. Our website address is www.quotientbd.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2018, we had an accumulated deficit of $275.6 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the continued development of MosaiQ to commercialization, from a combination of funding sources, including with existing cash and short-term investment balances, and the issuance of new equity, debt or other securities. Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of MosaiQ, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control.  Furthermore, the indenture governing the Secured Notes contains limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing shareholders.   In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

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

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ. Our ability to successfully commercialize MosaiQ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;
•	our ability to successfully complete field trial studies;
•	our ability to obtain and maintain FDA and other regulatory authorizations;
•	threats posed by competing technologies;
•	our, Ortho’s or any other commercial partner’s, ability to market MosaiQ to donor collection agencies, hospitals and independent testing laboratories;
•	our ability to successfully optimize the individual tests to be included on the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties associated with the design, build or operation of the manufacturing system for the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties associated with the design, manufacture or operation of the MosaiQ Instrument;
•	the occurrence of unforeseen technical difficulties in the design or development of software and the integration of the MosaiQ Microarrays, the MosaiQ Instrument and software;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and
•	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

Development and commercialization of novel products, such as MosaiQ, is inherently uncertain. At any point, we may abandon development of MosaiQ or we may be required to expend considerable resources addressing unforeseen technical challenges or otherwise to complete and commercialize MosaiQ, which would adversely impact potential revenue and our expenses. In addition, any delay in the commercialization of MosaiQ would provide others with additional time to commercialize competing products, which in turn may adversely affect our growth prospects and operating results. Although we believe that our cost estimates and our project completion and commercialization schedule for MosaiQ are reasonable, we cannot assure you that the actual costs or time required to complete the project will not substantially exceed our current estimates.

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

Among other things, our manufacturing facility will be subject to pre-approval inspection by the FDA and other applicable regulators. In addition, we are required to perform field trial studies to obtain regulatory authorizations for MosaiQ. Field trial studies are subject to factors within and outside of our control and the outcome of these studies is uncertain. For example, success in performance evaluation studies may not be replicated in later field trial studies. There is no guarantee that our analytical testing will meet the FDA’s or other regulatory authorities’ requirements, that our field trial studies will be successful, that the FDA or other regulatory authorities will provide marketing authorization for MosaiQ based on the studies we have completed or, if we obtain market authorization, that the prognostic information that may be reported will differentiate MosaiQ from alternatives in the United States or other markets. Even if our field trials are successful and we obtain the necessary regulatory authorizations, the regulatory review process will still take time and require material expenditures.

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

While we have developed the manufacturing system for MosaiQ Microarrays, there can be no assurance that we will be able to manufacture MosaiQ Microarrays at a scale that is adequate for our increasing commercial needs. We may face significant or unforeseen difficulties in manufacturing the MosaiQ Microarrays, including but not limited to:

•	technical issues relating to manufacturing products on a commercial scale at reasonable cost, and in a reasonable time frame;
•	difficulty meeting demand or timing requirements for Microarray orders due to excessive costs or lack of capacity for part or all of an operation or process;
•	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our manufacturing systems or perform certain required operations;
•	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and
•	increases in raw material or component supply cost or an inability to obtain certain critical supplies needed to complete our manufacturing processes.

These and other difficulties may only become apparent when scaling up the manufacturing of the MosaiQ Microarrays to more substantive commercial scale. In the event our MosaiQ Microarrays cannot be manufactured in sufficient commercial quantities, market acceptance of MosaiQ could be harmed, our prospects could be significantly impacted and our financial prospects would be materially harmed.

We cannot accurately predict the volume or timing of any future sales for MosaiQ, making the timing of any such revenues difficult to predict.

Our limited commercialization experience makes it difficult to evaluate our business and predict our prospects. We may be faced with lengthy customer evaluation and approval processes associated with MosaiQ.  Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer adoption of MosaiQ, which may not result in revenue generation. As such, we cannot accurately predict the volume or timing of any future sales for MosaiQ.

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

MosaiQ may not gain sufficient market acceptance by donor collection agencies, hospitals and independent testing laboratories. If the product does not achieve an adequate level of acceptance by these critical customer groups, our future revenue growth and profitability would be materially impacted. The degree of market acceptance of MosaiQ will depend on many factors, including:

•

the efficacy and potential advantages of MosaiQ over alternative technologies, techniques and products, including both conventional technologies such as existing testing methods from Ortho, Immucor, Bio-Rad, Grifols, Danaher, Abbott and Roche, as well as new technologies from such companies or new competitors;

•	limitations contained in the approved labeling for MosaiQ;
•	the willingness of our target customers to transition from existing technologies, products and procedures and to adopt MosaiQ;
•	our ability to offer attractive pricing for MosaiQ;
•	the strength of marketing and distribution support and the timing of market introduction of competitive products; and
•	outcomes from field trial studies, the regulatory approval process, and other publicity concerning MosaiQ or competing products.

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

Our commercialization plan for MosaiQ in the patient testing market depends on our distribution and supply agreement with Ortho, and we may enter into additional distribution or sales arrangements in the future that may subject us to similar risks.

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

We may also enter into additional distribution or sales arrangements to commercialize MosaiQ in other markets.  To the extent that we enter into other distribution or sales arrangements, our product revenue is likely to be lower than if we directly market or sell MosaiQ. In addition, any revenue we receive will depend in whole or in part upon the efforts of third parties, which may not be successful and will generally not be within our control. If we are not successful in commercializing MosaiQ through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We have leased a manufacturing facility in Eysins, Switzerland, which is presently the principal manufacturing site for the MosaiQ Microarrays. Final approval of the MosaiQ Microarray manufacturing system is subject to many risks, including the fact that, in connection with products that will be sold in the United States, this new facility will be subject to a pre-approval inspection by the FDA, and, in connection with products sold outside the United States, this new facility will be subject to pre-approval inspection by applicable foreign regulators, which could prevent or delay the launch of MosaiQ.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 71% of our total revenues and product sales to Ortho accounted for 61% of our total revenues in the year ended March 31, 2018. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

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

If we are unable to maintain or redeploy our network of direct sales representatives, we may not be able to generate anticipated sales of our current or future products.

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

We face significant competition in the transfusion diagnostics market. We currently compete with established diagnostic companies that design, manufacture and market instruments and microarrays for blood grouping. We believe our principal competitors in the transfusion diagnostics market are Ortho, Immucor, Bio-Rad, Grifols, Danaher, Abbott and Roche.

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

Our current competitors are either privately owned, publicly-traded companies or are divisions of publicly-traded companies, and enjoy many competitive advantages over us, including:

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

It is critical to our success that we anticipate changes in technology and customer requirements and to successfully introduce, on a timely and cost-effective basis, new, enhanced and competitive technologies that meet the needs of current and prospective customers. If we do not successfully innovate and introduce new technology into our product lines or manage the transitions to new product offerings, our revenues, results of operations and business will be adversely impacted. Competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We may face increased competition in the future if existing companies and competitors develop new or improved products and if new companies enter the market with new technologies.

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

All our conventional reagent products are currently produced in our existing Edinburgh, Scotland manufacturing facility. While we believe we have reliable suppliers of raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of our existing Edinburgh, Scotland facility and we currently have no alternative manufacturing capabilities qualified. Therefore, if a catastrophic event occurred at our existing Edinburgh, Scotland facility, such as a fire or contamination, many of our products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA and other regulatory authorities. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Our customers, including our U.S. commercial operations, receive all of their conventional reagent products from our Edinburgh, Scotland manufacturing facility. If circumstances arose that disrupted our international distribution of products from Edinburgh, we would need to establish an alternate distribution channel, which may take both time and expense to establish.

The landlord for our existing Edinburgh, Scotland manufacturing operation is Scottish National Blood Transfusion Service, or SNBTS. The lease on our existing Edinburgh, Scotland facility ends in December 2018.

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

We have recently completed the Biocampus facility, a new, expanded manufacturing facility for our conventional reagent products, the transition to which carries with it operational, quality and regulatory risks that could result in an interruption of product availability, the risk of overlapping operations with duplicative costs, and the delay or prevention of the launch of new products.

To meet expected future demand for our conventional reagent products, we have built the Biocampus facility, a new expanded manufacturing facility near Edinburgh, Scotland near our existing manufacturing facility. We expect to complete the relocation to and validation of the Biocampus facility before the end of December 2018.  Moving our manufacturing operations to a new facility may result in overlapping operations and duplicative costs during the transition period. Furthermore, changes in our manufacturing process or procedure, including a change in the location where our products are manufactured, will require prior FDA review and approval of the manufacturing process and procedures. Any new facility will be subject to a pre-approval inspection by the FDA and would again require us to demonstrate product comparability to the FDA. There are comparable foreign requirements as well. This review may be costly and time consuming and could delay or prevent the manufacture of our conventional reagent products.  In addition, the lease for our existing manufacturing facility expires in December 2018.  If we don't complete the relocation and validation of our new conventional reagents manufacturing facility before this lease ends, we may not be able to manufacture and conventional reagent products.

We generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities.

A significant proportion of our revenues are earned in U.S. Dollars but the costs of our manufacturing operations are payable mainly in Pounds Sterling while the costs of MosaiQ development are payable mainly in Swiss Francs. As a result, fluctuations in foreign currency exchange rates against the U.S. Dollar could impact our financial results adversely. A significant percentage of our future costs will be incurred in international locations.

Engaging in international business also involves many difficulties and risks, including:

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

The sale and use of products or services based on our technologies could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect, which resulted in the failure to adequately perform the analysis for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We maintain product liability insurance that we believe is adequate for our business. However, there can be no assurance that insurance coverage for these risks will continue to be available or, if available, that it will be sufficient to cover potential claims or that the present level of coverage will continue to be available at a reasonable cost. Our existing insurance may have to be increased in the future if we are successful at introducing new transfusion diagnostics products and this will increase our costs. Under certain of our customer and license agreements, we have agreed to provide indemnification for product liability claims arising out of the use of our products. If we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments.

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

We may also be subject to warranty claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results. If we experience a product performance problem, we may be required to, or may voluntarily recall or suspend selling the products until the problem is resolved. Depending on the product as well as the availability of acceptable substitutes, such a product recall or suspension could significantly impact our operating results.

The outcome of any future disputes, claims and litigation could have a material adverse impact on our business, financial condition and results of operations.

We may, from time to time, be party to litigation in the normal course of business, including class action and product liability lawsuits. Due to the inherent uncertainties of litigation, it is not possible to predict the outcome of these lawsuits or determine the amount of any potential losses we may incur. In the event we are required or determine to pay amounts in connection with any such lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We are highly dependent on our senior management team and other key employees, and our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. We have entered into employment agreements with our executive officers and senior managers, but none of these agreements guarantees the service of the individual for a specified period. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

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

Additionally, we may not be able to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. For example, our distribution and supply agreement with Ortho provides for a six-person steering committee composed of three of our representatives and three of Ortho's representatives, which provides liaison, coordination and strategic planning with regard to development and regulatory approval of MosaiQ and the sale and distribution of MosaiQ Instruments and Microarrays by Ortho. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Government Regulation

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the election of Mr. Donald Trump as president of the United States and the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as “Brexit,” are uncertain.  These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade.  Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability.

Efforts to repeal and replace the U.S. Patient Protection and Affordable Care Act (or the PPACA) have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions requirements mandated by the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. In addition, as part of the December 2017 Tax Cuts and Jobs Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. The PPACA significantly impacted the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Our conventional reagent products are manufactured in Scotland and our MosaiQ Instruments and Microarrays will be manufactured in Germany and Switzerland, respectively. There have been public announcements by members of the U.S. Congress, President Trump and his administration regarding the possible implementation of a border tax, tariff or increase in custom duties on products manufactured outside of and imported into the United States, as well as the renegotiation of U.S. trade agreements, and, in March 2018, President Trump issued two proclamations imposing tariffs on imports of certain steel and aluminum products. The implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

Lastly, the British government has begun negotiating the terms of the United Kingdom’s future relationship with the European Union. On December 8, 2017, the United Kingdom reached an agreement in principle with the European Union on certain areas under consideration as part of the first phase of negotiations on the terms of its exit from the European Union. Although it is unknown what the final terms will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

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

If any of our products were to fail to perform in the manner represented during review of the product application, particularly concerning clinical performance, one or more of these agencies could place restrictions on the labeling, marketing, distribution or use of the product, require us to modify or cease manufacturing and selling that product, or even recall previously-placed products, and, if the product must be modified in order to resolve the problem, to resubmit the product for market authorization before we could sell it again. Depending upon the product, and the availability of acceptable substitutes, such an agency action could result in significantly reduced revenues and earnings for an indefinite period.

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

We may also receive warning letters or untitled letters regarding compliance with current good manufacturing practices at one or more of our manufacturing facilities.

Any regulatory approval or clearance of a product may also be subject to limitations on the indicated uses for which the product may be marketed. If the FDA or another regulatory body determines that our promotional materials, training or other activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might act if they consider our training or promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under applicable statutory authorities, such as laws prohibiting false claims for reimbursement. Additionally, we may be required to conduct costly post-market testing and we may be required to report adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturing problems or failure to comply with regulatory requirements may result in restrictions on such products or manufacturing processes. Other potential consequences include revisions to the approved labeling, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties.

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

Obtaining FDA and other regulatory clearances or approvals for MosaiQ and our newly developed conventional reagent products can be time-consuming, expensive and uncertain. It can take from several months to several years from the date of submission of the application, and generally requires detailed and comprehensive scientific and clinical data. As with all blood transfusion products, the FDA and other regulatory authorities reserve the right to redefine the regulatory path at the time of submission or during the review process, and could require a more burdensome approach than we currently anticipate. Notwithstanding the time and expense, there is no assurance that marketing authorizations will be granted or that agency reviews will not involve delays that would adversely affect our ability to commercialize our products, including MosaiQ.  Even if we were to obtain regulatory approval or clearance, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those uses.

Our use of biological and hazardous materials and wastes requires us to comply with regulatory requirements, including environmental, health and safety laws, regulations and permitting requirements and subjects us to significant costs and exposes us to potential liabilities.

The handling of materials used in the manufacture of transfusion diagnostics products involves the controlled use of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood donations. Our business and facilities and those of our suppliers are subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling and disposal of, and exposure to, such materials and wastes. In addition, the collection and use of health data in the European Union is governed by the recently-enacted General Data Protection Regulation (or GDPR). The GPDR extends the geographical scope of European Union data protection law to non-E.U. entities under certain conditions, tightens existing European Union data protection principles and creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.

Additionally, under some environmental laws and regulations, we could be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. A failure to comply with current or future environmental laws and regulations, including the failure to obtain, maintain or comply with any required permits, could result in severe fines or penalties. Any such expenses or liability could have a significant negative impact on our business, results of operations and financial condition. In addition, we may be required to incur significant costs to comply with regulatory requirements in the future.

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

The federal Physician Payment Sunshine Act requirements under the PPACA require manufacturers of drugs, devices, biologics and medical supplies to report to HHS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Certain state laws and regulations also require the reporting of certain items of value provided to health care professionals.

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

Our operations are subject to anti-corruption laws, including the UK Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We, Ortho and our other commercial partners operate in many jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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
•

it is possible that the patents we own, or in which have exclusive license rights may not provide us with any competitive advantages or may be challenged by third parties and found to be invalid or unenforceable;

•	any patents we obtain or exclusively license may expire before, or within a limited period after, the products and services relating to such patents are commercialized;

•	we may not develop or acquire additional proprietary products and technologies that are patentable; and
•	others may acquire patents that could be asserted against us in a manner that could have an adverse effect on our business.

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the U.S. Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms U.S. patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. It is too early to determine what the effect or impact the AIA will have on the operation of our business and the protection and enforcement of our intellectual property. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issues on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent to carry on our business. If another party has filed a U.S. patent application covering an invention this is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or PTO, or a court to determine priority of invention in the United States, for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

We rely on licenses to various proprietary technologies that are material to our business, including the development of MosaiQ. We have entered into an exclusive license with TTP, to use patented technologies to enable high volume manufacturing of MosaiQ Microarrays. In addition, STRATEC Biomedical AG, or STRATEC, has agreed to grant us licenses to certain of its pre-existing technologies, and has granted us licenses to its technologies that were developed under our development agreement with it for the MosaiQ Instrument. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses. If we were to lose access to these licenses, we would be unable to manufacture MosaiQ Microarrays or commercialize MosaiQ Instruments until we obtained access to a comparable technology.

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

Certain of our licenses contain, and any future licenses may contain, provisions that allow the licensor to terminate the license upon the occurrence of certain events, such as material breach by us or our insolvency. For example, the TTP license is for uses that include antigen typing, antibody detection and serological screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics, and nucleic acid sequencing. If any of certain agreed upon license payments are not made by us when due, we will lose the license to the additional purposes, but not the initial purpose. TTP may terminate its license agreement with us if we assist another party in disputing the validity and/or scope of any of TTP’s patented intellectual property covered by the agreement. If the licensors of the technologies we rely on were to terminate our license agreements, the commercialization of MosaiQ could be prevented or delayed, and we may be unable to find a suitable replacement technology at an acceptable cost or at all. Our rights under each of the licenses may be subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of fees. If we breach any of our license agreements and fail to cure the breach within any applicable cure period, our licensors may take action against us, including termination of the applicable license. Determining the scope of our licenses and related obligations can be difficult and could lead to disputes between us and the licensors. An unfavorable resolution of such a dispute could lead to termination of the license to which a dispute relates. If a licensor terminates a license agreement because of a breach by us that we fail to timely cure, we might no longer have the right to produce or sell some or all of our products and we may be subject to other liabilities, which could have a material adverse effect on our business.

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

Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. Other entities may have or obtain patents or other intellectual property rights that could limit our ability to manufacture or commercialize MosaiQ, or may claim that our research, development and commercialization activities infringe patents or other intellectual property rights owned by them of which we may be unaware because the relevant patent applications may have been filed but not yet published. Certain of our competitors and other companies have substantial patent portfolios, and may attempt to use patent litigation as a means to obtain a competitive advantage or to extract licensing revenue. In addition to patent infringement claims, we may also be subject to other claims relating to the violation of intellectual property rights, such as claims that we have misappropriated trade secrets or infringed third party trademarks. The risks of being involved in such litigation may also increase as we gain greater visibility as a public company and as we gain commercial acceptance of our products and move into new markets and applications for our products.

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

In addition to the risks associated with patent rights, the laws in some foreign jurisdictions may not provide protection for our trade secrets and other intellectual property. If our trade secrets or other intellectual property are misappropriated in foreign jurisdictions, we may be without adequate remedies to address these issues. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property in foreign jurisdictions. These agreements may provide for contractual remedies in the event of misappropriation, but we do not know to what extent, if any, these agreements and any remedies for their breach, will be enforced by a foreign court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our prospects will likely diminish. The sale of products that infringe our intellectual property rights, particularly if such products are offered at a lower cost, could negatively impact our ability to achieve commercial success and may materially and adversely harm our business.

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

We rely on trade secrets to protect our proprietary know how and technological advances, particularly where we do not believe patent protection is appropriate or obtainable. Nevertheless, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, third party collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements generally require that the other party to the agreement keep confidential and not disclose to third parties all confidential information developed by us or made known to the other party by us during the course of the other party’s relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to seek to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. Further, courts outside the United States may be less willing to protect trade secrets. In addition, others may independently discover our trade secrets and proprietary information and therefore be free to use such trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. In addition, our trade secrets and proprietary information may be misappropriated because of breaches of our electronic or physical security systems in which case we may have no legal recourse. Failure to obtain, or maintain, trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until March 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following March 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the price of our ordinary shares may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The price of our ordinary shares is likely to be volatile, and purchasers of our ordinary shares could incur substantial losses.

Like other emerging life sciences companies, the market price of our ordinary shares is likely to be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

•	fluctuations in our results of operations;
•	delays in the planned commercialization of MosaiQ;
•	speed and timing of adoption of MosaiQ by key target customers;
•	our ability to enter new markets;
•	negative publicity;
•

changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally, conditions in the financial markets and the perception of our ability to raise additional funding;

•	regulatory developments affecting MosaiQ or our industry, including announcement of new adverse regulatory decisions affecting our industry or MosaiQ;
•	announcements of studies and reports relating to our products, including MosaiQ, or those of our competitors;
•	changes in economic performance or market valuations of our competitors;
•	actual or anticipated fluctuations in our annual and quarterly financial results;
•	conditions in the industries in which we operate;
•	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;
•	additions to or departures of our key executives and employees;
•	fluctuations of exchange rates;
•	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares subject to such restrictions; and
•	sales or perceived sales of additional ordinary shares.

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

The trading market for our ordinary shares depends on the research and reports that securities analysts publish about our business and our company. We do not have any control over these analysts. There is no guarantee that securities analysts will continue to cover our ordinary shares. If securities analysts do not cover our ordinary shares, the lack of research coverage may adversely affect the market price of our ordinary shares. If our shares are the subject of an unfavorable report, our share price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline, irrespective of the underlying performance of our business.

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 45,646,424 ordinary shares as of March 31, 2018, of which approximately 34,879,491 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. Approximately 10,766,933 ordinary shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2018, 9,140,208 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $5.60 per share and 2,096,283 ordinary shares were subject to outstanding options at a weighted exercise price of $7.79 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

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

Galen Partners LLP own a significant percentage of our ordinary shares and will be able to exercise significant influence over matters subject to shareholder approval.

Certain entities affiliated with Galen Partners LLP hold a substantial percentage of our outstanding ordinary shares. These shareholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our ordinary shares.

We incur increased costs as a result of being a public company whose ordinary shares are publicly traded in the United States and our management must devote substantial time to public company compliance programs.

As a public company, we have incurred and will continue to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Our insurance costs have increased, particularly for directors and officers’ liability insurance. Such costs may further increase in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and remuneration committee, and qualified executive officers.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we cease to be an emerging growth company, will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. During the evaluation of our internal controls over financial reporting, we identified a material weakness in our internal controls, and concluded that our internal controls over financial reporting was not effective as of March 31, 2018. For additional information, see "Item 9A. Management's Annual Report on Internal Control Over Financial Reporting." We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

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

These factors could contribute to lower prices and larger spreads in the bid and ask price for our ordinary shares. You may also not be able to resell your ordinary shares at or above the price you paid for such ordinary shares or at all.

The dilutive effect of our warrants and options could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our ordinary shareholders.

As of March 31, 2018, there were outstanding warrants (i) to purchase 64,000 of our ordinary shares at an exercise price of $9.375 per share, (ii) to purchase 111,525 of our ordinary shares at an exercise price of $16.14 per share, (iii) to purchase 8,414,683 ordinary shares at $5.80 per share and (iv) to purchase 550,000 ordinary shares at $0.01 per share. In addition, as of March 31, 2018, there were outstanding options to purchase 2,096,283 ordinary shares at a weighted average exercise price of $7.79 per share. These warrants and options are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s or option's exercise price. To the extent such warrants and options are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2018 and do not expect to be a PFIC for the taxable year ending March 31, 2019 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

U.S. withholding tax could apply to a portion of certain payments on the ordinary shares.

The United States has enacted rules, commonly referred to as “FATCA,” that generally impose a reporting and withholding regime with respect to certain U.S. source payments (including dividends and interest), gross proceeds from the disposition of property that can produce U.S. source interest and dividends and certain payments made by entities that are classified as financial institutions under FATCA. The governments of Jersey, Channel Islands and the United States have entered into an agreement with respect to the implementation of FATCA. Under this agreement, we do not expect to be subject to withholding under FATCA on any payments we receive. Similarly, as currently drafted, we do not expect that withholding under FATCA will apply to payments on the ordinary shares. However, significant aspects of whether or how FATCA will apply to non-U.S. issuers like us remain unclear, and no assurance can be given that withholding under FATCA will not become relevant with respect to payments on the ordinary shares in the future. Even if FATCA were to become relevant to payments on the shares, it would not be applicable earlier than January 1, 2019. Prospective investors should consult their own tax advisors regarding the potential impact of FATCA, including the agreement relating to FATCA between the governments of Jersey and the United States, to an investment in the ordinary shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal manufacturing site for MosaiQ Microarrays are located in Eysins, Switzerland. Our UK corporate offices and other office facilities, a development laboratory facility and our manufacturing facilities for conventional reagent products are located near Edinburgh, Scotland. Our U.S. corporate offices are located in Newtown, Pennsylvania. The table below provides selected information regarding our existing facilities, all of which are leased.

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Offices/Development Laboratory and New Conventional Reagents Manufacturing Facility (Biocampus)	Edinburgh, Scotland	27,400	59,800	September 30, 2052
Manufacturing Operations—Conventional Reagents (Existing Facility)	Edinburgh, Scotland	6,200	16,000	December 31, 2018
MosaiQ Laboratory Facility	Edinburgh, Scotland	3,600	3,600	December 31, 2018
Corporate Headquarters and Manufacturing Operations—MosaiQ	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Offices	Newtown, PA, USA	1,200	—	November 30, 2018
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	May 31, 2018

We are in the process of moving our conventional reagents manufacturing operations and our Edinburgh MosaiQ laboratories to the Biocampus facility, our new facility in Edinburgh Scotland which was completed earlier in 2018 and we expect to be able to vacate our other Edinburgh facilities before December 31, 2018.  We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the NASDAQ Global Market. On May 29, 2018, the last reported sale price of our ordinary shares on NASDAQ was $7.29 per share.

The following table sets forth the high and low sales price per ordinary share reported on NASDAQ as traded for each of the quarters indicated:

	High	Low
Fiscal Year Ended March 31, 2018
Fourth Quarter	$6.39	$2.78
Third Quarter	$5.64	$4.09
Second Quarter	$7.52	$3.22
First Quarter	$7.74	$5.96
Fiscal Year Ended March 31, 2017
Fourth Quarter	$7.10	$4.54
Third Quarter	$8.42	$3.75
Second Quarter	$8.64	$5.67
First Quarter	$12.96	$7.25

Shareholders

On May 29, 2018, there were 24 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

Dividends

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to pay dividends. Any future determination as to the declaration and payment of dividends, if any, will be made at the complete discretion of our Board of Directors and will depend on then existing conditions, including our results of operations, financial conditions, contractual restrictions (including under the indenture for the Secured Notes), capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from May 27, 2014 (the date the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on NASDAQ) through March 31, 2018 against the cumulative total return for the same period on the NASDAQ Stock Market Composite Index and the NASDAQ Healthcare Index. The results are based on an assumed $100 invested on May 27, 2014.

$0  $50  $100  $150  $200  $250  $300  COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*  AMONG QUOTIENT LIMITED, THE NASDAQ STOCK MARKET COMPOSITE INDEX  AND THE NASDAQ HEALTHCARE INDEX  $0  $50  $100  $150  $200  $250  $300  COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*  AMONG QUOTIENT LIMITED, THE NASDAQ STOCK MARKET COMPOSITE INDEX  AND THE NASDAQ HEALTHCARE INDEX  3/31/18  2/28/181/31/1812/31/1711/30/1710/31/179/30/178/31/177/31/176/30/175/31/174/30/173/31/172/28/171/31/1712/31/1611/30/1610/31/169/30/168/31/167/31/166/30/165/31/164/30/163/31/162/29/161/31/1612/31/1511/30/1510/31/159/30/158/31/157/31/156/30/155/31/154/30/153/31/152/28/151/31/1512/31/1411/30/1410/31/149/30/148/31/147/31/146/30/145/31/145/27/14  QUOTIENT LIMITED NASDAQ HEALTHCARE INDEX NASDAQ COMPOSITE  * $100 invested on 5/27/14 in stock or index- including reinvestment of dividends.  46 Months ended March 31, 2018

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2018:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	2,869,662	$5.69	278,760
Equity compensation plans not approved by shareholders	—	—	—
(1)

Composed of the 2012 Option Plan, pursuant to which 501,829 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $2.29, and the 2014 Stock Incentive Plan, pursuant to which 2,367,833 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $6.41.  At March 31, 2018, 278,760 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

Recent Sale of Unregistered Securities

Since April 1, 2017, we issued the following securities that were not registered under the Securities Act.

On October 24, 2017, we entered into subscription agreements with certain institutional and individual accredited investors for the private placement of (i) 7,864,683 newly issued ordinary shares, at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. Affiliates of our company, including Galen Partners LLP, our largest shareholder, and certain of our officers and directors, purchased, in the aggregate, 526,758 new ordinary shares and 526,758 new warrants in the private placement. The above issuance was exempt from registration under the Securities Act under Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. No underwriters were used in connection with the foregoing transaction. Each purchaser of securities in such transaction represented that he was an accredited investor as defined in Regulation D with no present intention of distributing any of such securities or any arrangement or understanding with any other persons regarding the distribution of such securities, and appropriate legends were affixed to the securities.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of March 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2015 and 2014 and the consolidated balance sheet data as of March 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$23,913	$20,127	$18,022	$17,658	$16,987
Other revenues	819	2,100	500	750	2,768
Total revenue	24,732	22,227	18,522	18,408	19,755
Cost of revenue	(10,471)	(10,844)	(9,658)	(9,763)	(8,406)
Gross profit	14,261	11,383	8,864	8,645	11,349
Operating expenses:
Sales and marketing	(7,347)	(5,660)	(3,073)	(2,750)	(2,705)
Research and development, net of government grants	(51,202)	(57,064)	(28,781)	(19,216)	(8,066)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,156)	(4,221)	(2,004)	(1,138)	(933)
Other general and administrative expenses	(21,544)	(18,497)	(24,094)	(15,255)	(8,537)
Total general and administrative expense	(25,700)	(22,718)	(26,098)	(16,393)	(9,470)
Total operating expense	(84,249)	(85,442)	(57,952)	(38,359)	(20,241)
Operating loss	(69,988)	(74,059)	(49,088)	(29,714)	(8,892)
Other income (expense):
Interest expense, net	(15,365)	(9,903)	(4,151)	(2,315)	(1,076)
Change in financial liability for share warrants	—	—	15,857	(22,966)	—
Other, net	2,366	(1,107)	3,504	(4,064)	(197)
Other income (expense), net	(12,999)	(11,010)	15,210	(29,345)	(1,273)
Loss before income taxes	(82,987)	(85,069)	(33,878)	(59,059)	(10,165)
Provision for income taxes	649	—	—	—	—
Net loss	$(82,338)	$(85,069)	$(33,878)	$(59,059)	$(10,165)
Net loss available to ordinary shareholders - basic and diluted	$(82,338)	$(85,069)	$(33,878)	$(59,059)	$(10,165)
Loss per share - basic and diluted	$(2.02)	$(3.02)	$(1.73)	$(4.00)	$(54.41)
Weighted-average shares outstanding - basic and diluted	40,839,309	28,145,472	19,558,152	14,773,386	186,817

	As of March 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$20,165	$4,754	$44,100	$37,525	$7,192
Short-term investments	5,669	16,057	—	—	—
Total assets	123,841	109,971	119,750	80,204	28,296
Long-term debt	85,063	80,704	27,910	9,853	13,593
Total liabilities	138,472	134,062	73,027	81,819	30,581
Total shareholders' funds (deficit)	$(14,631)	$(24,091)	$46,723	$(1,615)	$(31,536)

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

Overview

We were incorporated in Jersey, Channel Islands on January 18, 2012. On February 16, 2012, we acquired the entire issued share capital of Alba Bioscience Limited (or Alba), Quotient Biodiagnostics, Inc. (or QBDI) and QBD (QSIP) Limited (or QSIP) from Quotient Biodiagnostics Group Limited (or QBDG), our predecessor.

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

We currently operate as one business segment with over 400 employees in the United Kingdom, Switzerland and the United States. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 48%, 49% and 52% of total revenue during the years ended March 31, 2018, 2017 and 2016, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2018, we had an accumulated deficit of $275.6 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $24.7 million for the year ended March 31, 2018, 22.2 million for the year ended March 31, 2017, and $18.5 million for the year ended March 31, 2016. Our net loss was $82.3 million for the year ended March 31, 2018, $85.1 million for the year ended March 31, 2017, and $33.9 million for the year ended March 31, 2016.

From our incorporation in 2012 to March 31, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $132.8 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

During the fiscal year ended March 31, 2018, on April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share which raised $48.3 million of gross proceeds before underwriting discounts and other offering expenses.

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

In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed Biocampus facility, near Edinburgh, Scotland.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 75% for the year ended March 31, 2018, 76% for the year ended March 31, 2017 and 73% for the year ended March 31, 2016. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.” In the year ended March 31, 2018, other revenues also included the sale of two MosaiQ instruments to a development partner.

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, and gross margin represents gross profit expressed as a percentage of total revenue. Our gross margin was 58% for year ended March 31, 2018, 51% for year ended March 31, 2017 and 48% for the year ended March 31, 2016. Excluding other revenues, which consist of product development fees and certain sales of MosaiQ instruments and related products, our gross margin on product sales, which excludes other revenues, was 56% for the year ended March 31, 2018, 46% for the year ended March 31, 2017 and 46% for the year ended March 31, 2016. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

Our research and development expenses include costs associated with performing research, development, field trials and our regulatory activities, as well as production costs incurred in advance of the commercial launch of MosaiQ. Research and development expenses include research personnel-related expenses, fees for contractual and consulting services, travel costs, laboratory supplies and depreciation of laboratory equipment. In the year ended March 31, 2017 these expenses also included $2 million in respect of the costs of our intellectual property license with TTP relating to MosaiQ.

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016 with the purchasers of the Secured Notes. See Note 3 “Debt” and Note 8 “Ordinary and Preference Shares – Preference shares” to our consolidated financial statements included in this Annual Report for additional information.

Other income (expense), net consists primarily of realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. Other income (expense) also includes exceptional costs related to deferred debt issue costs expensed on the repayment of debt facilities and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2018 and 2017— Other income (expense)” and “—Results of Operations— Comparison of Years ended March 31, 2017 and 2016— Other income (expense).” In the years ended March 31, 2016, net other expense also includes the change in the fair value of our warrants issued in 2014 at the time of our initial public offering.

Provision for income taxes in the year ended March 31, 2018 reflected a reduction in the valuation allowance against deferred tax assets in a subsidiary as a result of an improvement in the profitability of this subsidiary. No provision for income taxes arose in prior years.

Results of Operations

Comparison of Years ended March 31, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$23,913	97%	$20,127	91%	$3,786	19%
Other revenues	819	3%	2,100	9%	(1,281)	-61%
Total revenue	24,732	100%	22,227	100%	2,505	11%
Cost of revenue	10,471	42%	10,844	49%	(373)	-3%
Gross profit	14,261	58%	11,383	51%	2,878	25%
Operating expenses:
Sales and marketing	7,347	30%	5,660	25%	1,687	30%
Research and development	51,202	207%	57,064	257%	(5,862)	-10%
General and administrative	25,700	104%	22,718	102%	2,982	13%
Total operating expenses	84,249	341%	85,442	384%	(1,193)	-1%
Operating (loss)	(69,988)	-283%	(74,059)	-333%	4,071	-5%
Other income (expense):
Interest expense, net	(15,365)	-62%	(9,903)	-45%	(5,462)	55%
Other, net	2,366	10%	(1,107)	-5%	3,473	-314%
Total other expense, net	(12,999)	-53%	(11,010)	-50%	(1,989)	18%
Loss before income taxes	(82,987)	-336%	(85,069)	-383%	2,082	-2%
Provision for income taxes	649	3%	—	—	649	100%
Net loss	$(82,338)	-333%	$(85,069)	-383%	$2,731	-3%

Revenue

Product sales revenue increased by 19% to $23.9 million for the year ended March 31, 2018, compared with $20.1 million for the year ended March 31, 2017. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 75% of product sales for the year ended March 31, 2018, compared with 76% for the year ended March 31, 2017. Total revenue for the years ended March 31, 2018 and 2017 also included other revenues of $0.8 million and $2.1 million, respectively. Total revenue increased by 11% to $24.7 million for the year ended March 31, 2018, compared with $22.2 million for the year ended March 31, 2017.

The below table sets forth revenue by product group:

	Year ended March 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$16,900	68%	$14,216	64%	$2,684	19%
Product sales - direct customers and distributors	7,013	28%	5,911	27%	1,102	19%
Other revenues	819	3%	2,100	9%	(1,281)	-61%
Total revenue	$24,732	100%	$22,227	100%	$2,505	11%

OEM Sales. Product sales to OEM customers increased 19% to $16.9 million for the year ended March 31, 2018, compared with $14.2 million for the year ended March 31, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales increased 19% to $7.0 million for the year ended March 31, 2018 compared with $5.9 million for the year ended March 31, 2017. This mainly consisted of direct sales in the United States which increased to $5.9 million in the year ended March 31, 2018 compared with $5.5 million in the year ended March 31, 2017 as a result of recent product launches, the expansion of our customer base and improved revenue hedging arrangements in the year ended March 31, 2018 as compared with the year ended March 31, 2017.

Other Revenues. Other revenues of $0.8 million for the year ended March 31, 2018 consisted of $0.6 of product development fees and $0.2 million of sales of MosaiQ instruments and related products to a development partner. Other revenues of $2.1 million in the year ended March 31, 2017, consisted entirely of product development fees. The product development fees in both years arose as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information. The cost of the instruments sold to our development partner was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue decreased by 3% to $10.5 million for the year ended March 31, 2018, compared with $10.8 million for the year ended March 31, 2017. The decrease in cost of revenue reflected improved product mix and efficiencies in our manufacturing operations, which were offset in part by incremental costs associated with greater sales volumes.

Gross profit on total revenue in the year ended March 31, 2018 was $14.3 million, an increase of 25% when compared with $11.4 million in the year ended March 31, 2017. This increase was attributable to the increase in gross margin on product sales described below offset in part by a reduction of $1.3 million of other revenues in the year ended March 31, 2017 the associated cost of which was included in research and development expenses.

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 58% for the year ended March 31, 2018, compared with 51% for the year ended March 31, 2017. Gross margin on product sales, which excludes other revenues, was 56% for the year ended March 31, 2018, compared with 46% for the year ended March 31, 2017 due to the positive impact of our revenue hedging arrangements, improved product and customer mix and efficiencies at our existing manufacturing facility in Edinburgh, Scotland in the year ended March 31, 2018 compared with the year ended March 31, 2017.

Sales and marketing expenses

Sales and marketing expense increased by 30% to $7.3 million for the year ended March 31, 2018, compared with $5.7 million for the year ended March 31, 2017. The growth in sales and marketing expenses in the year ended March 31, 2018 was mainly attributable to the MosaiQ commercial team, which was established in April 2016.

Research and development expenses

	Year ended March 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$50,187	203%	$55,610	250%	$(5,423)	-10%
Other research and development	1,293	5%	1,858	8%	(565)	-30%
Tax credits	(278)	-1%	(404)	-2%	126	-31%
Total research and development expenses	$51,202	207%	$57,064	257%	$(5,862)	-10%

Research and development expenses decreased by $5.9 million to $51.2 million for the year ended March 31, 2018, compared with $57.1 million for the year ended March 31, 2017. The decrease in costs mainly reflected reduced expenditure with our development partners as the initial development of MosaiQ nears completion. In addition, research and development expenses for the year ended March 31, 2017 included a $2.0 million expense related to the cost of our intellectual property license with TTP for MosaiQ.  There was no equivalent TTP license expense in the year ended March 31, 2018.

General and administrative expenses

General and administrative expenses increased 13% to $25.7 million for the year ended March 31, 2018, compared with $22.7 million for the year ended March 31, 2017. We recognized $4.2 million of stock compensation expense in the year ended March 31, 2018 compared with $4.2 million in the year ended March 31, 2017. Stock compensation expense is recognized over the expected vesting period of incentive awards. In the year ended March 31, 2018, there were greater personnel-related costs as a result of our preparations for the commercialization of MosaiQ and our relocation to the Biocampus facility. As a percentage of total revenue, general and administrative expenses increased to 104% for the year ended March 31, 2018, compared with 102% for the year ended March 31, 2017.

Other income (expense)

Net interest expense was $15.4 million for the year ended March 31, 2018, compared with $9.9 million for the year ended March 31, 2017. Interest expense in the year ended March 31, 2018 included $10.1 million of interest charges on our Secured Notes. Interest expense in the year ended March 31, 2017 included $4.6 million of interest charges on the Secured Notes for the period from October 14, 2016 to March 31, 2017 and $1.4 million of interest charges on our borrowings under our former secured term loan facility with MidCap Financial Trust (or MidCap) from April 1, 2016 to October 14, 2016. Borrowings from Midcap amounted to $30.0 million from April 1, 2016 to October 14, 2016, bore interest at LIBOR plus 6.7% (with a LIBOR floor of 2.00%) and were repaid from the proceeds of the issue of the Secured Notes. Interest expense in the years ended March 31, 2018 and March 31, 2017 included amortization of deferred debt issue costs of $4.4 million and $2.7 million, respectively which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. In each of the years ended March 31, 2018 and March 31, 2017, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. In addition, in the year ended March 31, 2018 we earned interest income of $0.2 million on our money market deposits.

Other income for the year ended March 31, 2018 included $2.4 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. Other expense for the year ended March 31, 2017 included $4.0 million of deferred debt costs related to our borrowings from MidCap, which were expensed on repayment of the MidCap borrowings, offset by $2.9 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2018 reflected a reduction in the valuation allowance against deferred tax assets in a subsidiary as a result of an improvement in the profitability of this subsidiary. No provision for income taxes arose in the year ended March 31, 2017.

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

Sales and marketing expenses

Sales and marketing expense increased by 84% to $5.7 million for the year ended March 31, 2017, compared with $3.1 million for the year ended March 31, 2016. As a percentage of revenue, sales and marketing expenses were 25% for the year ended March 31, 2017 compared with 17% for the year ended March 31, 2016. The growth in sales and marketing expenses in the year ended March 31, 2017 was mainly attributable to the MosaiQ commercial team, which was established in April 2016. In addition, as described below under “General and administrative expenses”, following the year ended March 31, 2016, a number of roles evolved from general administration, management and planning to the performance of more focused commercial activities.  As such, the associated personnel costs and related expenses were categorized as sales and marketing expenses in the year ended March 31, 2017.

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

Research and development expenses increased by $28.3 million to $57.1 million for the year ended March 31, 2017, compared with $28.8 million for the year ended March 31, 2016. As a percentage of total revenue, research and development expenses increased to 257% for the year ended March 31, 2017, compared with 155% for the year ended March 31, 2016. This reflected incremental costs associated with the commercial scale-up of MosaiQ, including initial production costs, which are currently expensed as research and development. We started to depreciate the main MosaiQ manufacturing equipment in April 2016 and depreciation expense included in research and development amounted to $9.0 million compared with $2.5 million in the year ended March 31, 2016. Research and development expenses for the year ended March 31, 2017 also included a $2.0 million expense related to the costs of our intellectual property license with TTP for MosaiQ. There was no equivalent license expense in the year ended March 31, 2016. In addition, as described below under “General and administrative expenses”, following the year ended March 31, 2016, a number of roles evolved from general administration, management and planning to the performance of more focused pre-production activities. As such, the associated personnel costs and related expenses were categorized as research and development expenses in the year ended March 31, 2017.

Tax credits amounted to $0.4 million in both the year ended March 31, 2017 and the year ended March 31, 2016.

General and administrative expenses

General and administrative expenses were $22.7 million for the year ended March 31, 2017, compared with $26.1 million for the year ended March 31, 2016. Greater personnel-related costs, increased facility rental charges and increased corporate costs were offset by the effect of changes in the primary activities of certain MosaiQ managerial and support personnel over the year ended March 31, 2017. Specifically, following the year ended March 31, 2016, a number of roles evolved from general administration, management and planning to the performance of more focused pre-production or commercial activities. As such, the associated personnel and related expenses were categorized as research and development or sales and marketing in the year ended March 31, 2017. We recognized $4.2 million of stock compensation expense in the year ended March 31, 2017 compared with $2.0 million in the year ended March 31, 2016. As a percentage of total revenue, general and administrative expenses decreased to 102% for the year ended March 31, 2017, compared with 141% for the year ended March 31, 2016.

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

	2018	2017				2016
	Mar 31	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30
	(in thousands, except percentages)
Revenue:
Product sales	$6,124	$5,653	$5,910	$6,226	$4,726	$4,841	$4,844	$5,717
Other revenues	13	206	—	600	800	—	1,300	—
Total revenue	6,137	5,859	5,910	6,826	5,526	4,841	6,144	5,717
Cost of revenue	(2,528)	(2,325)	(2,786)	(2,832)	(2,390)	(2,602)	(2,761)	(3,091)
Gross profit	3,609	3,534	3,124	3,994	3,136	2,239	3,383	2,626
Operating expenses:
Sales and marketing	(1,886)	(1,910)	(1,869)	(1,682)	(1,294)	(1,836)	(1,273)	(1,257)
Research and development	(13,259)	(11,929)	(13,341)	(12,673)	(13,585)	(17,183)	(14,495)	(11,801)
General and administrative	(6,391)	(6,790)	(5,974)	(6,545)	(5,996)	(5,650)	(5,126)	(5,946)
Total operating expenses	(21,536)	(20,629)	(21,184)	(20,900)	(20,875)	(24,669)	(20,894)	(19,004)
Operating profit (loss)	(17,927)	(17,095)	(18,060)	(16,906)	(17,739)	(22,430)	(17,511)	(16,378)
Other income (expense):
Interest expense, net	(3,709)	(3,249)	(4,197)	(4,210)	(3,351)	(4,168)	(1,213)	(1,171)
Other, net	888	33	565	880	781	(4,568)	1,366	1,314
Total other income (expense), net	(2,821)	(3,216)	(3,632)	(3,330)	(2,570)	(8,736)	153	143
Loss before income taxes	(20,748)	(20,311)	(21,692)	(20,236)	(20,309)	(31,166)	(17,358)	(16,235)
Provision for income taxes	649	—	—	—	—	—	—	—
Net loss	$(20,099)	$(20,311)	$(21,692)	$(20,236)	$(20,309)	$(31,166)	$(17,358)	$(16,235)
% of Product Sales from Standing Purchase Orders	77%	76%	68%	79%	81%	75%	73%	76%
Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2018 and in fiscal 2017, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project and milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $275.6 million. During the year ended March 31, 2018, we incurred a net loss of $82.3 million and used $68.4 million of cash for operating activities. During the year ended March 31, 2017, we incurred a net loss of $85.1 million and used $56.2 million of cash for operating activities. We incurred a net loss of $33.9 million and used $47.0 million of cash for operating activities during the year ended March 31, 2016. As described under results of operations, our use of cash during the years ended March 31, 2018 and March 31, 2017 was primarily attributable to our investment in the development of MosaiQ, the construction of the Biocampus facility near Edinburgh, Scotland and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2017, we have raised $70.6 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $132.8 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

During the fiscal year ended March 31, 2018, on April 10, 2017, we completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share which raised $48.3 million of gross proceeds before underwriting discounts and other offering expenses.

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

In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed Biocampus facility, near Edinburgh, Scotland.

As of March 31, 2018, we had cash and cash equivalents and short-term investments of $30.9 million, including $5.4 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

Cash Flows for the Years Ended March 31, 2018 and 2017

Operating activities

Net cash used in operating activities was $68.4 million during the year ended March 31, 2018, which included net losses of $82.3 million and non-cash items of $19.5 million. Non-cash items were depreciation and amortization expense of $10.4 million, share-based compensation expense of $4.2 million, Swiss pension costs of $0.7 million, amortization of deferred debt issue costs of $4.4 million and accrued preference share dividends of $1.0 million, offset by deferred income taxes of $0.6 million and amortization of lease incentives of $0.4 million. We also experienced a net cash outflow of $5.6 million from changes in operating assets and liabilities during the period, consisting of a $3.3 million reduction in accounts payable and accrued liabilities, a $1.7 million increase in inventories, a $0.1 million increase in accounts receivable and a $2.1 million increase in other assets offset by a $1.6 million increase in accrued compensation and benefits.

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

Investing activities

Net cash from investing activities was $3.3 million in the year ended March 31, 2018 and net cash used in investing activities was $36.3 million in the year ended March 31, 2017. We invested $16.0 million in a short-term money market fund in the year ended March 31, 2017 and withdrew $10.4 million in the year ended March 31, 2018. Purchases of property and equipment in the years ended March 31, 2018 and March 31, 2017 were $21.6 million and $20.2 million, respectively. Most of these expenditures related to the construction of the Biocampus facility and we generated $14.7 million, net of a rent deposit payment in the year ended March 31, 2018 from the sale and leaseback of this building.  We also invested $0.2 million and $0.1 million in the years ended March 31, 2018 and March 31, 2017, respectively, on new product licenses within our conventional reagent operations.

Financing activities

Net cash provided by financing activities was $83.3 million (including our April 2017 public offering of ordinary shares and our October 2017 private placement of ordinary shares and warrants) during the year ended March 31, 2018, consisting of $85.0 million of net proceeds from the issuance of ordinary shares and warrants and exercise of share options offset by $1.7 million of repayments on finance leases.

Net cash provided by financing activities was $56.5 million during the year ended March 31, 2017, consisting primarily of net proceeds of $16.4 million from our August 2016 public offering of ordinary shares, $0.3 million from the issue of other ordinary shares and $45.0 million of proceeds from new debt net of issue costs and repayment of our previous MidCap facility, offset by $5.0 million paid into a cash reserve account maintained with the collateral agent for the Secured Notes and $0.1 million of repayments on finance leases.

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

Investing activities

Net cash used in investing activities was $36.3 million and $29.0 million for the years ended March 31, 2017 and 2016, respectively. We invested $16.0 million in a short-term money market fund in the year ended March 31, 2017. Purchases of property and equipment in the year ended March 31, 2017 were $20.2 million and included $4.3 million related to the MosaiQ project and $15.9 million related to our conventional reagent business, $15.2 million of which related to the construction the Biocampus facility. In the year ended March 31, 2017, we also invested $0.1 million on new product licenses within our conventional reagent operations. Purchases of property and equipment in the year ended March 31, 2016 were $28.9 million and included $24.5 million related to the MosaiQ project and $4.4 million related to our conventional reagent business. We also invested $0.1 million on new product licenses within our conventional reagent operations in the year ended March 31, 2016.

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

Net cash provided by financing activities was $85.6 million during the year ended March 31, 2016, consisting primarily of net proceeds of $36.8 million from our February 2016 public offering of ordinary shares and net proceeds of $34.5 million from the exercise of warrants issued at the time of our initial public offering and incentive share options. We also received $14.3 million from the expansion of our previous MidCap facility in August 2015.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ, we expect our operating expenses during the year ended March 31, 2019 to be similar to those of the year ended March 31, 2018, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2018, we had cash and cash equivalents and short-term investments of $25.8 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and increase our manufacturing capacity;
•	Ortho’s progress in commercializing MosaiQ for the patient testing market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances, the issuance of new equity (including up to $49 million of proceeds from the exercise of warrants with an exercise price of $5.80 issued in connection with our October 2017 private placement of ordinary shares by their expiration date of July 31, 2018) and debt (including through the issuance of a further $36 million of the Secured Notes upon the publication of successful field trial concordance data for the IH1 microarray). We expect the publication of field trial concordance data by July 2018, providing availability of these expected funding sources, and accordingly have prepared the financial statements included elsewhere in this Annual Report assuming that we will continue as a going concern. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders. In particular, there can be no assurance that we will be able to successfully complete MosaiQ field trials, that the Company’s share price will remain above $5.80 until July 31, 2018 and even if it does, that a sufficient level of warrants will be exercised by the warrant holders by that date.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our Secured Notes and related royalty rights agreements, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2018.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
12% Senior Secured Notes due 2023	$84,000	$—	$27,720	$35,280	$21,000
Interest on 12% Senior Secured Notes	40,169	10,080	17,741	10,433	1,915
Royalty rights agreements with note purchasers	41,778	—	1,164	9,558	31,056
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	4,200	—	4,200	—	—
Operating and capital leases	95,949	4,343	6,268	4,419	80,919
STRATEC Biomedical manufacturing agreement (2)	72,072	4,612	30,836	26,857	9,767
MW High Tech Projects construction contract (3)	3,238	3,238	—	—	—
Other	7,753	7,234	519	—	—
Total contractual obligations	$364,159	$29,507	$103,448	$86,547	$144,657

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2020, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period. The total purchase obligation under this agreement is $72.1 million (€58.5 million) using March 31, 2018 exchange rates.

(3)

We entered into a contract with MW High Tech Products UK Limited for the construction of the Biocampus facility. Construction was completed in January 2018. The commitment shown is the estimated amount remaining to be paid under the contract at March 31, 2018.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Codification, or “ASC”, 605, Revenue Recognition, when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. For product sales, the application of this policy results in sales revenue being recorded at the point of delivery of product to the customer.

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to ensure that our revenue recognition is in accordance with applicable accounting standards, including ASC 605. In recent years, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that we will earn product development revenues when milestones are achieved, the nature of the milestones have been such that they effectively represent full completion of a particular part of a development program. As a result, we typically fully recognize milestone-related revenues as the milestones are achieved in accordance with applicable accounting standards.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2018, 2017 or 2016.

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

Defined benefit pension obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under ASC 715 Compensation – Retirement Benefits.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the financial statements included in this Annual Report.

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

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  We completed an analysis of existing contracts with our customers and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on our review of existing customer contracts, adoption of the new standard is not expected to have a material impact on our financial statements upon adoption or on an ongoing basis. We will adopt the new standard on April 1, 2018 using the modified retrospective method.

The FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard could have significant implications for the accounting for our operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The new standard will not be mandatory until our fiscal year ending March 31, 2020. We are continuing to evaluate the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

The FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. We continue to evaluate the impact of the adoption of this guidance on our consolidated financial statements, but do not expect it to have a material impact.

The FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The effective date will be the first quarter of fiscal year 2019. We continue to evaluate the impact of the adoption of this guidance on our consolidated financial statements, but do not expect it to have a material impact.

The FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. We continue to evaluate the impact of the adoption of this guidance on our consolidated financial statements, but do not expect it to have a material impact.

JOBS Act

Under the JOBS Act, emerging growth companies that become public can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations and foreign currency exchange rate fluctuations.

Interest rate sensitivity

We are exposed to market risk related to changes in interest rates as it impacts our interest income.

Cash, cash equivalents and cash reserve account. At March 31, 2018, we had cash and cash equivalents of $20.2 million and we also held $5.0 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior Secured Notes. At March 31, 2018, we had term debt of $84.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and the U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2018, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.1 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.1 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2018, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $2.3 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $2.3 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2018, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $18.8 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2019 is $4.5 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.7 million in the year ending March 31, 2019 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2019. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.7 million over the same period.

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

Index to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quotient Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Limited (the Company) as of March 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and planned expenditure exceeding available funding, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Belfast, United Kingdom

May 30, 2018

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,165	$4,754
Short-term investments	5,669	16,057
Trade accounts receivable, net	2,862	2,556
Inventories	16,278	13,636
Prepaid expenses and other current assets	7,065	3,629
Total current assets	52,039	40,632
Cash reserve account	5,040	5,040
Property and equipment, net	60,156	63,530
Intangible assets, net	914	769
Deferred income taxes	649	—
Other non-current assets	5,043	—
Total assets	$123,841	$109,971
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,441	$10,782
Accrued compensation and benefits	5,312	3,641
Accrued expenses and other current liabilities	15,340	13,509
Current portion of lease incentive	443	422
Current portion of capital lease obligation	515	1,374
Total current liabilities	27,051	29,728
Long-term debt	85,063	80,704
Lease incentive, less current portion	443	844
Capital lease obligation, less current portion	1,422	174
Defined benefit pension plan obligation	6,168	5,337
7% Cumulative redeemable preference shares	18,325	17,275
Total liabilities	138,472	134,062
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 45,646,424 and 29,567,698 issued and outstanding at March 31, 2018 and March 31, 2017 respectively	253,934	172,617
Additional paid in capital	23,708	15,885
Accumulated other comprehensive loss	(16,634)	(19,292)
Accumulated deficit	(275,639)	(193,301)
Total shareholders' deficit	(14,631)	(24,091)
Total liabilities and shareholders' deficit	$123,841	$109,971

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2018	2017	2016
Revenue:
Product sales	$23,913	$20,127	$18,022
Other revenues	819	2,100	500
Total revenue	24,732	22,227	18,522
Cost of revenue	(10,471)	(10,844)	(9,658)
Gross profit	14,261	11,383	8,864
Operating expenses:
Sales and marketing	(7,347)	(5,660)	(3,073)
Research and development, net of government grants	(51,202)	(57,064)	(28,781)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,156)	(4,221)	(2,004)
Other general and administrative expenses	(21,544)	(18,497)	(24,094)
Total general and administrative expense	(25,700)	(22,718)	(26,098)
Total operating expense	(84,249)	(85,442)	(57,952)
Operating loss	(69,988)	(74,059)	(49,088)
Other income (expense):
Interest expense, net	(15,365)	(9,903)	(4,151)
Change in financial liability for share warrants	—	—	15,857
Other, net	2,366	(1,107)	3,504
Other income (expense), net	(12,999)	(11,010)	15,210
Loss before income taxes	(82,987)	(85,069)	(33,878)
Provision for income taxes	649	—	—
Net loss	$(82,338)	$(85,069)	$(33,878)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$305	$(63)	$9
Unrealized gain on short-term investments	6	19	—
Foreign currency gain (loss)	2,240	(6,215)	(3,028)
Provision for pension benefit obligation	107	(410)	(4,502)
Other comprehensive loss, net	2,658	(6,669)	(7,521)
Comprehensive loss	$(79,680)	$(91,738)	$(41,399)
Net loss available to ordinary shareholders - basic and diluted	$(82,338)	$(85,069)	$(33,878)
Loss per share - basic and diluted	$(2.02)	$(3.02)	$(1.73)
Weighted-average shares outstanding - basic and diluted	40,839,309	28,145,472	19,558,152

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in (Distribution in excess of)	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2015	17,020,574	$84,525	$(6,684)	$(5,102)	$(74,354)	$(1,615)
Issue of shares, net of issue costs of $3,165	4,444,445	36,835	—	—	—	36,835
Issue of shares upon exercise of incentive share options and vesting of RSUs	21,212	41	—	—	—	41
Issue of shares upon exercise of warrants	3,922,719	34,513	15,154	—	—	49,667
Issue of warrants	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	(33,878)	(33,878)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	9	—	9
Foreign currency translation loss	—	—	—	(3,028)	—	(3,028)
Provision for pension benefit obligation	—	—	—	(4,502)	—	(4,502)
Other comprehensive loss	—	—	—	(7,521)	—	(7,521)
Stock-based compensation	—	—	2,004	—	—	2,004
March 31, 2016	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of shares, net of issue costs of $1,348	3,270,000	16,682	—	—	—	16,682
Exercise of pre-funded warrants	850,000	9	—	—	—	9
Issue of shares upon exercise of incentive share options and vesting of RSUs	38,748	12	—	—	—	12
Net loss	—	—	—	—	(85,069)	(85,069)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(63)	—	(63)
Unrealized gain on short-term investments	—	—	—	19	—	19
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	6,747	—	6,747
Retranslation of foreign entities	—	—	—	(12,962)	—	(12,962)
Provision for pension benefit obligation	—	—	—	(410)	—	(410)
Other comprehensive loss	—	—	—	(6,669)	—	(6,669)
Stock-based compensation	—	—	4,221	—	—	4,221
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of shares, net of issue costs of $680	15,914,683	81,206	—	—	—	81,206
Issue of shares upon exercise of incentive share options and vesting of RSUs	164,043	111	—	—	—	111
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(82,338)	(82,338)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	305	—	305
Unrealized gain on short-term investments	—	—	—	6	—	6
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(9,105)	—	(9,105)
Retranslation of foreign entities	—	—	—	11,345	—	11,345
Provision for pension benefit obligation	—	—	—	107	—	107
Other comprehensive loss	—	—	—	2,658	—	2,658
Stock-based compensation	—	—	4,156	—	—	4,156
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net loss	$(82,338)	$(85,069)	$(33,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	10,405	9,461	2,945
Share-based compensation	4,156	4,221	2,004
Amortization of lease incentive	(435)	(428)	(434)
Swiss pension obligation	659	616	—
Amortization of deferred debt issue costs	4,359	6,774	1,472
Accrued preference share dividends	1,050	1,050	1,050
Deferred income taxes	(649)	—	—
Change in financial liability for share warrants	—	—	(15,857)
Net change in assets and liabilities:
Trade accounts receivable, net	(87)	(584)	(519)
Inventories	(1,741)	(1,766)	(8,126)
Accounts payable and accrued liabilities	(3,310)	9,960	955
Accrued compensation and benefits	1,596	778	812
Other assets	(2,083)	(1,213)	2,603
Net cash used in operating activities	(68,418)	(56,200)	(46,973)
INVESTING ACTIVITIES:
Increase in short-term investments	(78,000)	(30,009)	—
Realization of short-term investments	88,395	13,971	—
Purchase of property and equipment	(21,604)	(20,155)	(28,906)
Sale of property and equipment	19,741	—	—
Payment of rent deposit	(5,043)	—	—
Purchase of intangible assets	(150)	(71)	(71)
Net cash from (used in) investing activities	3,339	(36,264)	(28,977)
FINANCING ACTIVITIES:
Repayment of finance leases	(1,692)	(141)	(39)
Proceeds from drawdown of new debt	—	84,000	15,500
Repayment of debt	—	(33,450)	(500)
Debt issue costs	—	(5,530)	(703)
Increase in cash reserve account	—	(5,040)	—
Proceeds from issuance of ordinary shares and warrants	84,984	16,703	71,390
Net cash generated from financing activities	83,292	56,542	85,648
Effect of exchange rate fluctuations on cash and cash equivalents	(2,802)	(3,424)	(3,123)
Change in cash and cash equivalents	15,411	(39,346)	6,575
Beginning cash and cash equivalents	4,754	44,100	37,525
Ending cash and cash equivalents	$20,165	$4,754	$44,100
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$10,144	$1,702	$2,164

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

From its incorporation in 2012 to March 31, 2017, the Company has raised $70.6 million of gross proceeds through the private placement of its ordinary and preference shares and warrants, $132.8 million of gross proceeds from public offerings of its shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of 12% Senior Secured Notes (“the Secured Notes”).

During the fiscal year ended March 31, 2018, on April 10, 2017, the Company completed a public offering of 8,050,000 newly issued ordinary shares at a price of $6.00 per share which raised $48.3 million of gross proceeds before underwriting discounts and other offering expenses.

On October 24, 2017, the Company entered into subscription agreements for the private placement of (i) 7,864,683 newly issued ordinary shares at a subscription price of $4.64 per share, (ii) newly issued warrants, at a purchase price of $0.125 per underlying warrant share, exercisable for up to 8,414,683 ordinary shares at an exercise price of $5.80 per ordinary share, and (iii) newly issued pre-funded warrants, at a purchase price of $4.755 per underlying pre-funded warrant share, exercisable for up to 550,000 ordinary shares at an exercise price of $0.01 per ordinary share. The aggregate gross proceeds were $40.2 million. If the warrants are exercised in full prior to their expiration on July 31, 2018, it would result in additional proceeds of $48.8 million.  However, there can be no assurance that the warrants will be exercised.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $275.6 million as of March 31, 2018. At March 31, 2018, the Company had available cash holdings and short-term investments of $25.5 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances, the issuance of new equity (including up to $49 million of proceeds from the exercise of warrants with an exercise price of $5.80 issued in connection with the Company’s October 2017 private placement of ordinary shares by their expiration date of July 31, 2018) and debt (including through the issuance of a further $36 million of the Secured Notes upon the publication of successful field trial concordance data for the IH1 microarray). The Company expects the publication of field trial concordance data by July 2018, providing availability of these expected funding sources, and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders. In particular, there can be no assurance that the Company will be able to successfully complete MosaiQ field trials, that the Company’s share price will remain above $5.80 until July 31, 2018 and even if it does, that a sufficient level of warrants will be exercised by the warrant holders by that date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2018 and 2017, all cash and cash equivalents comprised cash balances held with the banks used by the Company and its subsidiaries. At March 31, 2018 and March 31, 2017, the Company held $320 and $305 respectively in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary and $5.0 million in a cash reserve account pursuant to the indenture governing the Secured Notes. The cash reserve account is classified as a long- term asset as the indenture requires it to be maintained while the Secured Notes remain outstanding.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2018 and 2017 was $93 and $103, respectively.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2018 and March 31, 2017.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2018 and March 31, 2017. This customer represented 51% and 59% of the accounts receivable balances, as of March 31, 2018 and March 31, 2017, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2018, 2017 and 2016. This customer represented 63%, 60% and 57% of total product sales for the fiscal years March 31, 2018, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2018 and 2017.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended March 31, 2018, 2017 and 2016, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2018, 2017 or 2016.

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

Pursuant to the Umbrella Supply Agreement with Ortho-Clinical Diagnostics (“Ortho”), in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. During the year ended March 31, 2017, the Company recognized the milestones of $1,300 related to the completion of the CE marking of the products for use on Ortho’s automation platforms and $800 related to the receipt of FDA approval of certain of the rare antisera products. The Company earned a milestone of $600 related to the receipt of FDA approval of the rare antisera products in the year ended March 31, 2018 and, under the terms of the amended product attachment, the Company is entitled to receive a milestone payment of $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

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

Where modifications are made to vesting conditions, as happened during the year ended March 31, 2018 upon the retirement of Paul Cowan, the Company's former Chief Executive Officer, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that the modification to Mr. Cowan’s awards were type III in nature and accordingly the original compensation expense related to the awards was reversed and the value of the awards was re-measured at the date of the change and will be expensed over the vesting period of the awards concerned.

Share Warrants

The Company has three classes of warrants to purchase ordinary shares outstanding: (i) warrants that were issued in December 2013 and August 2015 in connection with the entry into and subsequent amendment of the Company’s then existing secured term loan facility; (ii) warrants issued in October 2017 as part of a private placement of ordinary shares and warrants, and (iii) pre-funded warrants issued in October 2017 as part of the private placement of ordinary shares and warrants.  None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

The Company also issued warrants to purchase ordinary shares at the time of its initial public offering.  These warrants were recorded as a liability because the underlying terms of the warrants contained provisions that may have obligated the Company to transfer value in certain circumstances. The warrants were recorded at fair value upon issuance and were subject to re-measurement to fair value at each balance sheet date, with any change in fair value recognized as component of other income (expense), net on the Consolidated Statements of Comprehensive Loss. These warrants expired on October 26, 2015 and were either exercised prior to that date or expired on that date.  As a result, at March 31, 2018 and March 31, 2017, there was no longer any liability related to these warrants.

Leases

At the inception of each lease, the Company reviews the terms of the lease in accordance with ASC 840 Leases in order to determine whether the lease concerned is a capital or an operating lease.  In the case of capital leases, an asset is included within property and equipment and a lease liability equal to the present value of the minimum lease payments is included in current or long-term liabilities.  Interest expense is recorded over the life of the lease at a constant rate.

Rentals relating to operating leases are expensed over the life of the lease.

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

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to ASC 715 Compensation – Retirement Benefits. The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its Consolidated Balance Sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within ‘‘Accumulated other comprehensive loss’’.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in Note 11. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

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

Adoption of New Accounting Standards

The FASB issued ASU 2014-09, Revenue from Contracts with Customers that will supersede virtually all revenue recognition guidance in GAAP. The new standard provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other GAAP requirements). The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate.  The Company completed an analysis of existing contracts with its customers and assessed the differences in accounting for such contracts under this guidance compared with current revenue accounting standards. Based on its review of existing customer contracts, adoption of the new standard is not expected to have a material impact on the Company’s financial statements upon adoption or on an ongoing basis. The Company will adopt the new standard on April 1, 2018 using the modified retrospective method.

Recent Accounting Pronouncements Not Yet Adopted

The FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard could have significant implications for the accounting for the Company’s operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  The new standard will not be mandatory until the Company’s fiscal year ending March 31, 2020. The Company is continuing to evaluate the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

The FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. The Company continues to evaluate the impact of the adoption of this guidance on its consolidated financial statements, but does not expect it to have a material impact.

The FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. An employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows only the service cost component to be eligible for capitalization, when applicable. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The effective date will be the first quarter of fiscal year 2019. The

Company continues to evaluate the impact of the adoption of this guidance on its consolidated financial statements, but does not expect it to have a material impact.

The FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The effective date will be the first quarter of fiscal year 2019 and early adoption is permitted. The Company continues to evaluate the impact of the adoption of this guidance on its consolidated financial statements, but does not expect it to have a material impact.

Note 2. Intangible Assets

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,758	$(2,758)	$—	—
Brands associated with acquired cell lines	569	(150)	419	29.5 years
Product licenses	954	(459)	495	5.2 years
Other intangibles	179	(179)	—	—
Total	$4,460	$(3,546)	$914	16.3 years

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,458	$(2,458)	$—	—
Brands associated with acquired cell lines	507	(121)	386	30.4 years
Product licenses	716	(333)	383	5.4 years
Other intangibles	160	(160)	—	—
Total	$3,841	$(3,072)	$769	17.9 years

Amortization expense was $94, $73, and $89 in financial years 2018, 2017, and 2016, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2018, is estimated as follows:

2019	$110
2020	110
2021	110
2022	110
2023	110
Thereafter	364
Total	$914

Note 3. Debt

Long-term debt comprises:

	March 31, 2018	March 31, 2017
Total debt	$84,000	$84,000
Less current portion	—	—
Long-term debt	$84,000	$84,000
Deferred debt costs and royalty liability, net of amortization	1,063	(3,296)
	$85,063	$80,704

The Company’s debt at March 31, 2018 and March 31, 2017 comprises the 12% Senior Secured Notes due 2023 issued on October 14, 2016. On that date, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Secured Notes may require the Company to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

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

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year. Commencing on April 15, 2019, the Company will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule.

In connection with the offering on October 14, 2016, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the offering, the right to receive an aggregate payment equal to 2.0% of the aggregate net sales of MosaiQ Instruments and MosaiQ Microarrays made in the donor testing market in the United States and the European Union. The royalty will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ Instruments or MosaiQ Microarrays in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $41.8 million at March 31, 2018 and $40.4 million at March 31, 2017, have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

The outstanding debt at March 31, 2018 falls due for repayment as follows:

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$9,616	$—	$9,616
Short-term investments (2)	5,669	—	—	5,669
Foreign currency forward contracts (3)	—	118	—	118
Total assets measured at fair value	$5,669	$9,734	$—	$15,403

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$64	$—	$64
Total liabilities measured at fair value	$—	$64	$—	$64

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets (1)	$—	$7,981	$—	$7,981
Short-term investments (2)	16,057	—	—	16,057
Total assets measured at fair value	$16,057	$7,981	$—	$24,038

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts (3)	$—	$252	$—	$252
Total liabilities measured at fair value	$—	$252	$—	$252

(1)	The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund.
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

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2018	March 31, 2017
Raw materials	$10,024	$8,993
Work in progress	4,226	3,260
Finished goods	2,028	1,383
Total inventories	$16,278	$13,636

Inventory at March 31, 2018 included $8,441 of raw materials, $1,528 of work in progress, and $389 of finished products related to the MosaiQ project. Inventory at March 31, 2017 included $7,659 of raw materials and $1,415 of work in progress related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2018	March 31, 2017
Land	$—	$1,286
Plant and equipment	51,912	44,797
Leasehold improvements	34,611	32,343
Total property and equipment	86,523	78,426
Less: accumulated depreciation	(26,367)	(14,896)
Total property and equipment, net	$60,156	$63,530

Depreciation expenses were $10,311, $9,375 and $2,856 in financial years 2018, 2017, and 2016, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2018	March 31, 2017
Salary and related benefits	$455	$403
Accrued vacation	504	413
Accrued payroll taxes	1,353	325
Accrued incentive payments	3,000	2,500
Total accrued compensation and benefits	$5,312	$3,641

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	March 31, 2017
Accrued legal and professional fees	$280	$449
Accrued interest	4,612	4,640
Goods received not invoiced	1,272	932
Accrued capital expenditure	3,309	1,387
Accrued development expenditure	—	4,187
Other accrued expenses	5,867	1,914
Total accrued expenses and other current liabilities	$15,340	$13,509

At March 31, 2018, other accrued expenses included a value added tax liability of $2,905 related to the completion of the sale of the Company’s new conventional reagents manufacturing facility (the “Biocampus facility”) in March 2018. There was an offsetting value added tax recoverable balance within prepaid expenses and other current assets at March 31, 2018.  There were no equivalent amounts at March 31, 2017.

Note 6. Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2052. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $3,063, $2,928 and $2,923 in financial years ended March 31, 2018, 2017 and 2016, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2018:

2019	$3,828
2020	3,477
2021	1,889
2022	1,923
2023	1,976
Thereafter	80,919
Total minimum future lease payments	$94,012

Sale-leaseback transaction

During the year ended March 31, 2018, the Company completed a sale-leaseback transaction and sold the Biocampus facility, but retained a leasehold interest as tenant of the property.  The transaction resulted in net cash proceeds of $19,741 and a gain of $473 which has been deferred and recorded within accrued liabilities on the Consolidated Balance Sheet and will be amortized on a straight-line basis over the lease term as a reduction of the rental expense in the consolidated statements of comprehensive loss.  Additionally, the lease required the Company to provide a rental deposit of $5,043 at March 31, 2018 which is included within other non-current assets in the March 31, 2018 Consolidated Balance Sheet.

The Company evaluated the transaction in accordance with ASC 840, Leases, considering the requirements for sale-leaseback treatment, including the transfer of all risks of ownership to the purchaser and whether the Company has any continuing involvement in the leased property. The Company also evaluated the property lease in accordance with ASC 840 and concluded that the lease of the property was an operating lease.  Refer to Lease commitments above for the future minimum lease payments associated with all the Company’s operating leases. In connection with this transaction, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at March 31, 2018, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

The Company has entered into capital leases for the purchase of equipment that has a gross cost and net book value of $3,130 and $2,810, respectively as of March 31, 2018 and $1,928 and $1,663, respectively as of March 31, 2017. The following is a schedule of future annual repayments on capital leases as of March 31, 2018:

2019	$515
2020	510
2021	392
2022	321
2023	199
Thereafter	—
Total minimum future lease payments	$1,937

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2018:

2019	$15,083
2020	9,200
2021	22,155
2022	18,267
2023	8,591
Thereafter	9,767
Total minimum future purchase obligations	$83,063

Government Grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791 for the development of MosaiQ. The total grant claimed to March 31, 2018 is £1,790. Regular meetings are held to update Scottish Enterprise with the status of the project and whilst the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.2990 in each calendar month through June 2018 as hedges of its U.S. dollar denominated revenues. The fair value of these contracts at March 31, 2018 was an asset of $118. The same subsidiary also had six contracts to sell $500 in each calendar month from July 2018 through December 2018 at £1:$1.4315 as hedges of its U.S. dollar denominated revenues. The fair values of these contracts, and similar contracts in place at March 31, 2017, amounted to liabilities of $64 and $252 at March 31, 2018 and March 31, 2017, respectively.

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the years ended March 31, 2018, March 31, 2017 or March 31, 2016 associated with ineffectiveness or forecasted transactions that failed to occur.

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

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2018	2017	2016
Revenue:
United States	$12,917	$11,432	$8,879
United Kingdom	980	1,003	1,437
France	5,608	4,733	3,376
Japan	3,335	3,141	2,836
Other foreign countries (1)	1,892	1,918	1,994
	$24,732	$22,227	$18,522

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2018	March 31, 2017
Long-lived assets:
United Kingdom	$24,141	$20,925
Switzerland	36,009	42,596
United States	6	9
	$60,156	$63,530

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the years ended March 31, 2018, March 31, 2017 and March 31, 2016, the respective amounts were gains of $2,366, $2,853 and $4,120.

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2018	March 31, 2017	Par value
Ordinary shares	45,646,424	29,567,698	$—
Total	45,646,424	29,567,698	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
7% Cumulative Redeemable Preference shares	666,665	666,665	$27.50	$25.92
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the fifth anniversary of the date of issue of the preference shares, but the Company may extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the Consolidated Balance Sheet.

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), including multi-year performance based restricted share units (“MRSUs”), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $4,156 in the year ended March 31, 2018, $4,221 in the year ended March 31, 2017 and $2,004 in the year ended March 31, 2016.

Option Plans

The 2012 Option Plan (the “Option Plan”) was designed in order to grant options on ordinary shares in the capital of the Company to certain of its directors and employees. The purpose of the Option Plan is to provide employees with an opportunity to participate directly in the growth of the value of the Company by receiving options for shares.

Each option may be exercised for one ordinary share of the Company.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016. The plan provides for the issuance of share options, restricted shares, RSUs (including MRSUs) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2018. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2015	1,208,118	$5.58	103
Granted	404,327	14.71	120
Exercised	(8,712)	4.72	—
Forfeited	(13,795)	10.25	—
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	419,682	9.12	120
Exercised	(8,483)	1.44	—
Forfeited	(52,220)	12.50	—
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	406,480	6.93	120
Exercised	(36,240)	3.07	—
Forfeited	(222,874)	9.16	—
Outstanding — March 31, 2018	2,096,283	$7.79	84
Exercisable —March 31, 2018	1,368,870	$7.27	74

The following table summarizes the options granted in the year ended March 31, 2018 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2017	305,525	$7.58	$7.58	$4.62
August 9, 2017	4,000	$5.41	$5.41	$3.34
October 31, 2017	67,179	$5.21	$5.21	$3.20
November 1, 2017	925	$5.11	$5.11	$3.14
February 7, 2018	6,175	$4.03	$4.03	$2.43
February 19, 2018	22,676	$4.41	$4.41	$2.66

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2018, March 31, 2017 and March 31, 2016 amounted to $1,718, $1,379 and $2,054, respectively.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2018	2017	2016
Risk-free interest rate	2.34%	1.98%	2.26%
Expected lives (years)	6	3	3
Volatility	66.03%	62.93%	57.38%
Dividend yield	—	—	—
Grant date fair value (per share)	$6.93	$9.12	$14.71
Number granted	406,480	419,682	404,327

RSU and MRSU Activity

A summary of the RSUs and MRSUs in issue at March 31, 2018 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	249,879	13	N/A
RSUs subject to MosaiQ milestone vesting	260,000	N/A	N/A
MRSUs with vesting based on $60 share price	72,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	85,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At March 31, 2018, 249,879 RSUs were subject to time based vesting and the weighted average remaining vesting period was 13 months.  In addition, 260,000 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ. Furthermore, 106,000 MRSUs were awarded on May 24, 2017, which will vest if the volume weighted average price of the Company’s ordinary shares exceeds $22 for a continuous 20 day period between April 1, 2019 and December 31, 2019. The Company determined the grant date fair value of these MRSUs using a barrier option pricing model with the same grant date fair value per share, risk free interest rate, volatility and dividend yield assumptions as the options awarded on the same date. This resulted in a grant date fair value of $3.20 per MRSU on May 24, 2017. The remainder of the MRSUs in issue at March 31, 2018 comprised 72,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, and 85,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period.

The fair value of the Company’s ordinary shares was $4.71 per share on March 31, 2018.

As of March 31, 2018, total compensation cost related to share options and RSUs granted but not yet recognized was $3,983 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 10 months and will be adjusted for subsequent changes in estimated forfeitures. During the year ended March 31, 2018, certain modifications were made to the vesting terms of the awards held by one employee upon his retirement.  The modifications had the effect of reducing the compensation expense for the year ended March 31, 2018 by $279.

Note 10. Income Taxes

No provision has been made for current income taxes in any period. The statutory standard corporate income tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the United States, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. All these entities have trading losses available to shelter any taxable profits and accordingly, no current income taxes liabilities have been provided for. In the year ended March 31, 2018, as a result of improvements in the profitability of a subsidiary, the valuation allowances held against the deferred tax assets in that subsidiary, which principally comprised of trading losses, have been reduced resulting in the recognition of deferred tax assets of $649.

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2018	2017	2016
Income tax expense at statutory rate	$—	$—	$—
Foreign tax rate differential	4,841	1,823	(1,106)
(Increase) decrease in valuation allowance against deferred tax assets	(4,192)	(1,823)	1,106
Provision for income tax	$649	$—	$—

Significant components of deferred tax assets are as follows:

	March 31, 2018	March 31, 2017
Deferred tax assets:
Provisions and reserves	$1,327	$1,053
Net operating loss carry forwards	12,476	7,873
Gross deferred tax assets	$13,803	$8,926
Fixed assets basis difference	$(284)	$(248)
Gross deferred tax liabilities	$(284)	$(248)
Net deferred tax asset	$13,519	$8,678
Valuation allowance	(12,870)	(8,678)
Total	$649	$—

The balance sheet classification of net deferred tax liabilities is as follows:

	March 31, 2018	March 31, 2017
Net noncurrent deferred tax assets	$649	$—
Total	$649	$—

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

As of March 31, 2018, the Company has net operating loss carry forwards of approximately $139,116 and $1,789 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $12,452 will expire within five years and losses with a tax effect of $400 will expire in 2038. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2017 and there are no ongoing tax examinations in any jurisdiction.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2018, 2017 and 2016 amounted to $1,197, $742 and $580, respectively.

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

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under ASC 715 Compensation – Retirement Benefits. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2018 and 2017, the accumulated pension obligation amounted to $15,784 and $13,318, respectively, as compared with plan assets of $9,616 and $7,981, respectively. Therefore, the net funded status was an obligation of $6,168 and $5,337, as of March 31, 2018 and March 31, 2017 respectively, which were recorded as liabilities on the consolidated balance sheets.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2018	March 31, 2017
Pension benefit obligation, beginning of year	$13,318	$8,957
Service cost	1,601	1,353
Contributions paid by plan participants	2,627	3,483
Interest cost	110	39
Benefits paid	(2,601)	(694)
Actuarial loss	32	591
Foreign currency translation	697	(411)
Pension benefit obligation, end of year	$15,784	$13,318

	Year ended
	March 31, 2018	March 31, 2017
Fair value of plan assets, beginning of year	$7,981	$4,455
Actual return on plan assets	78	71
Contributions paid by employer	1,110	892
Contributions paid by plan participants	2,627	3,483
Benefits paid	(2,601)	(694)
Foreign currency translation	421	(226)
Fair value of plan assets, end of year	$9,616	$7,981

Contributions paid by plan participants include $1,958 and $2,940 of payments into the scheme on new employees joining in the years ended March 31, 2018 and March 31, 2017, respectively.

	Year ended
	March 31, 2018	March 31, 2017
Pension benefit obligation, end of year	$15,784	$13,318
Fair value of plan assets, end of year	9,616	7,981
Net funding obligation, end of year	$6,168	$5,337

The assumptions used to determine the pension obligation are:

	Year ended
	March 31, 2018	March 31, 2017
Price inflation	1.00%	1.00%
Discount rate	1.00%	0.80%
Expected return on plan assets	1.40%	1.40%
Average rate of salary increase	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by Swiss Life under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with Swiss Life. The discount rate is based on bond yields at March 31, 2018 and March 31, 2017 on the Swiss bond market over a fifteen to twenty-five year period.

The net pension costs for the year comprises:

	Year ended
	March 31, 2018	March 31, 2017
Employer service cost	$1,601	$1,353
Interest cost	110	39
Expected return on plan assets	(115)	(61)
Amortization of prior service credit	(14)	(14)
Amortization of net loss	188	186
Net pension cost	$1,770	$1,503

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2018	March 31, 2017
Net actuarial loss	$67	$582
Amortization of prior service credit	14	14
Amortization of net loss	(188)	(186)
	$(107)	$410

The following benefit payments are expected to be paid in the following periods:

2019	$981
2020	$917
2021	$863
2022	$818
2023	$742
2024 to 2027	$3,518

Expected annual employer contributions to the plan in the year ending March 31, 2019 amount to $1,124.

Note 12. Net Loss Per Share

In accordance with ASC 260 Earnings Per Share, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), RSUs (including MRSUs) and warrants to acquire ordinary shares.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year ended March 31,
	2018	2017	2016
Numerator:
Net loss	$(82,338)	$(85,069)	$(33,878)
Net loss available to ordinary shareholders - basic and diluted	$(82,338)	$(85,069)	$(33,878)
Denominator:
Weighted-average shares outstanding - basic and diluted	40,839,309	28,145,472	19,558,152
Loss per share - basic and diluted	$(2.02)	$(3.02)	$(1.73)

The following sets out the numbers of the options, RSUs (including MRSUs) and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2018, March 31, 2017 and March 31, 2016, as their inclusion would have been anti-dilutive.

	March 31, 2018	March 31, 2017	March 31, 2016
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,096,283	1,948,917	1,589,938
Restricted share units awarded, including the multi-year performance related restricted share units	773,379	843,608	237,695
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	8,414,683	—	—
Ordinary shares issuable on exercise of warrants at $0.01 per share	550,000	—	850,000
	12,009,870	2,968,050	2,853,158

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to a material weakness in our internal control over financial reporting, which is discussed below in “—Management’s Annual Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective as of March 31, 2018.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. In connection with this assessment, we identified a material weakness, as described below, in our internal control over financial reporting as of March 31, 2018.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Based on its evaluation in accordance with COSO criteria, management identified a material weakness in the design of our internal control over the deferred income tax accounting for complex, non-routine transactions. Specifically, management did not have adequate supervision and review controls over the advice provided by third party tax advisers, including the accounting for the related deferred income taxes. This material weakness resulted in a misstatement which was corrected by post-close adjustments to deferred tax prior to the issuance of the consolidated financial statements for the year ended March 31, 2018.

Because of the material weakness described above, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as a result of an exemption provided to emerging growth companies under the JOBS Act.

(c) Remediation Plan for Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness identified above, we will implement additional controls and procedures, which include but are not limited to:

•	increased involvement of third party tax advisers to assist and review the tax implications of complex, non-routine transactions; and
•	specific management review control procedures around the use of specialists, specifically the review of tax advice and the related accounting treatment under US GAAP.

We anticipate the actions described above and the resulting improvements in controls will remediate the related material weakness that we identified as of March 31, 2018. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all deficiencies have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2018.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 62 through 86 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

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

4.2

Warrant to Purchase C Preference Shares, dated December 26, 2013, issued to Midcap Funding V, LLC (Filed as Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

4.3

Registration Rights Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein (Filed as Exhibit 4.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

4.4

Statement of Rights in relation to Preference Shares in the capital of Quotient Limited (Filed as Exhibit 4.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

4.5

Warrant to Purchase 66,915 Ordinary Shares, dated September 25, 2015, issued to Midcap Financial Trust (filed as Exhibit 4.1 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.6

Warrant to Purchase 26,023 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.7

Warrant to Purchase 14,126 Ordinary Shares, dated September 25, 2015, issued to Oxford Finance LLC (filed as Exhibit 4.3 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.8

Warrant to Purchase 4,461 Ordinary Shares, dated September 25, 2015, issued to Flexpoint MCLS SPV LLC (filed as Exhibit 4.4 to our Current Report on Form 8-K on October 1, 2015 and incorporated herein by reference)

4.9

Indenture, dated as of October 14, 2016, among the Company, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 4.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

4.10

Registration Rights Agreement, dated October 24, 2017, by and among Quotient Limited and the Subscribers named therein (Filed as Exhibit 4.1 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)

4.11	Form of Warrant to Purchase up to 8,414,683 Ordinary Shares (Filed as Exhibit 4.2 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)

4.12	Form of Pre-Funded Warrants to Purchase up to 550,000 Ordinary Shares (Filed as Exhibit 4.3 of our Current Report on 8-K on October 25, 2017 and incorporated herein by reference)

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

10.3

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4

Service Agreement, dated August 14, 2012, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Roland Boyd (Filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.5

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.6

Umbrella Supply Agreement, dated December 1, 2004, between Alba Bioscience, a division of the Scottish National Blood Transfusion Service, predecessor to Alba Bioscience Limited, acting on behalf of The Common Services Agency, and Ortho-Clinical Diagnostics Inc. (Filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.7

Assignment Agreement of the Supply Umbrella Agreement, dated September 3, 2007, between Ortho-Clinical Diagnostics Inc. and The Common Services Agency acting through its division the Scottish National Blood Transfusion Service (Filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.8†

STRATEC Development Agreement, dated January 7, 2014, between STRATEC Biomedical AG and QBD (QSIP) Limited (Filed as Exhibit 10.9 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.9

Future Master Services Agreement, dated April 1, 2013, between Future Diagnostics BV and QDB (QSIP) Limited. (Filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.10

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.11

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.12

Edinburgh, Scotland Lease Agreement, dated July 26, 2007, between the Scottish Ministers and Dalglen (No. 1062) Limited (since renamed Alba Bioscience Limited) (Filed as Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.13

Edinburgh, Scotland, Minute of Variation of Lease and Guarantee, dated September 21, 2011, among Alba Bioscience Limited (formerly Dalglen (No. 1062) Limited, Quotient Biodiagnostics Group Limited, and the Scottish Ministers (Filed as Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

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

Exhibit number	Description of exhibit
10.21

Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.22

Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 to Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.23	Form of Option Award Agreement (Filed as Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.24

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.25

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.26

Subscription Agreement, dated January 29, 2015, between Quotient Limited and Ortho-Clinical Diagnostics Finco S.Á.R.L. (Filed as Exhibit 10.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.27†

Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc. (Filed as Exhibit 10.34 to our Annual Report on Form 10-K on June 1, 2015 and incorporated herein by reference)

10.28†

Second Amendment to STRATEC Development Agreement, dated August 25, 2015, between STRATEC Biomedical AG and Quotient QS IP Ltd. (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q on November 4, 2015 and incorporated herein by reference)

10.29

Construction Contract, dated December 3, 2015, between Quotient Biocampus Limited and MW High Tech Projects UK Limited (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 10, 2016 and incorporated herein by reference)

10.30†

First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.38 to our Annual Report on Form 10-K on May 31, 2016 and incorporated herein by reference)

10.31

Minute of Variation effective June 29, 2016 between The Scottish Ministers and Alba Bioscience Limited relating to the Lease of 21 Ellen’s Glen Road, Edinburgh (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 9, 2016 and incorporated herein by reference)

10.32	Form of Purchase Agreement (filed as exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.33	Form of Royalty Rights Agreement (filed as exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.34

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.35

Separation and Release Agreement between Stephen Unger and Quotient Limited, dated November 9, 2016 (filed as exhibit 10.1 to our report on Form 8-K filed on November 15, 2016 and incorporated herein by reference)

10.36

Subscription Agreement dated February 9, 2017 between Quotient Limited and Christopher J. Lindop (filed as Exhibit 10.1 to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.37

Form of Change of Control Agreement dated as of August 7, 2017 between the Company and the following executive officers: Paul Cowan, Christopher Lindop, Edward Farrell, Jeremy Stackawitz and Roland Boyd (filed as Exhibit 10.1 to our report on Form 8-K filed on August 10, 2017 and incorporated herein by reference)

10.38

Form of Subscription Agreement, dated October 24, 2017 by an among Quotient Limited and the Subscribers named therein (filed as Exhibit 10.1 to our report on Form 8-K filed on October 25, 2017 and incorporated herein by reference)

10.39

Warrant Agent Agreement, dated December 12, 2017, between Quotient Limited and Continental Stock Transfer & Trust Co. (filed as Exhibit 10.1 to our report on Form 8-K filed on December 15, 2017 and incorporated herein by reference)

10.40

Lease Agreement, dated July 14, 2017, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.1 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.41

Minute of Variation of Lease, dated March 23, 2018, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.2 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.42

Guarantee Agreement, dated March 23, 2018, by Quotient Limited and Quotient Suisse SA in favor of Roslin Assets Limited (filed as Exhibit 10.3 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.43

Disposition Agreement, dated March 23, 2018, by Quotient Biocampus Limited in favor of Roslin Assets Limited (filed as Exhibit 10.4 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.44

Rent Deposit Agreement, dated March 23, 2018, by and between Alba Bioscience Limited and Roslin Assets Limited (filed as Exhibit 10.5 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.45*	Principal Offer, dated February 20, 2018, by Quotient Biocampus Limited and Roslin Assets Limited

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Share Dividends

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101#

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2018, 2017 and 2016 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Eysins, Switzerland on May 30, 2018

QUOTIENT LIMITED

By:	/s/ Franz Walt
Franz Walt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Franz Walt	Chief Executive Officer (Principal Executive Officer)	May 30, 2018
Franz Walt

/s/ Christopher Lindop	Chief Financial Officer (Principal Financial Officer)	May 30, 2018
Christopher Lindop

/s/ Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	May 30, 2018
Roland Boyd

/s/ Heino von Prondzynski	Chairman of the Board of Directors	May 30, 2018
Heino von Prondzynski

/s/ Thomas Bologna	Director	May 30, 2018
Thomas Bologna

/s/ Frederick Hallsworth	Director	May 30, 2018
Frederick Hallsworth

/s/ Brian McDonough	Director	May 30, 2018
Brian McDonough

/s/ Sarah O’Connor	Director	May 30, 2018
Sarah O’Connor

/s/ Zubeen Shroff	Director	May 30, 2018
Zubeen Shroff

/s/ John Wilkerson	Director	May 30, 2018
John Wilkerson

/s/ Jeremy Stackawitz	Authorized Representative in the United States	May 30, 2018
Jeremy Stackawitz