Form 10-Q
period 2018-06-30
Quotient Ltd
filed 2018-08-07
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicte by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of July 31, 2018 there were 54,122,488 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•	the development, regulatory approval and commercialization of MosaiQTM;
•	the design of blood grouping and disease screening capabilities of MosaiQ and the benefits of MosaiQ for both customers and patients;
•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our conventional reagent products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our anticipated cash needs and our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and
•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$35,629	$20,165
Short-term investments	5,695	5,669
Trade accounts receivable, net	2,879	2,862
Inventories	15,597	16,278
Prepaid expenses and other current assets	3,296	7,065
Total current assets	63,096	52,039
Cash reserve account	7,200	5,040
Property and equipment, net	54,343	60,156
Intangible assets, net	836	914
Deferred income taxes	638	649
Other non-current assets	4,753	5,043
Total assets	$130,866	$123,841
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,374	$5,441
Accrued compensation and benefits	6,128	5,312
Accrued expenses and other current liabilities	7,911	15,340
Current portion of long-term debt	9,600	—
Current portion of deferred lease rental benefit	439	443
Current portion of capital lease obligation	493	515
Total current liabilities	29,945	27,051
Long-term debt, less current portion	110,541	85,063
Deferred lease rental benefit, less current portion	708	443
Capital lease obligation, less current portion	1,213	1,422
Defined benefit pension plan obligation	6,051	6,168
7% Cumulative redeemable preference shares	18,587	18,325
Total liabilities	167,045	138,472
Commitments and contingencies	—	—
Shareholders' equity (deficit)
Ordinary shares (nil par value) 46,064,701 and 45,646,424 issued and outstanding at June 30, 2018 and March 31, 2018 respectively	256,129	253,934
Additional paid in capital	25,055	23,708
Accumulated other comprehensive loss	(16,547)	(16,634)
Accumulated deficit	(300,816)	(275,639)
Total shareholders' deficit	(36,179)	(14,631)
Total liabilities and shareholders' deficit	$130,866	$123,841

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2018	2017
Revenue:
Product sales	$7,864	$6,226
Other revenues	19	600
Total revenue	7,883	6,826
Cost of revenue	(4,065)	(2,832)
Gross profit	3,818	3,994
Operating expenses:
Sales and marketing	(2,281)	(1,682)
Research and development, net of government grants	(12,570)	(12,673)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,347)	(1,285)
Other general and administrative expenses	(6,158)	(5,260)
Total general and administrative expense	(7,505)	(6,545)
Total operating expense	(22,356)	(20,900)
Operating loss	(18,538)	(16,906)
Other income (expense):
Interest expense, net	(3,116)	(4,210)
Other, net	(3,512)	880
Other expense, net	(6,628)	(3,330)
Loss before income taxes	(25,166)	(20,236)
Provision for income taxes	(11)	—
Net loss	$(25,177)	$(20,236)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(332)	$345
Change in unrealized gain on short-term investments	26	38
Foreign currency gain	357	1,815
Provision for pension benefit obligation	36	43
Other comprehensive income, net	87	2,241
Comprehensive loss	$(25,090)	$(17,995)
Net loss available to ordinary shareholders - basic and diluted	$(25,177)	$(20,236)
Loss per share - basic and diluted	$(0.55)	$(0.55)
Weighted-average shares outstanding - basic and diluted	45,796,533	36,767,544

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares upon exercise of warrants	375,000	2,175	—	—	—	2,175
Issue of shares upon exercise of incentive share options and vesting of RSUs	43,277	20	—	—	—	20
Net loss	—	—	—	—	(25,177)	(25,177)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(332)	—	(332)
Unrealized gain on short-term investments	—	—	—	26	—	26
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	3,629	—	3,629
Retranslation of foreign entities	—	—	—	(3,272)	—	(3,272)
Provision for pension benefit obligation	—	—	—	36	—	36
Other comprehensive loss	—	—	—	87	—	87
Stock-based compensation	—	—	1,347	—	—	1,347
June 30, 2018	46,064,701	$256,129	$25,055	$(16,547)	$(300,816)	$(36,179)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(25,177)	$(20,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,333	2,464
Share-based compensation	1,347	1,285
Amortization of deferred lease rental benefit	(108)	(109)
Swiss pension obligation	155	172
Amortization of deferred debt issue costs	291	1,446
Accrued preference share dividends	263	263
Deferred income taxes	11	—
Net change in assets and liabilities:
Trade accounts receivable, net	(141)	(170)
Inventories	(28)	(608)
Accounts payable and accrued liabilities	(5,401)	(2,005)
Accrued compensation and benefits	1,057	(837)
Other assets	3,280	(811)
Net cash used in operating activities	(21,118)	(19,146)
INVESTING ACTIVITIES:
Increase in short-term investments	—	(43,000)
Realization of short-term investments	—	31,434
Purchase of property and equipment	(1,428)	(5,436)
Purchase of intangible assets	—	(6)
Net cash used in investing activities	(1,428)	(17,008)
FINANCING ACTIVITIES:
Repayment of finance leases	(116)	(29)
Proceeds from drawdown of new debt	36,000	—
Issue costs of new debt	(1,213)	—
Proceeds from issuance of ordinary shares and warrants	2,195	45,273
Net cash generated from financing activities	36,866	45,244
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	3,304	(836)
Change in cash, cash equivalents and restricted cash	17,624	8,254
Beginning cash, cash equivalents and restricted cash	25,205	9,794
Ending cash, cash equivalents and restricted cash	$42,829	$18,048
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$5,069	$5,068
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,629	$13,008
Restricted cash	7,200	5,040
Total cash, cash equivalents and restricted cash	$42,829	$18,048

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2019 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $300.8 million as of June 30, 2018. At June 30, 2018 the Company had available cash holdings and short-term investments of $41.0 million. In addition, the exercise of 8,039,683 warrants to purchase 8,039,683 of our ordinary shares in the month of July 2018 generated an additional $46.6 million of available cash. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances and the issuance of new equity or debt. The Company expects additional financing to be available from these funding sources, and accordingly has prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances except for $7.2 million and $5.04 million at June 30, 2018 and March 31, 2018, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $308 and $320 at June 30, 2018 and March 31, 2018, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of June 30, 2018 and at March 31, 2018. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2018 and March 31, 2018. This customer represented 42% and 51% of the accounts receivable balances as of June 30, 2018 and March 31, 2018, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2018 and June 30, 2017. This customer represented 59% of total product sales for the quarter ended June 30, 2018 and 65% for the quarter ended June 30, 2017.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2018 and March 31, 2018.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2018 or June 30, 2017.

Revenue Recognition

Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers.

Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of delivery at an amount based on the transaction price. Customers have no right of return except in the case of damaged goods and the Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of product sales. In those cases where the Company bills shipping and handling costs to customers, the amounts billed are classified as revenue.

Revenue is also earned from the provision of development services to a small number of original equipment manufacturer (“OEM”) customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices.  In recent years, product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within the Company’s control. While there can be no assurance that this will continue to be the case, the milestones have been such that they effectively represent full performance of a particular part of a development program and, as a result, the milestone-related revenues have been recognized as the contractual milestones are achieved.

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), in June 2013, the Company executed a product attachment relating to the development of a range of rare antisera products. This product attachment was amended in August 2016. During the year ended March 31, 2018, the Company recognized a milestone of $600 related to the receipt of FDA approval of certain rare antisera products. The Company is entitled to receive a milestone payment of $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

In January 2015, the Company entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. Under the terms of this agreement, the Company is entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the projects that the development work would be successful, these milestones are substantive and the revenue will be recognized when the milestones are achieved.

In the quarter ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material and, at June 30, 2018, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Share Warrants

As of June 30, 2018, the Company had three classes of warrants to purchase ordinary shares outstanding: (i) warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility; (ii) warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017, and (iii) pre-funded warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017.  The exercise term for the warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017 expired on July 31, 2018. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

Rentals relating to operating leases are expensed over the life of the lease. Rental incentives and the gain on the sale and leaseback of the manufacturing facility near Edinburgh, Scotland completed in March 2018, are included within deferred lease rental benefit in the balance sheet and amortized over the life of the related lease.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets. Deferred tax assets and liabilities are classified as noncurrent on the balance sheet.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 34% to 21% effective on January 1, 2018. As a result, the Company revalued its U.S. deferred tax assets and liabilities at the 21% rate with effect from January 1, 2018.  This revaluation and also the other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements.

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

The royalty rights agreements entered into with subscribers to the two issuances of the Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits (“ASC 715”). The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its Consolidated Balance Sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within ‘‘Accumulated other comprehensive loss’’. The service cost component of the net periodic benefit cost is disclosed in the same line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and within interest expense, net in the consolidated statements of comprehensive loss.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on April 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended June 30, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18. ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within) using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 retrospectively as of April 1, 2018. The adoption of ASU 2016-18 has not had a material impact on the Company’s consolidated statement of cash flows.

In March 2017, the FASB issued Accounting Standards Update 2017-07 (ASU 2017-07) Compensation-Retirement Benefits, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 (including interim periods within) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2017-07 on April 1, 2018 and applied the change retrospectively in its consolidated statements of comprehensive loss using the practical expedient. The adoption of ASU 2017-07 has not had a material impact on the Company’s consolidated statements of comprehensive loss.

Note 3. Intangible Assets

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,599	$(2,599)	$—	—
Brands associated with acquired cell lines	536	(145)	391	29.2 years
Product licenses	900	(455)	445	4.9 years
Other intangibles	169	(169)	—	—
Total	$4,204	$(3,368)	$836	16.3 years

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,758	$(2,758)	$—	—
Brands associated with acquired cell lines	569	(150)	419	29.5 years
Product licenses	954	(459)	495	5.2 years
Other intangibles	179	(179)	—	—
Total	$4,460	$(3,546)	$914	16.3 years

Note 4. Debt

Long-term debt comprises:

	June 30, 2018	March 31, 2018
Total debt	$120,000	$84,000
Less current portion	(9,600)	—
Long-term debt	$110,400	$84,000
Deferred debt costs and royalty liability, net of amortization	141	1,063
	$110,541	$85,063

The Company’s debt at June 30, 2018 comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. In connection with this private placement, the Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Secured Notes may require the Company to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company paid $7.2 million of the total proceeds the two issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $2.2 million of which related to the second issuance on June 29, 2018.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2019, the Company will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until October 15, 2023 pursuant to a fixed amortization schedule.

In connection with the initial issuance on October 14, 2016, and the additional issuance on June 29, 2018, the Company entered into royalty rights agreements, pursuant to which the Company sold to the note purchasers in the issuances, the rights to receive a payment equal to 1.4% and 0.6% respectively, of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates enters into a contract for the sale of MosaiQ instruments or consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first contract date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At June 30, 2018, the outstanding debt was repayable as follows:

Within 1 year	$9,600
Between 1 and 2 years	19,200
Between 2 and 3 years	22,800
Between 3 and 4 years	25,200
Between 4 and 5 years	27,600
After 5 years	15,600
Total debt	$120,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2018	March 31, 2018
Raw materials	$9,788	$10,024
Work in progress	4,321	4,226
Finished goods	1,488	2,028
Total inventories	$15,597	$16,278

Inventory at June 30, 2018 included $8,152 of raw materials, $1,466 of work in progress and $264 of finished goods related to the MosaiQ project. Inventory at March 31, 2018, included $8,441 of raw materials and $1,528 of work in progress and $389 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2018	March 31, 2018
Plant and equipment	$49,684	$51,912
Leasehold improvements	32,386	34,611
Total property and equipment	82,070	86,523
Less: accumulated depreciation	(27,727)	(26,367)
Total property and equipment, net	$54,343	$60,156

Depreciation expenses were $3,306 and $2,443 in the quarters ended June 30, 2018 and June 30, 2017, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2018	March 31, 2018
Salary and related benefits	$747	$455
Accrued vacation	511	504
Accrued payroll taxes	1,332	1,353
Accrued incentive payments	3,538	3,000
Total accrued compensation and benefits	$6,128	$5,312

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	March 31, 2018
Accrued legal and professional fees	$559	$280
Accrued interest	2,085	4,612
Goods received not invoiced	2,187	1,272
Accrued capital expenditure	905	3,309
Other accrued expenses	2,175	5,867
Total accrued expenses and other current liabilities	$7,911	$15,340

At March 31, 2018, other accrued expenses included a value added tax liability of $2,905 related to the completion of the sale of the Company’s new conventional reagents manufacturing facility (the “Biocampus facility”) in March 2018. There was an offsetting value added tax recoverable balance within prepaid expenses and other current assets at March 31, 2018. There were no equivalent amounts at June 30, 2018.

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to June 30, 2018 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into six contracts to sell $500 in each calendar month from July 2018 through December 2018 at £1:$1.4315, three contracts to sell $500 and purchase pounds sterling at £1:$1.4140 in each calendar month from January 2019 through March 2019, and three contracts to sell $500 and purchase pounds sterling at £1:$1.3520 in each calendar month from April 2019 through June 2019 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,539	$—	$9,539
Short-term investments(2)	5,695	—	—	5,695
Total assets measured at fair value	$5,695	$9,539	$—	$15,234

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$279	$—	$279
Total liabilities measured at fair value	$—	$279	$—	$279

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,616	$—	$9,616
Short-term investments(2)	5,669	—	—	5,669
Foreign currency forward contracts(3)	—	118	—	118
Total assets measured at fair value	$5,669	$9,734	$—	$15,403

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$64	$—	$64
Total liabilities measured at fair value	$—	$64	$—	$64

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund. See Note 10, “Defined Benefit Pension Plans”.

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2018	March 31, 2018	Par value
Ordinary shares	46,064,701	45,646,424	$—
Total	46,064,701	45,646,424	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
7% Cumulative Redeemable Preference shares	666,665	666,665	$27.88	$27.50
Total	666,665	666,665

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,347 and $1,285 in the quarters ended June 30, 2018 and June 30, 2017, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	30,000	4.71	120
Exercised	(10,902)	1.87	—
Forfeited	(9,533)	10.19	—
Outstanding — June 30, 2018	2,105,848	$7.77	82
Exercisable — June 30, 2018	1,601,773	$7.92	75

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at June 30, 2018 was $8.03.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2018	30,000	$4.71	$4.71	$2.99

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

April 1, 2018
Risk-free interest rate	2.74%
Expected lives (years)	6
Volatility	67.02%
Dividend yield	—
Grant date fair value (per share)	$4.71
Number granted	30,000

A summary of the RSUs and MRSUs in issue at June 30, 2018 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	512,950	15	N/A
RSUs subject to milestone based vesting	354,980	N/A	N/A
MRSUs with vesting based on $60 share price	72,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	85,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At June 30, 2018, 512,950 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 15 months.  In addition, 354,980 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.   The MRSUs in issue at June 30, 2018 comprised 72,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, 85,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period, and 106,000 MRSUs which will vest between April 1, 2019 and December 31, 2019 if the Company’s ordinary share price exceeds $22 for 20 consecutive days in this period.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended
	June 30, 2018	June 30, 2017
Income tax expense at statutory rate	$—	$—
Foreign tax rate differential	(1,062)	(1,122)
Increase in valuation allowance against deferred tax assets	1,073	1,122
Provision for income tax	$11	$—

Significant components of deferred tax are as follows:

	June 30, 2018	March 31, 2018
Provisions and reserves	$1,234	$1,327
Net operating loss carry forwards	13,498	12,476
Gross deferred tax assets	$14,732	$13,803
Fixed assets basis difference	$(151)	$(284)
Gross deferred tax liabilities	$(151)	$(284)
Net deferred tax asset	$14,581	$13,519
Valuation allowance	(13,943)	(12,870)
Total	$638	$649

The balance sheet classification of deferred tax is as follows:

	June 30, 2018	March 31, 2018
Net noncurrent deferred tax assets	$638	$649
Total	$638	$649

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at June 30, 2018, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended
	June 30, 2018	June 30, 2017
Employer service cost	$396	$393
Interest cost	39	27
Expected return on plan assets	(33)	(28)
Amortization of prior service credit	(4)	(4)
Amortization of net loss	39	46
Net pension cost	$437	$434

The employer contributions for the quarters ended June 30, 2018 and 2017 were $282 and $262, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2019 are $1,124.

Note 11. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended
	June 30,
	2018	2017
Numerator:
Net loss	$(25,177)	$(20,236)
Net loss available to ordinary shareholders - basic and diluted	$(25,177)	$(20,236)
Denominator:
Weighted-average shares outstanding - basic and diluted	45,796,533	36,767,544
Loss per share - basic and diluted	$(0.55)	$(0.55)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2018 and June 30, 2017 as their inclusion would have been anti-dilutive.

	June 30, 2018	June 30, 2017
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,105,848	2,219,632
Restricted share units awarded, including the multi-year performance related restricted share units	1,131,430	991,341
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	8,039,683	—
Ordinary shares issuable on exercise of warrants at $0.01 per share	550,000	—
	12,002,486	3,386,498

Note 12. Subsequent Events

In the period between June 30, 2018 and July 31, 2018, 8,039,683 warrants to purchase ordinary shares at $5.80 per share were exercised resulting in the issuance of 8,039,683 ordinary shares with aggregate issue proceeds of $46.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on May 30, 2018.

The information set forth and discussed below for the quarters ended June 30, 2018 and June 30, 2017 is derived from the Condensed Consolidated Financial Statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2018, particularly in “Risk Factors.”

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

We operate as one business segment with 403 employees in the United States, the United Kingdom and Switzerland as of June 30, 2018. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 52% and 47% of total revenue during the quarters ended June 30, 2018 and June 30, 2017, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2018, we had an accumulated deficit of $300.8 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the development and commercialization of MosaiQ. For the quarter ended June 30, 2018, our total revenue was $7.9 million and our net loss was $25.2 million.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of 12% Senior Secured Notes (the “Secured Notes”).

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at June 30, 2018.

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with our October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds. At June 30, 2018, 375,000 of these warrants had been exercised generating proceeds of $2.2 million.

As of June 30, 2018, we had cash and cash equivalents and short-term investments of $48.5 million, including $7.5 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 65% and 79% for the quarters ended June 30, 2018 and June 30, 2017, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016 and June 2018 with the purchasers of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes reflects a reduction in the net operating losses available in one subsidiary as a result of the offset of historic tax losses against the profits of the subsidiary concerned.

Results of Operations

Comparison of the Quarters ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$7,864	100%	$6,226	91%	$1,638	26%
Other revenues	19	0%	600	9%	(581)	—
Total revenue	7,883	100%	6,826	100%	1,057	15%
Cost of revenue	4,065	52%	2,832	41%	1,233	44%
Gross profit	3,818	48%	3,994	59%	(176)	-4%
Operating expenses:
Sales and marketing	2,281	29%	1,682	25%	599	36%
Research and development	12,570	159%	12,673	186%	(103)	-1%
General and administrative	7,505	95%	6,545	96%	960	15%
Total operating expenses	22,356	284%	20,900	306%	1,456	7%
Operating loss	(18,538)	-235%	(16,906)	-248%	(1,631)	10%
Other income (expense):
Interest expense, net	(3,116)	-40%	(4,210)	-62%	1,094	-26%
Other, net	(3,512)	-45%	880	13%	(4,392)	-499%
Total other expense, net	(6,628)	-84%	(3,330)	-49%	(3,298)	—
Loss before income taxes	(25,166)	-319%	(20,236)	-296%	(4,930)	24%
Provision for income taxes	(11)	—	—	—	(11)	—
Net loss	$(25,177)	-319%	$(20,236)	-296%	$(4,941)	24%

Revenue

Total revenue for the quarter ended June 30, 2018 increased by 15% to $7.9 million, compared with $6.8 million for the quarter ended June 30, 2017. Product sales revenue increased 26% to $7.9 million for the quarter ended June 30, 2018, compared with $6.2 million for the quarter ended June 30, 2017. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 65% of product sales for the quarter ended June 30, 2018, compared with 79% for the quarter ended June 30, 2017.

The table below sets forth revenue by product group:

	Quarter ended June 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,647	72%	$4,561	67%	$1,086	24%
Product sales - direct customers and distributors	$2,217	28%	1,665	24%	552	33%
Other revenues	19	0%	600	9%	(581)	—
Total revenue	$7,883	100%	$6,826	100%	$1,057	15%

OEM Sales. Product sales to OEM customers increased 24% to $5.6 million for the quarter ended June 30, 2018, compared with $4.6 million for the quarter ended June 30, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales of $2.2 million for the quarter ended June 30, 2018 increased by $0.5 million compared with $1.7 million for the quarter ended June 30, 2017. This mainly consisted of direct sales in the United States which increased to $1.8 million in the quarter ended June 30, 2018 from $1.5 million in the quarter ended June 30, 2017 as a result of recent product launches and the expansion of our customer base. Improved revenue hedging arrangements in the quarter ended June 30, 2018 as compared with the quarter ended June 30, 2017 also contributed $0.2 million to the increase in direct and distributor product sales.

Other Revenues. Other revenues in the quarter ended June 30, 2018 consisted of sales of ancillary products related to the MosaiQ instruments which we sold to a development partner in the year ended March 31, 2018 and sales of licenses to use our reagents products. Other revenues of $0.6 million in the quarter ended June 30, 2017 consisted of product development fees as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. In both periods, the cost of these other revenues was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue increased by 44% to $4.1 million for the quarter ended June 30, 2018, compared with $2.8 million for the quarter ended June 30, 2017. The increase in cost of revenue reflected incremental costs associated with greater sales volumes.  In addition, in the quarter ended June 30, 2018 we were in the process of moving our conventional reagents manufacturing operations to the Biocampus facility, our new facility in Edinburgh, Scotland, the construction of which was completed earlier in 2018, from our other Edinburgh manufacturing facilities. We incurred additional costs of operating two facilities of approximately $0.8 million in the quarter ended June 30, 2018 as compared with the single facility that existed in the quarter ended June 30, 2017. We expect to be able to vacate our other Edinburgh facilities before December 31, 2018.

Gross profit on total revenue for the quarter ended June 30, 2018 was $3.8 million, a decrease of 4% compared with $4.0 million in the quarter ended June 30, 2017. This decrease was attributable to the decrease of $0.6 million in other revenues in the quarter ended June 30, 2018, the associated cost of which was included in research and development expenses offset by the increase in gross margin on product sales described below. Gross profit expressed as a percentage of total revenue, was 48% for the quarter ended June 30, 2018, compared with 59% for the quarter ended June 30, 2017.

Gross profit on product sales was $3.8 million for the quarter ended June 30, 2018 compared with $3.4 million for the quarter ended June 30, 2017, due to increased sales to existing customers, the impact of recently launched new products and improved revenue hedging arrangements. These improvements to our gross profit on product sales were offset in part by the additional costs of approximately $0.8 million of operating two manufacturing facilities in the quarter ended June 30, 2018 as compared with the single facility that existed in the quarter ended June 30, 2017. Gross margin on product sales, which excludes other revenues, was 48% for the quarter ended June 30, 2018 compared with 55% for the quarter ended June 30, 2017.

Sales and marketing expenses

Sales and marketing expense was $2.3 million for the quarter ended June 30, 2018, compared with $1.7 million for the quarter ended June 30, 2017. As a percentage of total revenue, sales and marketing expenses were 29% for the quarter ended June 30, 2018, compared with 25% for the quarter ended June 30, 2017. The growth in sales and marketing expense in the quarter ended June 30, 2018 was mainly attributable to increased costs related to the marketing of MosaiQ, including attendance at trade conferences in the quarter.

Research and development expenses

	Quarter ended June 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,264	156%	$12,382	181%	$(118)	-1%
Other research and development	366	5%	360	5%	6	2%
Tax credits	(60)	-1%	(69)	-1%	9	-13%
Total research and development expenses	$12,570	159%	$12,673	186%	$(103)	-1%

Research and development expenses decreased by 1% to $12.6 million for the quarter ended June 30, 2018, compared with $12.7 million for the quarter ended June 30, 2017. The decrease in costs mainly reflected reduced expenditure as the initial development of MosaiQ nears completion, which was offset in part by the costs of field trials for MosaiQ, which commenced in the quarter ended June 30, 2018.

General and administrative expenses

General and administrative expenses increased by 15% to $7.5 million for the quarter ended June 30, 2018, compared with $6.5 million for the quarter ended June 30, 2017, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ and the relocation of our manufacturing facility in Scotland. We recognized $1.3 million of stock compensation expense in both the quarter ended June 30, 2018 and the quarter ended June 30, 2017. As a percentage of total revenue, general and administrative expenses decreased to 95% for the quarter ended June 30, 2018, compared with 96% for the quarter ended June 30, 2017.

Other income (expense)

Net interest expense was $3.1 million for the quarter ended June 30, 2018, compared with $4.2 million for the quarter ended June 30, 2017. Interest expense in the quarter ended June 30, 2018 included $2.5 million of interest charges on our Secured Notes compared with $2.5 million in the quarter ended June 30, 2017. Interest expense in the quarters ended June 30, 2018 and June 30, 2017 included amortization of deferred debt issue costs of $0.3 million and $1.4 million, respectively, which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the initial issuance of the Secured Notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2018 and June 30, 2017.

Other expense for the quarter ended June 30, 2018 was comprised of $3.5 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.  Other income for the quarter ended June 30, 2017 included $0.9 million of foreign exchange gains.

Provision for income taxes

Provision for income taxes reflects a reduction in the net operating losses available in one subsidiary as a result of the offset of historic tax losses against the profits of the subsidiary concerned.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For our sales of these products in Europe, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. For our sales of these products in the United States, we ship on a two-week cycle, which also results in different numbers of shipments between quarters. In fiscal 2018, the greatest impact of extra product shipments occurred in our first quarter and the greatest impact thus far in fiscal 2019 has also occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also impact revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $300.8 million. During the quarter ended June 30, 2018, we incurred a net loss of $25.2 million and used $21.1 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2018 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at June 30, 2018.

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with our October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds. At June 30, 2018, 375,000 of these warrants had been exercised generating proceeds of $2.2 million.

As of June 30, 2018, we had cash and cash equivalents and short-term investments of $48.5 million, including $7.5 million of cash held in restricted accounts as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters ended June 30, 2018 and 2017

Operating activities

Net cash used in operating activities was $21.1 million during the quarter ended June 30, 2018, which included net losses of $25.2 million offset by non-cash items of $5.3 million. Non-cash items were depreciation and amortization expense of $3.3 million, share-based compensation expense of $1.3 million, Swiss pension costs of $0.2 million, amortization of deferred debt issue costs of $0.3 million and accrued preference share dividends of $0.3 million, offset by amortization of deferred lease rental benefit $0.1 million. We also experienced a net cash outflow of $1.2 million from changes in operating assets and liabilities during the period, consisting of a $5.4 million reduction in accounts payable and accrued liabilities and a $0.2 million increase in accounts receivable and inventories, offset by a $1.1 million increase in accrued compensation and benefits and a $3.3 million decrease in other assets.

Net cash used in operating activities was $19.1 million during the quarter ended June 30, 2017, which included net losses of $20.2 million offset by non-cash items of $5.5 million. Non-cash items were depreciation and amortization expense of $2.5 million, share-based compensation expense of $1.3 million, Swiss pension costs of $0.2 million, amortization of deferred debt issue costs of $1.4 million and accrued preference share dividends of $0.3 million, offset by amortization of deferred lease rental benefit of $0.1 million. We also experienced a net cash outflow of $4.4 million from changes in operating assets and liabilities during the period, consisting of a $0.2 million increase in accounts receivable, a $0.6 million increase in inventories, a $2.0 million reduction in accounts payable and accrued liabilities, a $0.8 million reduction in accrued compensation and benefits and a $0.8 million increase in other assets.

Investing activities

Net cash used in investing activities was $1.4 million for the quarter ended June 30, 2018 and $17.0 million for the quarter ended June 30, 2017. We spent $1.4 million on purchases of property and equipment in the quarter ended June 30, 2018, which was mainly related to the payment of final costs related to the construction of our new Biocampus manufacturing facility. Purchases of property and equipment in the quarter ended June 30, 2017 were $5.4 million, which was mainly related to the construction of our new Biocampus manufacturing facility. We also invested $11.6 million in short-term money market funds in the quarter ended June 30, 2017.

Financing activities

Net cash provided by financing activities was $36.9 million during the quarter ended June 30, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018 and $2.2 million of proceeds from the issuance of ordinary shares upon exercise of warrants and share options offset by $0.1 million of repayments on finance leases. Net cash provided by financing activities was $45.2 million during the quarter ended June 30, 2017, consisting of $45.3 million of net proceeds from the issuance of ordinary shares, offset by $0.1 million of repayments on finance leases.

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

As of June 30, 2018, we had cash and cash equivalents and short-term investments of $41.3 million, including $0.3 million of cash held in a restricted account as part of the arrangements relating to the lease of our property in Eysins, Switzerland. We also held $7.2 million in a cash reserve account maintained with the collateral agent for the Secured Notes.

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

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances and the issuance of new equity or debt. We expect additional financing to be available from these funding sources, and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2018.

On June 29, 2018, we issued an additional $36 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. As a result of these transactions, the aggregate amounts payable under the Secured Notes is $120.0 million, with $9.6 million due in less than a year, $42.0 million due in 1-3 years, $52.8 million due in 3-5 years and $15.6 million due in more than 5 years, and the aggregate amount payable with the royalty rights agreements is $54.5 million, with $0 due in less than a year, $0.6 million due in 1-3 years, $8.4 million due in 3-5 years and $45.6 million due in more than 5 years.

There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2018 and June 30, 2018.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers. Product revenue is recognized at a point in time which is generally at the time of delivery of products to customers.

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to ensure that our revenue recognition is in accordance with applicable accounting standards. In recent years, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that we will earn product development revenues when milestones are achieved, the nature of the milestones have been such that they effectively represent full completion of a particular part of a development program. As a result, we typically fully recognize milestone-related revenues as the milestones are achieved in accordance with applicable accounting standards.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2018 or in the year ended March 31, 2018.

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

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Royalty Liability

The royalty rights agreements entered into in connection with the issuances of our Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Secured Notes.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

Refer to Note 2 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for a discussion of recently issued accounting pronouncements.

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

Cash, cash equivalents and cash reserve account. At June 30, 2018, we had cash and cash equivalents of $40.6 million and we also held $7.2 million in a cash reserve account maintained with the collateral agent for the Secured Notes. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At June 30, 2018, we had term debt of $120 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2018, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $1.0 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $1.0 million. Based on our assets and liabilities held in Swiss Francs at June 30, 2018, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.5 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.5 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2018, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $18.8 million. This expenditure was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2019 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $0.6 million in the year ending March 31, 2019 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2019. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $0.6 million over the same period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We are in the process of taking the following steps to implement a remediation plan for the material weakness in internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018:

•	increase involvement of third party tax advisers to assist and review the tax implications of complex, non-routine transactions; and
•	adopt and implement specific management review control procedures around the use of specialists, specifically the review of tax advice and the related accounting treatment under US GAAP.

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

Changes in internal control over financial reporting

Other than the remediation measures noted above, there were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our Annual Report on Form 10-K for the year ending March 31, 2019, we will provide a report of management on our internal control over financial reporting, including management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019 following the implementation of this remediation plan.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Amendment to employment agreement between Quotient Limited and Christopher Lindop dated April 5, 2018
10.2	Form of Royalty Right Agreement dated June 29, 2018 (filed as exhibit 10.1 to our Form 8-K filed on June 29, 2018 and incorporated herein by reference)
10.3	Form of Amendment to Royalty Right Agreement, dated as of June 29, 2018
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: August 7, 2018	/s/ Franz Walt
Franz Walt Chief Executive Officer