Form 10-Q
period 2018-09-30
Quotient Ltd
filed 2018-11-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 5, 2018, there were 54,331,551 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,562	$20,165
Short-term investments	64,916	5,669
Trade accounts receivable, net	2,509	2,862
Inventories	15,278	16,278
Prepaid expenses and other current assets	3,189	7,065
Total current assets	89,454	52,039
Restricted cash	7,511	5,040
Property and equipment, net	51,456	60,156
Intangible assets, net	799	914
Deferred income taxes	627	649
Other non-current assets	4,689	5,043
Total assets	$154,536	$123,841
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,642	$5,441
Accrued compensation and benefits	4,362	5,312
Accrued expenses and other current liabilities	12,185	15,340
Current portion of long-term debt	9,600	—
Current portion of deferred lease rental benefit	441	443
Current portion of capital lease obligation	484	515
Total current liabilities	29,714	27,051
Long-term debt, less current portion	112,406	85,063
Deferred lease rental benefit, less current portion	997	443
Capital lease obligation, less current portion	1,080	1,422
Defined benefit pension plan obligation	6,225	6,168
7% Cumulative redeemable preference shares	18,850	18,325
Total liabilities	169,272	138,472
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 54,229,503 and 45,646,424 issued and outstanding at September 30, 2018 and March 31, 2018 respectively	303,176	253,934
Additional paid in capital	26,211	23,708
Accumulated other comprehensive loss	(15,946)	(16,634)
Accumulated deficit	(328,177)	(275,639)
Total shareholders' deficit	(14,736)	(14,631)
Total liabilities and shareholders' deficit	$154,536	$123,841

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product sales	$6,247	$5,910	$14,111	$12,136
Other revenues	—	—	19	600
Total revenue	6,247	5,910	14,130	12,736
Cost of revenue	(4,552)	(2,786)	(8,617)	(5,618)
Gross profit	1,695	3,124	5,513	7,118
Operating expenses:
Sales and marketing	(1,845)	(1,869)	(4,126)	(3,551)
Research and development, net of government grants	(12,998)	(13,341)	(25,568)	(26,014)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,155)	(1,187)	(2,503)	(2,472)
Other general and administrative expenses	(6,761)	(4,787)	(12,917)	(10,047)
Total general and administrative expense	(7,916)	(5,974)	(15,420)	(12,519)
Total operating expense	(22,759)	(21,184)	(45,114)	(42,084)
Operating loss	(21,064)	(18,060)	(39,601)	(34,966)
Other income (expense):
Interest expense, net	(5,819)	(4,197)	(8,935)	(8,407)
Other, net	(468)	565	(3,980)	1,444
Other expense, net	(6,287)	(3,632)	(12,915)	(6,963)
Loss before income taxes	(27,351)	(21,692)	(52,516)	(41,929)
Provision for income taxes	(11)	—	(22)	—
Net loss	$(27,362)	$(21,692)	$(52,538)	$(41,929)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(29)	$128	$(361)	$473
Change in unrealized gain on short-term investments	221	(6)	247	32
Foreign currency gain	373	(504)	730	1,312
Provision for pension benefit obligation	36	44	72	87
Other comprehensive income (loss), net	601	(338)	688	1,904
Comprehensive loss	$(26,761)	$(22,030)	$(51,850)	$(40,025)
Net loss available to ordinary shareholders - basic and diluted	$(27,362)	$(21,692)	$(52,538)	$(41,929)
Loss per share - basic and diluted	$(0.53)	$(0.58)	$(1.07)	$(1.13)
Weighted-average shares outstanding - basic and diluted	52,059,037	37,657,409	48,944,896	37,223,957

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares	8,469,683	49,220	—	—	—	49,220
Issue of shares upon exercise of incentive share options and vesting of RSUs	113,396	22	—	—	—	22
Net loss	—	—	—	—	(52,538)	(52,538)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(361)	—	(361)
Unrealized gain on short-term investments	—	—	—	247	—	247
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	7,449	—	7,449
Retranslation of foreign entities	—	—	—	(6,719)	—	(6,719)
Provision for pension benefit obligation	—	—	—	72	—	72
Other comprehensive loss	—	—	—	688	—	688
Stock-based compensation	—	—	2,503	—	—	2,503
September 30, 2018	54,229,503	$303,176	$26,211	$(15,946)	$(328,177)	$(14,736)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(52,538)	$(41,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,422	5,081
Share-based compensation	2,503	2,472
Increase in (amortization of) deferred lease rental benefit	197	(215)
Swiss pension obligation	309	329
Amortization of deferred debt issue costs	2,159	2,882
Accrued preference share dividends	525	525
Deferred income taxes	22	—
Net change in assets and liabilities:
Trade accounts receivable, net	201	231
Inventories	315	(1,065)
Accounts payable and accrued liabilities	(3,886)	(540)
Accrued compensation and benefits	(691)	(560)
Other assets	3,371	197
Net cash used in operating activities	(41,091)	(32,592)
INVESTING ACTIVITIES:
Increase in short-term investments	(59,000)	(43,000)
Realization of short-term investments	—	48,402
Purchase of property and equipment	(1,639)	(12,261)
Purchase of intangible assets	—	(68)
Net cash used in investing activities	(60,639)	(6,927)
FINANCING ACTIVITIES:
Repayment of finance leases	(231)	(56)
Proceeds from drawdown of new debt	36,000	—
Issue costs of new debt	(1,213)	—
Proceeds from issuance of ordinary shares and warrants	49,242	45,266
Net cash generated from financing activities	83,798	45,210
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	3,800	(1,314)
Change in cash, cash equivalents and restricted cash	(14,132)	4,377
Beginning cash, cash equivalents and restricted cash	25,205	9,794
Ending cash, cash equivalents and restricted cash	$11,073	$14,171
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$5,096	$5,068
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,562	$9,131
Restricted cash	7,511	5,040
Total cash, cash equivalents and restricted cash	$11,073	$14,171

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The March 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2019 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $328.2 million as of September 30, 2018. At September 30, 2018 the Company had available cash holdings and short-term investments of $68.5 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances and the issuance of new equity or debt. The Company expects additional financing to be available from these funding sources, and accordingly has prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $7.2 million and $5.0 million at September 30, 2018 and March 31, 2018, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $311 at September 30, 2018 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2018 and at March 31, 2018. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2018 and March 31, 2018. This customer represented 39% and 51% of the accounts receivable balances as of September 30, 2018 and March 31, 2018, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2018 and September 30, 2017. This customer represented 58% of total product sales for the six month period ended September 30, 2018 and 65% for the six month period ended September 30, 2017.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2018 and March 31, 2018.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2018 or September 30, 2017.

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

In the six month period ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material and, at September 30, 2018, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Share Warrants

As of September 30, 2018, the Company had two classes of warrants to purchase ordinary shares outstanding: (i) warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility; and (ii) pre-funded warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits (“ASC 715”). The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its consolidated balance sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within ‘‘Accumulated other comprehensive loss’’. The service cost component of the net periodic benefit cost is disclosed in the same line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and within interest expense, net in the consolidated statement of comprehensive loss.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on April 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended September 30, 2018.

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

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits, or ASU 2017-07, in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the statements of operations. Under ASU 2017-07, the service cost component of the net periodic benefit cost is disclosed in the same income statement line item as other employee compensation costs arising from services rendered during the period, and the other components are reported separately from the line item that includes the service cost and outside of any subtotal of operating income. ASU 2017-07 is effective for annual periods beginning after December 15, 2017 (including interim periods within) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2017-07 on April 1, 2018 and applied the change retrospectively in its consolidated statement of comprehensive loss using the practical expedient. The adoption of ASU 2017-07 has not had a material impact on the Company’s consolidated statement of comprehensive loss.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting of a share-based payment award. The guidance should be applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 prospectively on April 1, 2018. The adoption of ASU 2017-09 has not had a material impact on the Company’s financial position, results of operations or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

The FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet in respect of both capital and operating leases but recognize expenses in their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard will apply to the Company’s fiscal year ending March 31, 2020.

In adopting this standard the Company expects to apply the package of practical expedients in ASU 2016-02 which allow an entity to not reassess whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases and the accounting for any initial direct costs on any expired or existing leases. The Company also expects to elect the additional transitional approach prescribed under ASU 2018-11 to allow the Company to apply the new standard from the date of adoption, rather than adjusting comparative periods, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has completed a preliminary review of the existing portfolio of leases and is currently evaluating the impact adopting the new standard will have on its consolidated financial statements and related disclosures. The Company does not expect any material impact on its consolidated statements of comprehensive loss but does expect to add significant right-of-use assets and associated lease liabilities of approximately equal amounts to its consolidated balance sheet in respect of its existing operating lease arrangements.

Note 3. Intangible Assets

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,565	$(2,565)	$—	—
Brands associated with acquired cell lines	529	(147)	382	28.9 years
Product licenses	887	(470)	417	4.7 years
Other intangibles	167	(167)	—	—
Total	$4,148	$(3,349)	$799	16.3 years

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,758	$(2,758)	$—	—
Brands associated with acquired cell lines	569	(150)	419	29.5 years
Product licenses	954	(459)	495	5.2 years
Other intangibles	179	(179)	—	—
Total	$4,460	$(3,546)	$914	16.3 years

Note 4. Debt

Long-term debt comprises:

	September 30, 2018	March 31, 2018
Total debt	$120,000	$84,000
Less current portion	(9,600)	—
Long-term debt	$110,400	$84,000
Deferred debt costs and royalty liability, net of amortization	2,006	1,063
	$112,406	$85,063

The Company’s debt at September 30, 2018 comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. The obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Secured Notes may require the Company to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company paid $7.2 million of the total proceeds of the two issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $2.2 million of which related to the second issuance on June 29, 2018.

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

At September 30, 2018, the outstanding debt was repayable as follows:

Within 1 year	$9,600
Between 1 and 2 years	19,200
Between 2 and 3 years	22,800
Between 3 and 4 years	25,200
Between 4 and 5 years	27,600
After 5 years	15,600
Total debt	$120,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2018	March 31, 2018
Raw materials	$9,224	$10,024
Work in progress	4,217	4,226
Finished goods	1,837	2,028
Total inventories	$15,278	$16,278

Inventory at September 30, 2018 included $7,549 of raw materials, $1,636 of work in progress and $299 of finished goods related to the MosaiQ project. Inventory at March 31, 2018, included $8,441 of raw materials and $1,528 of work in progress and $389 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2018	March 31, 2018
Plant and equipment	$50,103	$51,912
Leasehold improvements	32,283	34,611
Total property and equipment	82,386	86,523
Less: accumulated depreciation	(30,930)	(26,367)
Total property and equipment, net	$51,456	$60,156

Depreciation expenses were $3,063 and $2,594 in the quarters ended September 30, 2018 and September 30, 2017, respectively, and $6,370 and $5,036 in the six month periods ended September 30, 2018 and 2017, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2018	March 31, 2018
Salary and related benefits	$1,161	$455
Accrued vacation	326	504
Accrued payroll taxes	1,287	1,353
Accrued incentive payments	1,588	3,000
Total accrued compensation and benefits	$4,362	$5,312

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	March 31, 2018
Accrued legal and professional fees	$469	$280
Accrued interest	5,726	4,612
Goods received not invoiced	1,749	1,272
Accrued capital expenditure	1,002	3,309
Other accrued expenses	3,239	5,867
Total accrued expenses and other current liabilities	$12,185	$15,340

At March 31, 2018, other accrued expenses included a value added tax liability of $2,905 related to the completion of the sale of the Company’s new conventional reagents manufacturing facility (the “Biocampus facility”) in March 2018. There was an offsetting value added tax recoverable balance within prepaid expenses and other current assets at March 31, 2018. There were no equivalent amounts at September 30, 2018.

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to September 30, 2018 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from October 2018 through December 2018 at £1:$1.4315, three contracts to sell $500 and purchase pounds sterling at £1:$1.4140 in each calendar month from January 2019 through March 2019, and three contracts to sell $500 and purchase pounds sterling at £1:$1.3520 in each calendar month from April 2019 through June 2019 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,653	$—	$9,653
Short-term investments(2)	64,916	—	—	64,916
Total assets measured at fair value	$64,916	$9,653	$—	$74,569

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$308	$—	$308
Total liabilities measured at fair value	$—	$308	$—	$308

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,616	$—	$9,616
Short-term investments(2)	5,669	—	—	5,669
Foreign currency forward contracts(3)	—	118	—	118
Total assets measured at fair value	$5,669	$9,734	$—	$15,403

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$64	$—	$64
Total liabilities measured at fair value	$—	$64	$—	$64

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2018	March 31, 2018	Par value
Ordinary shares	54,229,503	45,646,424	$—
Total	54,229,503	45,646,424	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2018	March 31, 2018	September 30, 2018	March 31, 2018
7% Cumulative Redeemable Preference shares	666,665	666,665	$28.28	$27.50
Total	666,665	666,665

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with the Company’s October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds.   On August 3, 2018, the Company entered into two subscription agreements with Franz Walt, the Company’s Chief Executive Officer, and with Heino von Prondzynski, the Company’s Chairman, pursuant to which we issued a combined total of 55,000 ordinary shares at a price of $7.54 per share for aggregate proceeds of $0.4 million.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,155 and $1,187 in the quarters ended September 30, 2018 and September 30, 2017, respectively, and $2,503 and $2,472 in the six month periods ended September 30, 2018 and September 30, 2017, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	30,000	4.71	120
Exercised	(11,324)	1.99	—
Forfeited	(15,653)	10.34	—
Outstanding — September 30, 2018	2,099,306	$7.76	79
Exercisable — September 30, 2018	1,610,926	$7.96	72

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at September 30, 2018 was $7.55.

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

April 1, 2018
Risk-free interest rate	2.74%
Expected lives (years)	6
Volatility	67.02%
Dividend yield	—
Grant date fair value (per share)	$4.71
Number granted	30,000

A summary of the RSUs and MRSUs in issue at September 30, 2018 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	442,803	14	N/A
RSUs subject to milestone based vesting	364,953	N/A	N/A
MRSUs with vesting based on $60 share price	72,500	N/A	Apr - Dec 2018
MRSUs with vesting based on $40 share price	85,000	N/A	Apr - Dec 2018
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At September 30, 2018, 442,803 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 14 months.  In addition, 364,953 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.   The MRSUs in issue at September 30, 2018 comprised 72,500 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $60 for 20 consecutive days in this period, 85,000 MRSUs, which will vest between April 1, 2018 and December 31, 2018 if the Company’s ordinary share price exceeds $40 for 20 consecutive days in this period, and 106,000 MRSUs which will vest between April 1, 2019 and December 31, 2019 if the Company’s ordinary share price exceeds $22 for 20 consecutive days in this period.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Income tax expense at statutory rate	$—	$—	$—	$—
Foreign tax rate differential	(1,307)	(1,122)	(2,369)	(2,245)
Increase in valuation allowance against deferred tax assets	1,318	1,122	2,391	2,245
Provision for income tax	$11	$—	$22	$—

Significant components of deferred tax are as follows:

	September 30, 2018	March 31, 2018
Provisions and reserves	$1,366	$1,327
Net operating loss carry forwards	14,884	12,476
Gross deferred tax assets	$16,250	$13,803
Fixed assets basis difference	$(247)	$(284)
Gross deferred tax liabilities	$(247)	$(284)
Net deferred tax asset	$16,003	$13,519
Valuation allowance	(15,376)	(12,870)
Total	$627	$649

The balance sheet classification of deferred tax is as follows:

	September 30, 2018	March 31, 2018
Net noncurrent deferred tax assets	$627	$649
Total	$627	$649

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at September 30, 2018, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Employer service cost	$400	$398	$795	$791
Interest cost	39	27	77	54
Expected return on plan assets	(33)	(29)	(66)	(57)
Amortization of prior service credit	(4)	(3)	(7)	(7)
Amortization of net loss	39	47	78	93
Net pension cost	$441	$440	$877	$874

The employer contributions for the six month periods ended September 30, 2018 and September 30, 2017 were $569 and $545, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2019 are $1,124.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(27,362)	$(21,692)	$(52,538)	$(41,929)
Net loss available to ordinary shareholders - basic and diluted	$(27,362)	$(21,692)	$(52,538)	$(41,929)
Denominator:
Weighted-average shares outstanding - basic and diluted	52,059,037	37,657,409	48,944,896	37,223,957
Loss per share - basic and diluted	$(0.53)	$(0.58)	$(1.07)	$(1.13)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2018 and September 30, 2017 as their inclusion would have been anti-dilutive.

	September 30, 2018	September 30, 2017
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,099,306	2,207,722
Restricted share units awarded, including the multi-year performance related restricted share units	1,071,256	991,563
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $0.01 per share	550,000	—
	3,896,087	3,374,810

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on May 30, 2018.

The information set forth and discussed below for the quarters and six month periods ended September 30, 2018 and September 30, 2017 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We operate as one business segment with 390 employees in the United States, the United Kingdom and Switzerland as of September 30, 2018. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 51% of total revenue during each of the six month periods ended September 30, 2018 and September 30, 2017.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2018, we had an accumulated deficit of $328.2 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the development and commercialization of MosaiQ. For the six month period ended September 30, 2018, our total revenue was $14.1 million and our net loss was $52.5 million.

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

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at September 30, 2018.

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with our October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds.

On August 3, 2018, we entered into two subscription agreements with Franz Walt, our Chief Executive Officer, and with Heino von Prondzynski, our Chairman, pursuant to which we issued a combined total of 55,000 ordinary shares at a price of $7.54 per share (which was equal to the closing bid price of our ordinary shares as reported on the NASDAQ Global Market on August 2, 2018) for aggregate proceeds of $0.4 million.

As of September 30, 2018, we had available cash, cash equivalents and short-term investments of $68.5 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 67% and 74% for the six month periods ended September 30, 2018 and September 30, 2017, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Provision for income taxes reflects a reduction in the net operating losses available for carrying forward in one subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Results of Operations

Comparison of the Quarters ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$6,247	100%	$5,910	100%	$337	6%
Other revenues	—	0%	—	0%	—	—
Total revenue	6,247	100%	5,910	100%	337	6%
Cost of revenue	4,552	73%	2,786	47%	1,766	63%
Gross profit	1,695	27%	3,124	53%	(1,429)	-46%
Operating expenses:
Sales and marketing	1,845	30%	1,869	32%	(24)	-1%
Research and development	12,998	208%	13,341	226%	(343)	-3%
General and administrative	7,916	127%	5,974	101%	1,942	33%
Total operating expenses	22,759	364%	21,184	358%	1,575	7%
Operating loss	(21,064)	-337%	(18,060)	-306%	(3,004)	17%
Other income (expense):
Interest expense, net	(5,819)	-93%	(4,197)	-71%	(1,622)	39%
Other, net	(468)	-7%	565	10%	(1,033)	-183%
Total other expense, net	(6,287)	-101%	(3,632)	-61%	(2,655)	73%
Loss before income taxes	(27,351)	-438%	(21,692)	-367%	(5,659)	26%
Provision for income taxes	(11)	—	—	—	(11)	—
Net loss	$(27,362)	-438%	$(21,692)	-367%	$(5,670)	26%

Revenue

Total revenue for the quarter ended September 30, 2018 increased by 6% to $6.2 million, compared with $5.9 million for the quarter ended September 30, 2017, and comprised wholly of product sales revenue during each period. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 70% of product sales for the quarter ended September 30, 2018, compared with 68% for the quarter ended September 30, 2017.

The table below sets forth revenue by product group:

	Quarter ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$4,378	70%	$4,235	72%	$143	3%
Product sales - direct customers and distributors	$1,869	30%	1,675	28%	194	12%
Other revenues	—	0%	—	0%	—	—
Total revenue	$6,247	100%	$5,910	100%	$337	6%

OEM Sales. Product sales to OEM customers increased 3% to $4.4 million for the quarter ended September 30, 2018, compared with $4.2 million for the quarter ended September 30, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $1.9 million for the quarter ended September 30, 2018 increased by $0.2 million compared with $1.7 million for the quarter ended September 30, 2017. This mainly consisted of direct sales in the United States which increased to $1.8 million in the quarter ended September 30, 2018 from $1.4 million in the quarter ended September 30, 2017 as a result of recent product launches and the expansion of our customer base.

Other Revenues. There were no other revenues in the quarter ended September 30, 2018 or in the quarter ended September 30, 2017.

Cost of revenue and gross margin

Cost of revenue increased by 63% to $4.6 million for the quarter ended September 30, 2018, compared with $2.8 million for the quarter ended September 30, 2017. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the quarter ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to the Biocampus facility, our new facility in Edinburgh, Scotland, the construction of which was completed earlier in 2018, from our other Edinburgh manufacturing facilities. We incurred additional costs of operating our new facility as well as our existing facility amounting to approximately $1.6 million in the quarter ended September 30, 2018 as compared with the single facility that existed in the quarter ended September 30, 2017. We expect to be able to vacate our other Edinburgh facilities before December 31, 2018.

Gross profit on total revenue equaled gross profit on product sales in each quarter due to there being no other revenue in either period. Gross profit on product sales was $1.7 million for the quarter ended September 30, 2018 compared with $3.1 million for the quarter ended September 30, 2017. This decrease was due to the additional costs of approximately $1.6 million of operating two manufacturing facilities in the quarter ended September 30, 2018 as compared with the single facility that existed in the quarter ended September 30, 2017 partially offset by the effect of increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales was 27% for the quarter ended September 30, 2018 compared with 53% for the quarter ended September 30, 2017.

Sales and marketing expenses

Sales and marketing expense was $1.8 million for the quarter ended September 30, 2018, compared with $1.9 million for the quarter ended September 30, 2017. As a percentage of total revenue, sales and marketing expenses were 30% for the quarter ended September 30, 2018, compared with 32% for the quarter ended September 30, 2017.

Research and development expenses

	Quarter ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,676	203%	$13,073	221%	$(397)	-3%
Other research and development	381	6%	336	6%	45	13%
Tax credits	(59)	-1%	(68)	-1%	9	-13%
Total research and development expenses	$12,998	208%	$13,341	226%	$(343)	-3%

Research and development expenses decreased by 3% to $13.0 million for the quarter ended September 30, 2018, compared with $13.3 million for the quarter ended September 30, 2017. The decrease in costs mainly reflected reduced overall expenditure as the initial development of MosaiQ nears completion. Our research and development expenses in the quarter ended September 30, 2018 include the costs of field trials for MosaiQ as well as an expense of $0.5 million related to the costs of our intellectual property license with TTP for MosaiQ.

General and administrative expenses

General and administrative expenses increased by 33% to $7.9 million for the quarter ended September 30, 2018, compared with $6.0 million for the quarter ended September 30, 2017, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ, advisory fees and costs associated with the relocation of our manufacturing facility in Scotland. We recognized $1.2 million of stock compensation expense in the quarter ended September 30, 2018 compared with $1.2 million in the quarter ended September 30, 2017. As a percentage of total revenue, general and administrative expenses increased to 127% for the quarter ended September 30, 2018, compared with 101% for the quarter ended September 30, 2017.

Other income (expense)

Net interest expense was $5.8 million for the quarter ended September 30, 2018, compared with $4.2 million for the quarter ended September 30, 2017. Interest expense in the quarter ended September 30, 2018 included $3.6 million of interest charges on our Secured Notes compared with $2.5 million in the quarter ended September 30, 2017. The increase was due to the additional issuance of $36 million of Secured Notes on June 29, 2018. Interest expense in the quarters ended September 30, 2018 and September 30, 2017 included amortization of deferred debt issue costs of $1.9 million and $1.4 million, respectively, which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 and June 2018 in connection with the issuances of the Secured Notes. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2018 and September 30, 2017.

Other expense for the quarter ended September 30, 2018 was comprised of $0.5 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.  Other income for the quarter ended September 30, 2017 included $0.6 million of foreign exchange gains.

Provision for income taxes

Provision for income taxes reflects a reduction in the net operating losses available for carrying forward in one subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Comparison of the Six Month Periods ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$14,111	100%	$12,136	95%	$1,975	16%
Other revenues	19	0%	600	5%	(581)	-97%
Total revenue	14,130	100%	12,736	100%	1,394	11%
Cost of revenue	8,617	61%	5,618	44%	2,999	53%
Gross profit	5,513	39%	7,118	56%	(1,605)	-23%
Operating expenses:
Sales and marketing	4,126	29%	3,551	28%	575	16%
Research and development	25,568	181%	26,014	204%	(446)	-2%
General and administrative	15,420	109%	12,519	98%	2,901	23%
Total operating expenses	45,114	319%	42,084	330%	3,030	7%
Operating (loss)	(39,601)	-280%	(34,966)	-275%	(4,635)	13%
Other income (expense):
Interest expense, net	(8,935)	-63%	(8,407)	-66%	(528)	6%
Other, net	(3,980)	-28%	1,444	11%	(5,424)	-376%
Total other expense, net	(12,915)	-91%	(6,963)	-55%	(5,952)	85%
Loss before income taxes	(52,516)	-372%	(41,929)	-329%	(10,587)	25%
Provision for income taxes	(22)	0%	—	—	(22)	100%
Net loss	$(52,538)	-372%	$(41,929)	-329%	$(10,609)	25%

Revenue

Total revenue for the six month period ended September 30, 2018 increased by 11% to $14.1 million, compared with $12.7 million for the six month period ended September 30, 2017. Product sales revenue increased 16% to $14.1 million for the six month period ended September 30, 2018, compared with $12.1 million for the six month period ended September 30, 2017. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 67% of product sales for the six month period ended September 30, 2018, compared with 74% for the six month period ended September 30, 2017.

The table below sets forth revenue by product group:

	Six months ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$10,025	71%	$8,796	69%	$1,229	14%
Product sales - direct customers and distributors	4,086	29%	3,340	26%	746	22%
Other revenues	19	0%	600	5%	(581)	-97%
Total revenue	$14,130	100%	$12,736	100%	$1,394	11%

OEM Sales. Product sales to OEM customers increased 14% to $10.0 million for the six month period ended September 30, 2018, compared with $8.8 million for the six month period ended September 30, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $4.1 million for the six month period ended September 30, 2018 increased by $0.7 million compared with $3.3 million for the six month period ended September 30, 2017. This mainly consisted of direct sales in the United States which increased to $3.6 million in the six month period ended September 30, 2018 from $2.9 million in the six month period ended September 30, 2017 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the six month period ended September 30, 2018 consisted of sales of ancillary products related to the MosaiQ instruments which we sold to a development partner in the year ended March 31, 2018 and sales of licenses to use our reagents products. Other revenues of $0.6 million in the six month period ended September 30, 2017 consisted of product development fees as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. In both periods, the cost of these other revenues was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue increased by 53% to $8.6 million for the six month period ended September 30, 2018, compared with $5.6 million for the six month period ended September 30, 2017. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the six month period ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to the Biocampus facility, our new facility in Edinburgh, Scotland, the construction of which was completed earlier in 2018, from our other Edinburgh manufacturing facilities. We incurred additional costs of operating two manufacturing facilities of approximately $2.4 million in the six month period ended September 30, 2018 as compared with the single facility that existed in the six month period ended September 30, 2017. We expect to be able to vacate our other Edinburgh facilities before December 31, 2018.

Gross profit on total revenue for the six month period ended September 30, 2018 was $5.5 million, a decrease of 23% compared with $7.1 million in the six month period ended September 30, 2017. This decrease was attributable to the decrease of $0.6 million in other revenues in the six month period ended September 30, 2018, and the additional costs of operating two manufacturing facilities of approximately $2.4 million described above, which was partially offset by increased sales to existing customers and the impact of recently launched new products. Gross profit expressed as a percentage of total revenue was 39% for the six month period ended September 30, 2018, compared with 56% for the six month period ended September 30, 2017.

Gross profit on product sales was $5.5 million for the six month period ended September 30, 2018 compared with $6.5 million for the six month period ended September 30, 2017. This decrease was attributable to the approximately $2.4 million of additional costs of operating two manufacturing facilities described above, which was partially offset by increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales, which excludes other revenues, was 39% for the six month period ended September 30, 2018 compared with 54% for the six month period ended September 30, 2017.

Sales and marketing expenses

Sales and marketing expense was $4.1 million for the six month period ended September 30, 2018, compared with $3.6 million for the six month period ended September 30, 2017. As a percentage of total revenue, sales and marketing expenses were 29% for the six month period ended September 30, 2018, compared with 28% for the six month period ended September 30, 2017. The growth in sales and marketing expense in the six month period ended September 30, 2018 was mainly attributable to increased costs related to the marketing of MosaiQ, including attendance at trade conferences, in the six month period.

Research and development expenses

	Six months ended September 30,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$24,940	177%	$25,454	200%	$(514)	-2%
Other research and development	747	5%	696	5%	51	7%
Tax credits	(119)	-1%	(136)	-1%	17	-13%
Total research and development expenses	$25,568	181%	$26,014	204%	$(446)	-2%

Research and development expenses decreased by 2% to $25.6 million for the six month period ended September 30, 2018, compared with $26.0 million for the six month period ended September 30, 2017.  The decrease in costs mainly reflected reduced overall expenditure as the initial development of MosaiQ nears completion. Our research and development expenses in the six month period ended September 30, 2018 include the costs of field trials for MosaiQ, which were underway during this period, and an expense of $0.5 million related to the costs of our intellectual property license with TTP for MosaiQ.

General and administrative expenses

General and administrative expenses increased by 23% to $15.4 million for the six month period ended September 30, 2018, compared with $12.5 million for the six month period ended September 30, 2017, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ, advisory fees and costs associated with the relocation of our manufacturing facility in Scotland. We recognized $2.5 million of stock compensation expense in each of the six month periods ended September 30, 2018 and September 30, 2017. As a percentage of total revenue, general and administrative expenses increased to 109% for the six month period ended September 30, 2018, compared with 98% for the six month period ended September 30, 2017.

Other income (expense)

Net interest expense was $8.9 million for the six month period ended September 30, 2018, compared with $8.4 million for the six month period ended September 30, 2017. Interest expense in the six month period ended September 30, 2018 included $6.1 million of interest charges on our Secured Notes compared with $5.0 million in the six month period ended September 30, 2017. The increase was due to the additional issuance of $36 million of Secured Notes on June 29, 2018. Interest expense in the six month periods ended September 30, 2018 and September 30, 2017 included amortization of deferred debt issue costs of $2.2 million and $2.9 million, respectively, which included amortization of the expected costs of the royalty rights agreements entered into in October 2016 and June 2018 in connection with the issuances of the Secured Notes. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2018 and September 30, 2017.

Other expense for the six month period ended September 30, 2018 was comprised of $4.0 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.  Other income for the six month period ended September 30, 2017 included $1.4 million of foreign exchange gains.

Provision for income taxes

Provision for income taxes reflects a reduction in the net operating losses available for carrying forward in one subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2018, we had an accumulated deficit of $328.2 million. During the six month period ended September 30, 2018, we incurred a net loss of $52.5 million and used $41.1 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2018 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at September 30, 2018.

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with our October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds.

On August 3, 2018, we entered into two subscription agreements with Franz Walt, our Chief Executive Officer, and with Heino von Prondzynski, our Chairman, pursuant to which we issued a combined total of 55,000 ordinary shares at a price of $7.54 per share for aggregate proceeds of $0.4 million.

As of September 30, 2018, we had available cash, cash equivalents and short-term investments of $68.5 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Six Month Periods ended September 30, 2018 and 2017

Operating activities

Net cash used in operating activities was $41.1 million during the six month period ended September 30, 2018, which included net losses of $52.5 million offset by non-cash items of $12.1 million. Non-cash items were depreciation and amortization expense of $6.4 million, share-based compensation expense of $2.5 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $2.2 million, accrued preference share dividends of $0.5 million and an increase in the deferred lease rental benefit of $0.2 million. We also experienced a net cash outflow of $0.7 million from changes in operating assets and liabilities during the period, consisting of a $3.9 million reduction in accounts payable and accrued liabilities and a $0.7 million reduction in accrued compensation and benefits, offset by a $0.2 million decrease in accounts receivable, a $0.3 million decrease in inventories and a $3.4 million decrease in other assets.

Net cash used in operating activities was $32.6 million during the six month period ended September 30, 2017, which included net losses of $41.9 million offset by non-cash items of $11.1 million. Non-cash items were depreciation and amortization expense of $5.1 million, share-based compensation expense of $2.5 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $2.9 million and accrued preference share dividends of $0.5 million, offset by amortization of lease rental benefit of $0.2 million. We also experienced a net cash outflow of $1.7 million from changes in operating assets and liabilities during the period, consisting of a $1.1 million increase in inventories, a $0.5 million reduction in accounts payable and accrued liabilities and a $0.6 million reduction in accrued compensation and benefits, offset by a $0.2 million decrease in accounts receivable and a $0.2 million decrease in other assets.

Investing activities

Net cash used in investing activities was $60.6 million for the six month period ended September 30, 2018 and $6.9 million for the six month period ended September 30, 2017. We spent $1.6 million on purchases of property and equipment in the six month period ended September 30, 2018, which was mainly related to the payment of final costs related to the construction of our new Biocampus manufacturing facility. Purchases of property and equipment in the six month period ended September 30, 2017 were $12.3 million, which was mainly related to the construction of our new Biocampus manufacturing facility. We also invested $59.0 million in short-term money market funds in the six month period ended September 30, 2018 and realized $5.4 million of net cash inflows from our investments in short-term money market funds in the six month period ended September 30, 2017.

Financing activities

Net cash provided by financing activities was $83.8 million during the six month period ended September 30, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018 and $49.2 million of proceeds from the issuance of ordinary shares (including in connection with the exercise of warrants and share options), offset by $0.2 million of repayments on finance leases. Net cash provided by financing activities was $45.2 million during the six month period ended September 30, 2017, consisting of $45.3 million of net proceeds from the issuance of ordinary shares, offset by $0.1 million of repayments on finance leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ, we expect our operating expenses during the year ended March 31, 2019 to continue at similar or slightly increased levels to those of the year ended March 31, 2018, as we continue to invest in completing the relocation to our new Biocampus manufacturing facility, growing our customer base, expanding our marketing and distribution channels, hiring additional employees and investing in other product development opportunities while our development expenditures on MosaiQ decrease.

As of September 30, 2018, we had available cash, cash equivalents and short-term investments of $68.5 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

On June 29, 2018, we issued an additional $36 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. As a result of these transactions, the aggregate amounts payable under the Secured Notes is $120.0 million, with $9.6 million due in less than a year, $42.0 million due in 1-3 years, $52.8 million due in 3-5 years and $15.6 million due in more than 5 years, and the aggregate amount payable with the royalty rights agreements is $56.9 million, with $0 due in less than a year, $2.1 million due in 1-3 years, $10.9 million due in 3-5 years and $43.8 million due in more than 5 years.

There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2018 and September 30, 2018.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2018 or in the year ended March 31, 2018.

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

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plan under Accounting Standards Codification Topic, 715 Compensation – Retirement Benefits or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Cash, cash equivalents and cash reserve account. At September 30, 2018, we had cash and cash equivalents of $3.6 million and we also held $7.5 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At September 30, 2018, we had term debt of $120 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2018, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.9 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.9 million. Based on our assets and liabilities held in Swiss Francs at September 30, 2018, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.5 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 3, 2018, we entered into two subscription agreements: (i) the first, by and between us and Franz Walt, our Chief Executive Officer, pursuant to which Mr. Walt subscribed for, and we agreed to issue, 45,000 ordinary shares at a price of $7.54 per share (the “Subscription Price”) (which was equal to the closing bid price of our ordinary shares as reported on the Nasdaq Global Market on August 2, 2018) for aggregate proceeds of $339,300.00 and (ii) the second, by and between us and Heino von Prondzynski, the Chairman of our board of directors, pursuant to which Mr. von Prondzynski subscribed for, and we agreed to issue, 10,000 ordinary shares at the Subscription Price for aggregate proceeds of $75,400.00. The subscription shares were sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. Each of Mr. Walt and Mr. von Prondzynski represented in his subscription agreement that he was knowledgeable, sophisticated and experienced in financial and business matters, an accredited investor as defined in Regulation D and that he was acquiring the subscription shares with no present intention of distributing any of such shares or any arrangement or understanding with any other persons regarding the distribution of such shares, and appropriate legends were affixed to the subscription shares. The aggregate gross proceeds were $0.4 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Subscription agreement dated as of August 3, 2018 by and between Quotient Limited and Franz Walt (filed as exhibit 10.1 to our Form 8-K filed on August 8, 2018 and incorporated herein by reference)
10.2

Subscription agreement dated as of August 3, 2018 by and between Quotient Limited and Heino von Prondzynski (filed as exhibit 10.2 to our Form 8-K filed on August 8, 2018 and incorporated herein by reference)

10.3	Amendment to employment agreement between Quotient Limited and Christopher Lindop dated September 19, 2018
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: November 6, 2018	/s/ Franz Walt
Franz Walt Chief Executive Officer