Form 10-Q
period 2018-12-31
Quotient Ltd
filed 2019-02-05
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes  ☐    No  ☒

As of February 5, 2019, there were 65,031,492 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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
•

our anticipated cash needs, including the adequacy of our cash and short-term investment balances relative to our forecasted cash requirements for the next twelve months, and our expected sources of funding, including proceeds from the issuance of additional 12% Senior Secured Notes due 2024, or the Secured Notes, and our estimates regarding our capital requirements and capital expenditures; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,468	$20,165
Short-term investments	103,202	5,669
Trade accounts receivable, net	2,356	2,862
Inventories	15,306	16,278
Prepaid expenses and other current assets	2,678	7,065
Total current assets	128,010	52,039
Restricted cash	7,510	5,040
Property and equipment, net	49,286	60,156
Intangible assets, net	759	914
Deferred income taxes	616	649
Other non-current assets	4,584	5,043
Total assets	$190,765	$123,841
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,996	$5,441
Accrued compensation and benefits	4,337	5,312
Accrued expenses and other current liabilities	10,390	15,340
Current portion of deferred lease rental benefit	440	443
Current portion of capital lease obligation	469	515
Total current liabilities	18,632	27,051
Long-term debt, less current portion	120,044	85,063
Deferred lease rental benefit, less current portion	1,056	443
Capital lease obligation, less current portion	943	1,422
Defined benefit pension plan obligation	6,322	6,168
7% Cumulative redeemable preference shares	19,113	18,325
Total liabilities	166,110	138,472
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 64,972,552 and 45,646,424 issued and outstanding at December 31, 2018 and March 31, 2018 respectively	367,679	253,934
Additional paid in capital	27,284	23,708
Accumulated other comprehensive loss	(15,877)	(16,634)
Accumulated deficit	(354,431)	(275,639)
Total shareholders' equity (deficit)	24,655	(14,631)
Total liabilities and shareholders' equity (deficit)	$190,765	$123,841

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue:
Product sales	$6,723	$5,653	$20,834	$17,789
Other revenues	—	206	19	806
Total revenue	6,723	5,859	20,853	18,595
Cost of revenue	(4,186)	(2,325)	(12,803)	(7,943)
Gross profit	2,537	3,534	8,050	10,652
Operating expenses:
Sales and marketing	(2,233)	(1,910)	(6,359)	(5,461)
Research and development, net of government grants	(11,788)	(11,929)	(37,356)	(37,944)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,073)	(986)	(3,576)	(3,458)
Other general and administrative expenses	(6,471)	(5,804)	(19,388)	(15,851)
Total general and administrative expense	(7,544)	(6,790)	(22,964)	(19,309)
Total operating expense	(21,565)	(20,629)	(66,679)	(62,714)
Operating loss	(19,028)	(17,095)	(58,629)	(52,062)
Other income (expense):
Interest expense, net	(5,679)	(3,249)	(14,614)	(11,656)
Other, net	(1,536)	33	(5,516)	1,478
Other expense, net	(7,215)	(3,216)	(20,130)	(10,178)
Loss before income taxes	(26,243)	(20,311)	(78,759)	(62,240)
Provision for income taxes	(11)	—	(33)	—
Net loss	$(26,254)	$(20,311)	$(78,792)	$(62,240)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$41	$(64)	$(320)	$409
Change in unrealized gain on short-term investments	169	(7)	416	25
Foreign currency gain (loss)	(176)	(168)	554	1,144
Provision for pension benefit obligation	35	45	107	132
Other comprehensive income (loss), net	69	(194)	757	1,710
Comprehensive loss	$(26,185)	$(20,505)	$(78,035)	$(60,530)
Net loss available to ordinary shareholders - basic and diluted	$(26,254)	$(20,311)	$(78,792)	$(62,240)
Loss per share - basic and diluted	$(0.46)	$(0.47)	$(1.53)	$(1.58)
Weighted-average shares outstanding - basic and diluted	56,619,356	43,353,506	51,512,352	39,274,570

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2018	54,229,503	$303,176	$26,211	$(15,946)	$(328,177)	$(14,736)
Issue of shares, net of issue costs of $4,497	10,615,385	64,503	—	—	—	64,503
Issue of shares upon exercise of incentive share options and vesting of RSUs	127,664	—	—	—	—	—
Net loss	—	—	—	—	(26,254)	(26,254)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	41	—	41
Unrealized gain on short-term investments	—	—	—	169	—	169
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	3,399	—	3,399
Retranslation of foreign entities	—	—	—	(3,575)	—	(3,575)
Provision for pension benefit obligation	—	—	—	35	—	35
Other comprehensive loss	—	—	—	69	—	69
Stock-based compensation	—	—	1,073	—	—	1,073
December 31, 2018	64,972,552	$367,679	$27,284	$(15,877)	$(354,431)	$24,655

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares, net of issue costs of $4,497	19,085,068	113,723	—	—	—	113,723
Issue of shares upon exercise of incentive share options and vesting of RSUs	241,060	22	—	—	—	22
Net loss	—	—	—	—	(78,792)	(78,792)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(320)	—	(320)
Unrealized gain on short-term investments	—	—	—	416	—	416
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	10,848	—	10,848
Retranslation of foreign entities	—	—	—	(10,294)	—	(10,294)
Provision for pension benefit obligation	—	—	—	107	—	107
Other comprehensive loss	—	—	—	757	—	757
Stock-based compensation	—	—	3,576	—	—	3,576
December 31, 2018	64,972,552	$367,679	$27,284	$(15,877)	$(354,431)	$24,655

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2017	37,694,531	$217,883	$18,357	$(17,388)	$(235,230)	$(16,378)
Issue of Shares , net of Issue Costs of $445	7,864,683	36,047	—	—	—	36,047
Issue of shares upon exercise of incentive share options and vesting of RSUs	28,717	4	—	—	—	4
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(20,311)	(20,311)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(64)	—	(64)
Unrealized gain on short-term investments	—	—	—	(7)	—	(7)
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	(2,133)	—	(2,133)
Retranslation of foreign entities	—	—	—	1,965	—	1,965
Provision for pension benefit obligation	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(194)	—	(194)
Stock-based compensation	—	—	986	—	—	986
December 31, 2017	45,587,931	$253,934	$23,010	$(17,582)	$(255,541)	$3,821

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of shares, net of issue costs of $680	15,914,683	81,206	—	—	—	81,206
Issue of shares upon exercise of incentive share options and vesting of RSUs	105,550	111	—	—	—	111
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(62,240)	(62,240)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	409	—	409
Unrealized gain on short-term investments	—	—	—	25	—	25
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	(6,922)	—	(6,922)
Retranslation of foreign entities	—	—	—	8,066	—	8,066
Provision for pension benefit obligation	—	—	—	132	—	132
Other comprehensive loss	—	—	—	1,710	—	1,710
Stock-based compensation	—	—	3,458	—	—	3,458
December 31, 2017	45,587,931	$253,934	$23,010	$(17,582)	$(255,541)	$3,821

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(78,792)	$(62,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,503	7,678
Share-based compensation	3,576	3,458
Increase in (amortization of) deferred lease rental benefit	266	(324)
Swiss pension obligation	453	494
Amortization of deferred debt issue costs	4,097	3,383
Accrued preference share dividends	788	788
Deferred income taxes	33	—
Net change in assets and liabilities:
Trade accounts receivable, net	315	681
Inventories	147	(2,347)
Accounts payable and accrued liabilities	(5,076)	(4,066)
Accrued compensation and benefits	(664)	(886)
Other assets	3,833	456
Net cash used in operating activities	(61,521)	(52,925)
INVESTING ACTIVITIES:
Increase in short-term investments	(119,000)	(78,000)
Realization of short-term investments	21,883	66,403
Purchase of property and equipment	(3,047)	(17,343)
Purchase of intangible assets	(3)	(68)
Net cash used in investing activities	(100,167)	(29,008)
FINANCING ACTIVITIES:
Repayment of finance leases	(358)	(135)
Proceeds from drawdown of new debt	36,000	—
Debt issuance costs and fees paid to noteholders	(5,113)	—
Proceeds from issuance of ordinary shares and warrants	113,745	84,985
Net cash generated from financing activities	144,274	84,850
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	4,187	(1,521)
Change in cash, cash equivalents and restricted cash	(13,227)	1,396
Beginning cash, cash equivalents and restricted cash	25,205	9,794
Ending cash, cash equivalents and restricted cash	$11,978	$11,190
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$11,435	$5,068
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,468	$6,150
Restricted cash	7,510	5,040
Total cash, cash equivalents and restricted cash	$11,978	$11,190

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2019 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $354.4 million as of December 31, 2018. At December 31, 2018 the Company had available cash holdings and short-term investments of $107.7 million. The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances and the issuance of new equity or debt. The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $7.2 million and $5.0 million at December 31, 2018 and March 31, 2018, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $310 at December 31, 2018 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2018 and at March 31, 2018. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2018 and March 31, 2018. This customer represented 52% and 51% of the accounts receivable balances as of December 31, 2018 and March 31, 2018, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2018 and December 31, 2017. This customer represented 59% of total product sales for the nine month period ended December 31, 2018 and 63% for the nine month period ended December 31, 2017.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2018 and March 31, 2018.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2018 or December 31, 2017.

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

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2018, the Company recognized a milestone of $600 related to the receipt of FDA approval of certain rare antisera products. The Company is entitled to receive milestone payments totalling $1,500 upon the updating of the FDA approvals to cover use of the products on Ortho’s automation platforms.

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

In the nine month period ended December 31, 2018, revenue recognized from performance obligations related to prior periods was not material and, at December 31, 2018, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Share Warrants

As of December 31, 2018, the Company had two classes of warrants to purchase ordinary shares outstanding: (i) warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility; and (ii) pre-funded warrants issued in October 2017 as part of the private placement of ordinary shares in October 2017. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

The royalty rights agreements entered into with subscribers to the two issuances of the Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

On December 18, 2018, the Company completed certain amendments to the indenture governing the Secured Notes.  These amendments included a six-month extension of the final maturity of the Secured Notes to April 2024 and a revision of the Secured Notes’ principal amortization (previously scheduled to commence semi-annually beginning April 2019) to commence April 2021, in order to better align the maturity and amortization schedule with the Company’s financial goals. The revised amortization schedule deferred approximately $39.6 million of principal amortization previously scheduled to occur between April 2019 and April 2021. In addition, the amendments included a one-year extension of the optional redemption call schedule to October 2022. In consideration for the consents to the amendments, the Company paid to the noteholders a one-time consent payment of $3.9 million and it issued additional royalty rights to the noteholders, which increased in the aggregate the amount of the royalties payable under the royalty rights that were previously issued by the Company in connection with the prior issuances of the Secured Notes by 1%, from 2% to 3%, of the aggregate net sales of MosaiQ instruments and consumables in specified markets.

The amendments to the maturity of the Secured Notes have been evaluated as a modification of the terms of the debt under ASC 470 and accordingly the consent payment of $3.9 million and the increase in the royalty rights have been added to the costs of the October 2016 and June 2018 debt issuances of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on April 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended December 31, 2018.

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

Note 3. Intangible Assets

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,507	$(2,507)	$—	—
Brands associated with acquired cell lines	517	(146)	371	28.7 years
Product licenses	870	(482)	388	4.5 years
Other intangibles	163	(163)	—	—
Total	$4,057	$(3,298)	$759	16.3 years

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,758	$(2,758)	$—	—
Brands associated with acquired cell lines	569	(150)	419	29.5 years
Product licenses	954	(459)	495	5.2 years
Other intangibles	179	(179)	—	—
Total	$4,460	$(3,546)	$914	16.3 years

Note 4. Debt

Long-term debt comprises:

	December 31, 2018	March 31, 2018
Total debt	$120,000	$84,000
Less current portion	—	—
Long-term debt	$120,000	$84,000
Deferred debt costs and royalty liability, net of amortization	44	1,063
	$120,044	$85,063

The Company’s debt at December 31, 2018 comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120.0 million to up to $145.0 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. Furthermore, on January 15, 2019 the Company entered into purchase agreements pursuant to which the Company agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes, subject to the European CE Marking of the Company’s initial MosaiQ IH Microarray occurring on or before April 30, 2019 and certain other customary closing conditions (the "CE Marking Notes").

Furthermore, the obligations of the Company under the indenture and the Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Secured Notes may require the Company to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

The Company paid $7.2 million of the total proceeds of the two issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $2.2 million of which related to the second issuance on June 29, 2018.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, the Company will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the two prior issuances of the Secured Notes as well as the amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.0% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Further, pursuant to the purchase agreements that the Company entered into on January 15, 2019, the Company has also agreed to enter into royalty rights agreements at the closing of the CE Marking Notes (if any), pursuant to which the Company will issue the right to receive in the aggregate an additional 0.4% of such net sales. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The existing royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the existing royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the existing royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At December 31, 2018, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	—
Between 2 and 3 years	20,000
Between 3 and 4 years	35,000
Between 4 and 5 years	40,000
After 5 years	25,000
Total debt	$120,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2018	March 31, 2018
Raw materials	$8,835	$10,024
Work in progress	4,547	4,226
Finished goods	1,924	2,028
Total inventories	$15,306	$16,278

Inventory at December 31, 2018 included $7,060 of raw materials, $1,800 of work in progress and $175 of finished goods related to the MosaiQ project. Inventory at March 31, 2018, included $8,441 of raw materials and $1,528 of work in progress and $389 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2018	March 31, 2018
Plant and equipment	$51,133	$51,912
Leasehold improvements	31,858	34,611
Total property and equipment	82,991	86,523
Less: accumulated depreciation	(33,705)	(26,367)
Total property and equipment, net	$49,286	$60,156

Depreciation expenses were $3,058 and $2,576 in the quarters ended December 31, 2018 and December 31, 2017, respectively, and $9,428 and $7,612 in the nine month periods ended December 31, 2018 and 2017, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2018	March 31, 2018
Salary and related benefits	$220	$455
Accrued vacation	478	504
Accrued payroll taxes	1,577	1,353
Accrued incentive payments	2,062	3,000
Total accrued compensation and benefits	$4,337	$5,312

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2018	March 31, 2018
Accrued legal and professional fees	$1,263	$280
Accrued interest	3,077	4,612
Goods received not invoiced	1,900	1,272
Accrued capital expenditure	984	3,309
Other accrued expenses	3,166	5,867
Total accrued expenses and other current liabilities	$10,390	$15,340

At March 31, 2018, other accrued expenses included a value added tax liability of $2,905 related to the completion of the sale and leaseback of the Company’s new conventional reagents manufacturing facility (the “Biocampus facility”) in March 2018. There was an offsetting value added tax recoverable balance within prepaid expenses and other current assets at March 31, 2018. There were no equivalent amounts at December 31, 2018.

Note 6. Commitments and Contingencies

Government grant

In 2008, the Company was awarded research and development grant funding from Scottish Enterprise amounting to £1,791, for the development of MosaiQ. The total grant claimed to December 31, 2018 is £1,790. The Company updates Scottish Enterprise periodically with the status of the project and, while the terms of the grant award provide for full repayment of the grant in certain circumstances, the Company does not consider that any repayment is likely.

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 and purchase pounds sterling at £1:$1.4140 in each calendar month from January 2019 through March 2019, three contracts to sell $500 and purchase pounds sterling at £1:$1.3520 in each calendar month from April 2019 through June 2019 and three contracts to sell $500 and purchase pounds sterling at £1:$1.30 in each calendar month from July 2019 through September 2019 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,180	$—	$10,180
Short-term investments(2)	103,202	—	—	103,202
Total assets measured at fair value	$103,202	$10,180	$—	$113,382

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$267	$—	$267
Total liabilities measured at fair value	$—	$267	$—	$267

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,616	$—	$9,616
Short-term investments(2)	5,669	—	—	5,669
Foreign currency forward contracts(3)	—	118	—	118
Total assets measured at fair value	$5,669	$9,734	$—	$15,403

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$64	$—	$64
Total liabilities measured at fair value	$—	$64	$—	$64

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2018	March 31, 2018	Par value
Ordinary shares	64,972,552	45,646,424	$—
Total	64,972,552	45,646,424	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018
7% Cumulative Redeemable Preference shares	666,665	666,665	$28.67	$27.50
Total	666,665	666,665

In the period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with the Company’s October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds.   On August 3, 2018, the Company entered into two subscription agreements with Franz Walt, the Company’s Chief Executive Officer, and with Heino von Prondzynski, the Company’s Chairman, pursuant to which we issued a combined total of 55,000 ordinary shares at a price of $7.54 per share for aggregate proceeds of $0.4 million. On December 11, 2018, the Company completed a public offering of 10,615,385 newly issued ordinary shares at a price of $6.50 per share which raised $69.0 million of gross proceeds before underwriting discounts and other offering expenses.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,073 and $986 in the quarters ended December 31, 2018 and December 31, 2017, respectively, and $3,576 and $3,458 in the nine month periods ended December 31, 2018 and December 31, 2017, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	189,552	6.59	120
Exercised	(11,484)	1.98	—
Forfeited	(33,128)	10.77	—
Outstanding — December 31, 2018	2,241,223	$7.67	79
Exercisable — December 31, 2018	1,659,596	$7.90	69

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at December 31, 2018 was $6.12.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2018	30,000	$4.71	$4.71	$2.99
October 31, 2018	43,680	$6.41	$6.41	$4.02
October 31, 2018	45,872	$6.54	$6.41	$4.00
October 31, 2018	70,000	$7.54	$6.41	$3.81

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	April 1, 2018	October 31, 2018
Risk-free interest rate	2.74%	3.14%
Expected lives (years)	6	6
Volatility	67.02%	67.22%
Dividend yield	—	—
Grant date fair value (per share)	$4.71	$6.41
Number granted	30,000	159,552

A summary of the RSUs and MRSUs in issue at December 31, 2018 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	724,772	11	N/A
RSUs subject to milestone based vesting	254,980	N/A	N/A
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At December 31, 2018, 724,772 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 11 months.  In addition, 254,980 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.   The MRSUs in issue at December 31, 2018 comprised 106,000 MRSUs which will vest between April 1, 2019 and December 31, 2019 if the Company’s ordinary share price exceeds $22 for 20 consecutive days in this period.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Income tax expense at statutory rate	$—	$—	$—	$—
Foreign tax rate differential	(1,328)	(1,122)	(3,812)	(3,367)
Increase in valuation allowance against deferred tax assets	1,339	1,122	3,845	3,367
Provision for income tax	$11	$—	$33	$—

Significant components of deferred tax are as follows:

	December 31, 2018	March 31, 2018
Provisions and reserves	$1,394	$1,327
Net operating loss carry forwards	16,063	12,476
Gross deferred tax assets	$17,457	$13,803
Fixed assets basis difference	$(126)	$(284)
Gross deferred tax liabilities	$(126)	$(284)
Net deferred tax asset	$17,331	$13,519
Valuation allowance	(16,715)	(12,870)
Total	$616	$649

The balance sheet classification of deferred tax is as follows:

	December 31, 2018	March 31, 2018
Net noncurrent deferred tax assets	$616	$649
Total	$616	$649

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at December 31, 2018, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Employer service cost	$388	$401	$1,183	$1,192
Interest cost	38	28	115	82
Expected return on plan assets	(32)	(30)	(98)	(87)
Amortization of prior service credit	(4)	(4)	(11)	(11)
Amortization of net loss	38	47	116	140
Net pension cost	$428	$442	$1,305	$1,316

The employer contributions for the nine month periods ended December 31, 2018 and December 31, 2017 were $852 and $823, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2019 are $1,124.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Quarter ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(26,254)	$(20,311)	$(78,792)	$(62,240)
Net loss available to ordinary shareholders - basic and diluted	$(26,254)	$(20,311)	$(78,792)	$(62,240)
Denominator:
Weighted-average shares outstanding - basic and diluted	56,619,356	43,353,506	51,512,352	39,274,570
Loss per share - basic and diluted	$(0.46)	$(0.47)	$(1.53)	$(1.58)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2018 and December 31, 2017 as their inclusion would have been anti-dilutive.

	December 31, 2018	December 31, 2017
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,241,223	2,122,641
Restricted share units awarded, including the multi-year performance related restricted share units	1,085,752	1,005,712
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	—	8,414,683
Ordinary shares issuable on exercise of warrants at $0.01 per share	550,000	550,000
	4,052,500	12,268,561

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the Securities and Exchange Commission on May 30, 2018.

The information set forth and discussed below for the quarters and nine month periods ended December 31, 2018 and December 31, 2017 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology (blood grouping) and one for serological disease screening, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We operate as one business segment with 414 employees in the United States, the United Kingdom and Switzerland as of December 31, 2018. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 50% of total revenue during the nine month period ended December 31, 2018 and 47% during the nine month period ended December 31, 2017.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2018, we had an accumulated deficit of $354.4 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the development and commercialization of MosaiQ. For the nine month period ended December 31, 2018, our total revenue was $20.9 million and our net loss was $78.8 million.

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

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at December 31, 2018.

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

On December 11, 2018, we completed a public offering of 10,615,385 newly issued ordinary shares at a price of $6.50 per share which raised $69 million of gross proceeds before underwriting discounts and other offering expenses.

On December 18, 2018, we completed certain amendments to the indenture governing the Secured Notes.  These amendments included a six-month extension of the final maturity of the Secured Notes to April 2024 and a revision of the Secured Notes’ principal amortization (previously scheduled to commence semi-annually beginning April 2019) to commence April 2021, in order to better align the maturity and amortization schedule with our financial goals. The revised amortization schedule defers approximately $39.6 million of principal amortization previously scheduled to occur between April 2019 and April 2021. In addition, the amendments include a one-year extension of the optional redemption call schedule to October 2022. In consideration for the consents to the amendments, we paid to the noteholders a one-time consent payment of $3.9 million and we issued additional royalty rights to the noteholders, which increased in the aggregate the amount of the royalties payable under the royalty rights that were previously issued by us in connection with the prior issuances of the Secured Notes by 1%, from 2% to 3%, of the aggregate net sales of MosaiQ instruments and consumables in specified markets.

The amendments also included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120.0 million to up to $145.0 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On January 15, 2019 we entered into purchase agreements pursuant to which we agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes, subject to the European CE Marking of the Company’s initial MosaiQ IH Microarray occurring on or before April 30, 2019 and certain other customary closing conditions.

As of December 31, 2018, we had available cash, cash equivalents and short-term investments of $107.7 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Revenue

We generate revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 67% and 75% for the nine month periods ended December 31, 2018 and December 31, 2017, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the Secured Notes and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018 and December 2018 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity. In the quarter ended December 31, 2018 other income (expense) includes certain fees incurred in relation to the amendment of the indenture relating to our Secured Notes in December 2018.

Provision for income taxes reflects a reduction in the net operating losses available for carrying forward in one subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Results of Operations

Comparison of the Quarters ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$6,723	100%	$5,653	96%	$1,070	19%
Other revenues	—	0%	206	4%	(206)	—
Total revenue	6,723	100%	5,859	100%	864	15%
Cost of revenue	4,186	62%	2,325	40%	1,861	80%
Gross profit	2,537	38%	3,534	60%	(997)	-28%
Operating expenses:
Sales and marketing	2,233	33%	1,910	33%	323	17%
Research and development	11,788	175%	11,929	204%	(141)	-1%
General and administrative	7,544	112%	6,790	116%	754	11%
Total operating expenses	21,565	321%	20,629	352%	936	5%
Operating loss	(19,028)	-283%	(17,095)	-292%	(1,933)	11%
Other income (expense):
Interest expense, net	(5,679)	-84%	(3,249)	-55%	(2,430)	75%
Other, net	(1,536)	-23%	33	1%	(1,569)	-4755%
Total other expense, net	(7,215)	-107%	(3,216)	-55%	(3,999)	124%
Loss before income taxes	(26,243)	-390%	(20,311)	-347%	(5,932)	29%
Provision for income taxes	(11)	—	—	—	(11)	—
Net loss	$(26,254)	-391%	$(20,311)	-347%	$(5,943)	29%

Revenue

Total revenue for the quarter ended December 31, 2018 increased by 15% to $6.7 million, compared with $5.9 million for the quarter ended December 31, 2017. Product revenue for the quarter ended December 31, 2018 increased by 19% to $6.7 million, compared with $5.7 million for the quarter ended December 31, 2017. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 67% of product sales for the quarter ended December 31, 2018, compared with 76% for the quarter ended December 31, 2017.

The table below sets forth revenue by product group:

	Quarter ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$4,719	70%	$3,829	65%	$890	23%
Product sales - direct customers and distributors	$2,004	30%	1,824	31%	180	10%
Other revenues	—	0%	206	4%	(206)	—
Total revenue	$6,723	100%	$5,859	100%	$864	15%

OEM Sales. Product sales to OEM customers increased 23% to $4.7 million for the quarter ended December 31, 2018, compared with $3.8 million for the quarter ended December 31, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.0 million for the quarter ended December 31, 2018 increased by $0.2 million compared with $1.8 million for the quarter ended December 31, 2017. This increase was due to increased direct sales in the United States which increased to $1.9 million in the quarter ended December 31, 2018 from $1.5 million in the quarter ended December 31, 2017 as a result of recent product launches and the expansion of our customer base.

Other Revenues. There were no other revenues in the quarter ended December 31, 2018. Other revenues of $0.2 million in the quarter ended December 31, 2017 consisted of sales of MosaiQ instruments to a development partner. The cost of these instruments was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue increased by 80% to $4.2 million for the quarter ended December 31, 2018, compared with $2.3 million for the quarter ended December 31, 2017. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the quarter ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to the Biocampus facility, our new facility in Edinburgh, Scotland, the construction of which was completed earlier in 2018, from our other Edinburgh manufacturing facility. In the quarter ended December 31, 2018 we incurred additional costs of operating our new facility as well as our existing facility amounting to approximately $1.4 million, $0.6 million of which were non-cash expenses, as compared with the single facility that existed in the quarter ended December 31, 2017. We vacated our other Edinburgh facility in January 2019.

Gross profit on total revenue for the quarter ended December 31, 2018 was $2.5 million, compared with $3.5 million for the quarter ended December 31, 2017.  The decrease was attributable to the decrease in gross margin on product sales described below and no other revenues in the quarter ended December 31, 2018 as compared with $0.2 million of other revenues in the quarter ended December 31, 2017 the associated cost of which was included in research and development expenses.

Gross profit on product sales, which excludes other revenues, was $2.5 million for the quarter ended December 31, 2018 compared with $3.3 million for the quarter ended December 31, 2017. This decrease was due to the additional costs of approximately $1.4 million, $0.6 million of which were non-cash expenses, of operating two conventional reagent manufacturing facilities in the quarter ended December 31, 2018 as compared with the single facility that existed in the quarter ended December 31, 2017, partially offset by the effect of increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales, which excludes other revenues, was 38% for the quarter ended December 31, 2018 compared with 59% for the quarter ended December 31, 2017.

Sales and marketing expenses

Sales and marketing expenses were $2.2 million for the quarter ended December 31, 2018, compared with $1.9 million for the quarter ended December 31, 2017. As a percentage of total revenue, sales and marketing expenses were 33% for both the quarter ended December 31, 2018 and the quarter ended December 31, 2017.

Research and development expenses

	Quarter ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$11,464	171%	$11,706	200%	$(242)	-2%
Other research and development	411	6%	293	5%	118	40%
Tax credits	(87)	-1%	(70)	-1%	(17)	24%
Total research and development expenses	$11,788	175%	$11,929	204%	$(141)	-1%

Research and development expenses decreased by 1% to $11.8 million for the quarter ended December 31, 2018, compared with $11.9 million for the quarter ended December 31, 2017. The decrease in costs reflected reduced overall expenditure as the initial development of MosaiQ nears completion.

General and administrative expenses

General and administrative expenses increased by 11% to $7.5 million for the quarter ended December 31, 2018, compared with $6.8 million for the quarter ended December 31, 2017, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ, advisory fees and costs of $0.5 million associated with the relocation of our manufacturing facility in Scotland. We recognized $1.1 million of stock compensation expense in the quarter ended December 31, 2018 compared with $1.0 million in the quarter ended December 31, 2017. As a percentage of total revenue, general and administrative expenses decreased to 112% for the quarter ended December 31, 2018, compared with 116% for the quarter ended December 31, 2017.

Other income (expense)

Net interest expense was $5.7 million for the quarter ended December 31, 2018, compared with $3.2 million for the quarter ended December 31, 2017. Interest expense in the quarter ended December 31, 2018 included $3.6 million of interest charges on our Secured Notes compared with $2.5 million in the quarter ended December 31, 2017.  The increase was due to the additional issuance of $36 million of Secured Notes on June 29, 2018. Interest expense in the quarters ended December 31, 2018 and December 31, 2017 included amortization of deferred debt issue costs of $1.9 million and $0.5 million, respectively, which included, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2017 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2018 and December 31, 2017.

Other expense for the quarter ended December 31, 2018 of $1.5 million was comprised of $0.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.9 million of fees related to the amendment of the indenture relating to the Secured Notes in December 2018. Other income for the quarter ended December 31, 2017 was comprised of foreign exchange gains.

Provision for income taxes

Provision for income taxes reflects a reduction in the net operating losses available for carrying forward in one subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Comparison of the Nine Month Periods ended December 31, 2018 and 2017

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$20,834	100%	$17,789	96%	$3,045	17%
Other revenues	19	0%	806	4%	(787)	-98%
Total revenue	20,853	100%	18,595	100%	2,258	12%
Cost of revenue	12,803	61%	7,943	43%	4,860	61%
Gross profit	8,050	39%	10,652	57%	(2,602)	-24%
Operating expenses:
Sales and marketing	6,359	30%	5,461	29%	898	16%
Research and development	37,356	179%	37,944	204%	(588)	-2%
General and administrative	22,964	110%	19,309	104%	3,655	19%
Total operating expenses	66,679	320%	62,714	337%	3,965	6%
Operating (loss)	(58,629)	-281%	(52,062)	-280%	(6,567)	13%
Other income (expense):
Interest expense, net	(14,614)	-70%	(11,656)	-63%	(2,958)	25%
Other, net	(5,516)	-26%	1,478	8%	(6,994)	-473%
Total other expense, net	(20,130)	-97%	(10,178)	-55%	(9,952)	98%
Loss before income taxes	(78,759)	-378%	(62,240)	-335%	(16,519)	27%
Provision for income taxes	(33)	0%	—	—	(33)	100%
Net loss	$(78,792)	-378%	$(62,240)	-335%	$(16,552)	27%

Revenue

Total revenue for the nine month period ended December 31, 2018 increased by 12% to $20.9 million, compared with $18.6 million for the nine month period ended December 31, 2017. Product sales revenue increased 17% to $20.8 million for the nine month period ended December 31, 2018, compared with $17.8 million for the nine month period ended December 31, 2017. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 67% of product sales for the nine month period ended December 31, 2018, compared with 75% for the nine month period ended December 31, 2017.

The table below sets forth revenue by product group:

	Nine months ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$14,744	71%	$12,625	68%	$2,119	17%
Product sales - direct customers and distributors	6,090	29%	5,164	28%	926	18%
Other revenues	19	0%	806	4%	(787)	-98%
Total revenue	$20,853	100%	$18,595	100%	$2,258	12%

OEM Sales. Product sales to OEM customers increased 17% to $14.7 million for the nine month period ended December 31, 2018, compared with $12.6 million for the nine month period ended December 31, 2017. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $6.1 million for the nine month period ended December 31, 2018 increased by $0.9 million compared with $5.2 million for the nine month period ended December 31, 2017. This increase was due to increased direct sales in the United States which increased to $5.5 million in the nine month period ended December 31, 2018 from $4.4 million in the nine month period ended December 31, 2017 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the nine month period ended December 31, 2018 consisted of sales of ancillary products related to the MosaiQ instruments, which we sold to a development partner in the year ended March 31, 2018 and sales of licenses to use our reagents products. Other revenues of $0.8 million in the nine month period ended December 31, 2017 consisted of $0.6 million of product development fees and $0.2 million of sales of MosaiQ instruments to a development partner. The product development fees arose as the result of the achievement of a product development milestone under the terms of our umbrella supply agreement with Ortho-Clinical Diagnostics Inc., or Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. In both periods, the cost of these other revenues was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue increased by 61% to $12.8 million for the nine month period ended December 31, 2018, compared with $7.9 million for the nine month period ended December 31, 2017. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the nine month period ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to the Biocampus facility, our new facility in Edinburgh, Scotland, the construction of which was completed earlier in 2018, from our other Edinburgh manufacturing facilities. In the nine month period ended December 31, 2018 we incurred additional costs of operating two conventional reagent manufacturing facilities of approximately $3.8 million, $1.6 million of which were non-cash expenses, as compared with the single facility that existed in the nine month period ended December 31, 2017. We vacated our other Edinburgh facilities in January 2019.

Gross profit on total revenue for the nine month period ended December 31, 2018 was $8.1 million, a decrease of 24% compared with $10.7 million in the nine month period ended December 31, 2017. This decrease was attributable to the decrease of $0.8 million in other revenues in the nine month period ended December 31, 2018, and the additional costs of operating two conventional reagent manufacturing facilities of approximately $3.8 million described above, $1.6 million of which were non-cash expenses, which were partially offset by increased sales to existing customers and the impact of recently launched new products. Gross profit expressed as a percentage of total revenue was 39% for the nine month period ended December 31, 2018, compared with 57% for the nine month period ended December 31, 2017.

Gross profit on product sales, which excludes other revenues, was $8.0 million for the nine month period ended December 31, 2018 compared with $9.8 million for the nine month period ended December 31, 2017. This decrease was attributable to the approximately $3.8 million of additional costs of operating two conventional reagent manufacturing facilities described above, which was partially offset by increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales, which excludes other revenues, was 39% for the nine month period ended December 31, 2018 compared with 55% for the nine month period ended December 31, 2017.

Sales and marketing expenses

Sales and marketing expense were $6.4 million for the nine month period ended December 31, 2018, compared with $5.5 million for the nine month period ended December 31, 2017. As a percentage of total revenue, sales and marketing expenses were 30% for the nine month period ended December 31, 2018, compared with 29% for the nine month period ended December 31, 2017. The growth in sales and marketing expense in the nine month period ended December 31, 2018 was mainly attributable to increased costs related to the marketing of MosaiQ, including attendance at trade conferences, in the nine month period.

Research and development expenses

	Nine months ended December 31,
	2018		2017		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$36,406	175%	$37,161	200%	$(755)	-2%
Other research and development	1,158	6%	989	5%	169	17%
Tax credits	(208)	-1%	(206)	-1%	(2)	1%
Total research and development expenses	$37,356	179%	$37,944	204%	$(588)	-2%

Research and development expenses decreased by 2% to $37.4 million for the nine month period ended December 31, 2018, compared with $37.9 million for the nine month period ended December 31, 2017.  The decrease in costs mainly reflected reduced overall expenditure as the initial development of MosaiQ nears completion. Our research and development expenses in the nine month period ended December 31, 2018 included the costs of field trials for MosaiQ, which were underway during this period, and an expense of $0.5 million related to the costs of our intellectual property license with TTP for MosaiQ.

General and administrative expenses

General and administrative expenses increased by 19% to $23.0 million for the nine month period ended December 31, 2018, compared with $19.3 million for the nine month period ended December 31, 2017, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ, advisory fees and costs of $1.3 million associated with the relocation of our manufacturing facility in Scotland. We recognized $3.6 million of stock compensation expense in the nine month period ended December 31, 2018 compared with $3.5 million in the nine month period ended December 31, 2017. As a percentage of total revenue, general and administrative expenses increased to 110% for the nine month period ended December 31, 2018, compared with 104% for the nine month period ended December 31, 2017.

Other income (expense)

Net interest expense was $14.6 million for the nine month period ended December 31, 2018, compared with $11.7 million for the nine month period ended December 31, 2017. Interest expense in the nine month period ended December 31, 2018 included $9.7 million of interest charges on our Secured Notes compared with $7.5 million in the nine month period ended December 31, 2017. The increase was due to the additional issuance of $36 million of Secured Notes on June 29, 2018. Interest expense in the nine month periods ended December 31, 2018 and December 31, 2017 included amortization of deferred debt issue costs of $4.1 million and $3.4 million, respectively, which included, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2017 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2018 and December 31, 2017.

Other expense for the nine month period ended December 31, 2018 of $5.5 million was comprised of $4.6 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $0.9 million of fees related to the amendment of the indenture relating to the Secured Notes in December 2018.  Other income for the nine month period ended December 31, 2017 comprised $1.5 million of foreign exchange gains.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2018, we had an accumulated deficit of $354.4 million. During the nine month period ended December 31, 2018, we incurred a net loss of $78.8 million and used $61.5 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2018 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at December 31, 2018.

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

On December 11, 2018, we completed a public offering of 10,615,385 newly issued ordinary shares at a price of $6.50 per share which raised $69 million of gross proceeds before underwriting discounts and other offering expenses.

On December 18, 2018, we completed certain amendments to the indenture governing the Secured Notes.  These amendments included a six-month extension of the final maturity of the Secured Notes to April 2024 and a revision of the Secured Notes’ principal amortization (previously scheduled to commence semi-annually beginning April 2019) to commence April 2021, in order to better align the maturity and amortization schedule with our financial goals. The revised amortization schedule defers approximately $39.6 million of principal amortization previously scheduled to occur between April 2019 and April 2021. In addition, the amendments include a one-year extension of the optional redemption call schedule to October 2022. In consideration for the consents to the amendments, we paid to the noteholders a one-time consent payment of $3.9 million and we issued additional royalty rights to the noteholders, which increased in the aggregate the amount of the royalties payable under the royalty rights that were previously issued by us in connection with the prior issuances of the Secured Notes by 1%, from 2% to 3%, of the aggregate net sales of MosaiQ instruments and consumables in specified markets.

The amendments also included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120.0 million to up to $145.0 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On January 15, 2019, we entered into purchase agreements pursuant to which we agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes, subject to the European CE Marking of the Company’s initial MosaiQ IH Microarray occurring on or before April 30, 2019 and certain other customary closing conditions.

As of December 31, 2018, we had available cash, cash equivalents and short-term investments of $107.7 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Nine month Periods ended December 31, 2018 and 2017

Operating activities

Net cash used in operating activities was $61.5 million during the nine month period ended December 31, 2018, which included net losses of $78.8 million offset by non-cash items of $18.7 million. Non-cash items were depreciation and amortization expense of $9.5 million, share-based compensation expense of $3.6 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $4.1 million, accrued preference share dividends of $0.8 million and an increase in the deferred lease rental benefit of $0.3 million. We also experienced a net cash outflow of $1.4 million from changes in operating assets and liabilities during the period, consisting of a $5.1 million reduction in accounts payable and accrued liabilities and a $0.7 million reduction in accrued compensation and benefits, offset by a $0.3 million decrease in accounts receivable, a $0.1 million decrease in inventories and a $3.8 million decrease in other assets.

Net cash used in operating activities was $52.9 million during the nine month period ended December 31, 2017, which included net losses of $62.2 million offset by non-cash items of $15.5 million. Non-cash items were depreciation and amortization expense of $7.7 million, share-based compensation expense of $3.5 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $3.4 million and accrued preference share dividends of $0.8 million, offset by amortization of lease rental benefit of $0.3 million. We also experienced a net cash outflow of $6.2 million from changes in operating assets and liabilities during the period, consisting of a $2.3 million increase in inventories, a $4.1 million reduction in accounts payable and accrued liabilities and a $0.9 million reduction of accrued compensation and benefits, offset by a $0.7 million decrease in accounts receivable and a $0.5 million decrease in other assets.

Investing activities

Net cash used in investing activities was $100.2 million for the nine month period ended December 31, 2018 and $29.0 million for the nine month period ended December 31, 2017. We spent $3.0 million on purchases of property and equipment in the nine month period ended December 31, 2018, which was mainly related to the payment of final costs related to the construction of our new Biocampus manufacturing facility. Purchases of property and equipment in the nine month period ended December 31, 2017 were $17.3 million, which was mainly related to the construction of our new Biocampus manufacturing facility. We also invested $97.1 million net and $11.6 million net in short-term money market funds in the nine month periods ended December 31, 2018 and December 31, 2017, respectively, and we purchased $0.1 million of intangible assets in the nine month period ended December 31, 2017.

Financing activities

Net cash provided by financing activities was $144.3 million during the nine month period ended December 31, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018, payment of $3.9 million of consent fees in December 2018 related to the amendment of the indenture relating to the Secured Notes in December 2018 and $113.7 million of proceeds from the issuance of ordinary shares (including $49.2 million in connection with the exercise of warrants and share options), offset by $0.4 million of repayments on finance leases. Net cash provided by financing activities was $84.9 million during the nine month period ended December 31, 2017, consisting of $85.0 million of net proceeds from the issuance of ordinary shares and warrants and exercise of share options offset by $0.1 million of repayments on finance leases.

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

As of December 31, 2018, we had available cash, cash equivalents and short-term investments of $107.7 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances and the issuance of new equity or debt. Our existing available cash and short-term investment balances are adequate to meet our forecasted cash requirements for the next twelve months and accordingly we have prepared the financial statements on the going concern basis.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2018.

On June 29, 2018, we issued an additional $36 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. On December 18, 2018, we completed certain amendments to the indenture governing the Secured Notes as described above under “Our Business”.  As a result of these transactions, the aggregate amounts payable under the Secured Notes is $120.0 million, with $0 million due in less than a year, $20.0 million due in 1-3 years, $75.0 million due in 3-5 years and $25.0 million due in more than 5 years. Interest payments due on the Secured Notes total $61.8 million with $14.4 million due in less than a year, $28.2 million due in 1-3 years, $17.7 million due in 3-5 years and $1.5 million due in more than 5 years. The aggregate estimated amount payable in connection with the royalty rights agreements is $85.3 million, with $0 due in less than a year, $3.2 million due in 1-3 years, $16.4 million due in 3-5 years and $65.7 million due in more than 5 years.

There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2018 and December 31, 2018.

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

Under certain development contracts, we also manufacture and supply the customer with finished products once they have been approved for use by relevant regulatory agencies. These agreements reflect both arrangements for product development and the sales prices and other contractual terms for subsequent supply of the product to the customer. Under these development contracts, we view the development service revenue as distinct from subsequent product sales revenue, and we recognize each separately as described above.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2018 or in the year ended March 31, 2018.

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

Royalty Liability

The royalty rights agreements entered into in connection with the issuances of our Secured Notes and the amendment of the related indenture are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Secured Notes.

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

Cash, cash equivalents and cash reserve account. At December 31, 2018, we had cash and cash equivalents of $4.5 million and we also held $7.5 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At December 31, 2018, we had term debt of $120 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

Foreign currency exchange risk

The main currencies that we use for our trading operations are the U.S. Dollar, the Pound Sterling, the Swiss Franc and, to a lesser extent, the Euro. Our meaningful cash balances are held in a mixture of U.S. Dollars, Euros, Pounds Sterling and Swiss Francs. These cash balances may not be the same as the functional currencies of the Quotient entities in which they are held and, as a result, exchange rate fluctuations may result in foreign exchange gains and losses on our income statement.

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2018, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.8 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2018, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.4 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.4 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, due to our identification of a material weakness in connection with our evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, as further described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
4.1

First Supplemental Indenture, dated as of December 4, 2018, among Quotient Limited, the Guarantors from time to time party thereto and U.S. Bank National Association, as trustees and collateral agent (filed as exhibit 4.1 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.1

Form of Royalty Rights Agreements entered into in consideration for the consents to the amendments contained in the First Supplemental Indenture dated as of December 4, 2018 (filed as exhibit 10.1 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.2	Supply Agreement between Alba Bioscience Limited and Ortho-Clinical Diagnostics, Inc. entered into on December 17, 2018
10.3+

Second Amendment to TTP Intellectual Property Rights Agreement, dated April 24, 2017, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as exhibit 99.2 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.4+

First Amendment to STRATEC Supply and Manufacturing Agreement, dated December 19, 2016, between STRATEC Biomedical AG and QBD (QS IP) Limited (filed as exhibit 99.3 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

+ The Company has omitted portions of the referenced exhibits pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: February 5, 2019	/s/ Franz Walt
Franz Walt Chief Executive Officer