Form 10-K
period 2019-03-31
Quotient Ltd
filed 2019-05-29
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

B1, Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland	Not Applicable
(Address of Principal Executive Offices)	(Zip Code)

011-41-22-716-9800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, nil par value	QTNT	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $180.5 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2018 as reported on The Nasdaq Global Market.

On May 28, 2019, the registrant had a total of 66,179,110 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include statements about:

•	the continuing development, regulatory approval and commercialization of MosaiQTM by us;
•

the design of blood grouping and disease screening capabilities of MosaiQ, the potential for the expansion of our MosaiQ technology into the larger clinical diagnostics market and the benefits of MosaiQ for both customers and patients;

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to extend the lease of our manufacturing facility located in Eysins, Switzerland;
•

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next twelve months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

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

PART I

Item 1. Business

Overview

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative tests within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody detection. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for DNA or RNA). We believe that the MosaiQ platform may also have application beyond transfusion diagnostics in the larger clinical diagnostics market where testing currently performed using separate immunoassay and molecular testing techniques for a single diagnosis could be combined on one testing technology permitting multiple tests simultaneously with a simplified workflow.

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

We have designed MosaiQ to offer a breadth of diagnostic tests that is unmatched by existing commercially available transfusion diagnostic instrument platforms. Time to result for MosaiQ is expected to be significantly quicker than existing methods for extended antigen typing and antibody detection and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ. Improved patient outcomes using MosaiQ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. Cost savings and efficiencies should also be available to customers that adopt MosaiQ, as a result of:

•	consolidation of multiple instrument platforms in donor testing laboratories;
•	automation, which will help to address shortages of skilled technicians;
•	better workflow, which will lead to a better cost position, addressing budget constraints;
•	comprehensive characterization of donor or patient blood, eliminating the need for routine manual testing typically undertaken by skilled technicians; and
•	higher throughput and productivity per square meter.

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

Our initial aim is to provide donor testing laboratories with a single instrument platform to be utilized for blood grouping and, if applicable, both serological and molecular disease screening for donated red blood cells and plasma. Based on historical annual blood donations collected by our key target donor testing customers, we estimate that the potential market for MosaiQ microarrays (for blood grouping, serological disease screening and molecular disease screening) should exceed 100 million microarrays per annum following receipt of applicable regulatory clearances and approvals for MosaiQ.

We also believe that MosaiQ may have the potential for use beyond transfusion diagnostics in the larger clinical diagnostics market, and are evaluating the potential for our technology as a platform for diagnosis and monitoring of other disease states. We have identified opportunities for future partnership and development in relation to disease states for which a broad array of tests are required using multiple testing modalities for a single diagnosis or for ongoing therapy monitoring.

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

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2024 (which we refer to as the Secured Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

On April 30, 2019, we were notified that our initial MosaiQ IH microarray received CE Marking approval in Europe.  This notification satisfied a condition under the purchase agreements we entered into in January 2019 for the sale of an additional $25 million of Secured Notes.  On May 15, 2019, we issued these additional Secured Notes for gross proceeds of $25 million.

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

According to the World Health Organization, 56 million blood donations were collected globally in 2013 within “high-income” countries located in North America, Western Europe and Eastern Asia. In the United States, between 16 and 17 million units of whole blood and red blood cells were donated during 2014, based on data from the American Association of Blood Bankers and the American Red Cross. In addition, over 20 million plasma donations are collected each year in the United States and Europe. While plasma is not subject to blood grouping, it is subject to disease screening. We estimate that over 90 million patients are blood grouped annually in the developed world, although only a small proportion of these patients actually receive a blood transfusion.

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related to blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $219. Where a hospital requests units of blood with a specific antigen profile (for patients with blood group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but are typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2014 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $36 per sample. When an antibody screen is positive, an antibody identification procedure will be undertaken on the patient sample for which the reimbursement rate is an additional $92 per sample.

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

Beyond transfusion diagnostics we plan to pursue the development of immunoassay and molecular testing opportunities for the MosaiQ platform technology within the broader clinical diagnostics market place, forecasted to reach $40 billion annually by 2023.

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

(i)

a comprehensive characterization of donor and patient blood, including extended antigen typing and antibody detection/identification.  Ultimately, we expect there to be two blood grouping microarrays, one for the donor testing market and one for the patient testing market.  We refer to the blood grouping microarrays as the MosaiQ IH Microarray;

(ii)

all mandated serological disease screening tests for donor red blood cells or source plasma.  We refer to the serological disease screening microarrays as the MosaiQ SDS Microarray.  The initial MosaiQ SDS Microarray will comprise assays to detect CMV and Syphilis.  We expect to follow our initial MosaiQ SDS Microarray launch with the launch of a range of additional expanded MosaiQ SDS Microarrays incorporating all remaining mandated serological disease screening assays, depending upon the final application for the product; and

(iii)	all mandated molecular disease screening tests for donor red cells or source plasma. We refer to the molecular disease screening microarray as the MosaiQ MDS Microarray.

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray and MosaiQ MDS Microarray as MosaiQ Microarrays.

We manufacture the MosaiQ Microarrays at our state-of-the-art manufacturing facility located in Eysins, Switzerland, which received its ISO 13485: 2016 certification in December 2018.

Development of the MosaiQ Instrument and formal validation was completed during 2018 and we took delivery of the first commercially ready MosaiQ Instrument in 2018. The MosaiQ Instrument was self certified and received CE Marking approval in Europe during 2018.

Pending regulatory approval, we intend to conduct an initial launch, combined with customer support and stabilization, or hypercare, of the initial MosaiQ IH Microarray and initial MosaiQ SDS Microarray into the European donor testing market (in each case, with the MosaiQ Instrument). We plan to follow this initial launch with: (i) a second expanded MosaiQ IH Microarray comprising an expanded antigen typing panel for the donor testing market; (ii) a third MosaiQ IH Microarray comprising the extended antigen typing panel and an expanded antibody detection panel for the patient testing market, which will be commercialized by our commercial partner Ortho; and (iii) an expanded MosaiQ SDS Microarray incorporating assays for the detection of CMV; Syphilis; Hepatitis B, or HBV, comprising HBV Surface Antigen and HBV Core Antibody; Hepatitis C, or HCV; human immunodeficiency virus, or HIV, comprising HIV Type 1 and HIV Type 2; Human T-Lymphotropic Antibodies, or HTLV; and Chagas disease.

In Europe, the MosaiQ Instrument and the initial MosaiQ IH Microarray have received, and the remaining MosaiQ Microarrays will be subject to CE Marking. In the United States, the FDA has indicated to us that the MosaiQ IH Microarray will be subject to a biologics license application, or BLA, and the MosaiQ instrument will be subject to a 510(k) filing. The initial MosaiQ SDS Microarray, comprising tests for CMV and Syphilis, will be subject to a 510(k) filing, while the expanded MosaiQ SDS Microarray will be subject to BLA approval. The MosaiQ Instrument is expected to be classified as a Class II medical device.

In April 2019, we received CE Marking approval for the initial MosaiQ IH Microarray in Europe. We have also completed field trials for the initial MosaiQ SDS Microarray in Europe. We plan to submit an application for marketing clearances for the initial MosaiQ SDS Microarray in June 2019 and expect to obtain market clearance by the end of fiscal year 2020. Field trials in the United States for the expanded MosaiQ IH Microarray and the initial MosaiQ SDS Microarray are expected to commence in 2019, with regulatory submissions planned to be filed shortly after completion of the field trials to obtain required marketing clearances in the United States. The results of the expanded MosaiQ IH Microarray field trial in the United States will also be used as the basis for further field trials and to obtain marketing clearances for this product in Europe. Field trials for the expanded MosaiQ SDS Microarray are expected to be completed in 2019 in Europe and the United States.

Hypercare care launch of MosaiQ will commence in Europe following receipt of CE Marking for the MosaiQ SDS Microarray. We also anticipate commercial launch of the expanded MosaiQ IH Microarray in Europe following a regulatory approval, based upon the results of the US and further European field trials, which is expected to occur later in 2019.

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

In our conventional reagent business, we have obtained FDA approvals to sell 64 reagent products in the United States.  Through this business we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators, continue to service our key OEM customers and expand the number of conventional reagent products we offer directly for sale in the United States.

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

The MosaiQ SDS Microarray has been designed to incorporate all tests required to meet current regulatory requirements for serological disease screening of donor blood and source plasma in the markets in which we intend to operate. Initially we will include tests to screen serologically for Syphilis and CMV, and subsequently in the expanded MosaiQ SDS microarray, we plan to include additional tests for HBV, HCV, HIV, HTLV and Chagas disease. The MosaiQ SDS Microarray has additional capacity to incorporate further serological disease screening tests should it be necessary in the future.

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

Our Conventional Reagent Business

We have over 30 years of experience in the development, manufacturing and commercialization of conventional reagent products for blood grouping. Our conventional reagent products, which are branded as Alba by Quotient, are used primarily to identify blood group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood grouping instrument platforms. We also undertake product development projects for our OEM customers, generating product development fees. Following development, we enter into long-term supply contracts with our OEM customers to manufacture and supply the products we have developed.

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

We manufacture our conventional reagent products at our new Allan Robb Campus (ARC) facility located near Edinburgh, Scotland using our own cell lines or from raw materials purchased from a limited number of suppliers. We believe we have good relationships with our suppliers. During 2018, we relocated our operations to the ARC facility which was completed in January 2018. The validation and regulatory approval of the ARC facility was completed on time which allowed us to vacate our previous facility in January 2019.

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 64 conventional reagent products focused on blood grouping and we have 3 additional products at various stages of development or FDA licensing. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve 905 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 29% of our product sales in the years ended March 31, 2019 and 2018.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 71% of product sales in the years ended March 31, 2019 and 2018. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 60% and 61% of our product sales in the years ended March 31, 2019 and 2018, respectively. We are currently developing a range of rare antisera products for use on Ortho’s instrument platforms. Several of these products have now received CE Marking for sale in Europe and have been approved for sale in the United States by the FDA.  We have filed an updated application with the FDA to cover the use of the products on Ortho’s automation platforms in the United States. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which is the initial manufacturing site for MosaiQ Microarrays.

TTP plc (“TTP”)

We entered into a master development agreement with TTP to design, build, install and validate the initial manufacturing system for the MosaiQ Microarrays being installed at our Eysins, Switzerland facility. The work under this agreement was completed in 2017 and our Eysins facility was certified in December 2018 under ISO 13485: 2016 for the manufacture of MosaiQ microarrays.

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through September 30, 2021. We have paid $3.5 million under this agreement to date, with the balance due in annual instalments which commence in September 2019. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale.

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

STRATEC Biomedical AG (“STRATEC”)

We entered into a development agreement with STRATEC pursuant to which it developed a high-throughput instrument for MosaiQ, The MosaiQ Instrument. The project development timeline ran through the end of 2017. STRATEC’s fees under this agreement totaled €13.1 million in aggregate, or $14.7 million using exchange rates on March 31, 2019.

We have also entered into a manufacturing agreement with STRATEC pursuant to which we will be required to purchase a fixed minimum number of MosaiQ Instruments during the six years following delivery of the first field trial instruments. Our aggregate remaining obligation under this agreement totals €58.0 million, or $65.0 million using exchange rates on March 31, 2019. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

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

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and OEM customers. In the United States, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. Our goal is to educate these groups about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2019, we had 15 employees engaged worldwide in sales, marketing and customer service functions for the conventional reagents business.

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

As part of the exclusive sale and distribution rights granted to Ortho for the MosaiQ Instruments and MosaiQ Microarrays (which rights are non-assignable except as provided for in the distribution and supply agreement) we have granted to Ortho licenses and access to other intellectual property, which are necessary or reasonably useful for the sale and distribution of MosaiQ Instruments and MosaiQ Microarrays and which are freely licensable or sub-licensable and free of royalty or other payments (unless Ortho agrees to pay any such royalties or payments). Ortho may not use these intellectual property rights and information to manufacture the MosaiQ Instrument or MosaiQ Microarrays, supply serological screening microarrays to the patient testing market, or to carry out research and development, other than with our consent or pursuant to the distribution and supply agreement.

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

As of March 31, 2019, we had 206 employees engaged in research and development functions.

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

For products sold to OEM customers, the cost of switching vendors (raw material and/or finished costs) can be considerable, given regulatory scrutiny of the manufacturing process and the potential need to modify instrument platforms and software. For our OEM business, we consider Merck/Millipore and Diagast to be our primary competitors. We are also a customer of each of these two organizations. We believe the complexity and high cost of switching suppliers, together with our ownership of key products and associated regulatory licenses, reduce the risk of loss of our important OEM business. We believe the FDA-licensed status of our manufacturing facility also offers major benefits as our key OEM customers seek to either establish or defend their position in the United States market.

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

We have an issued U.S. patent related to blood typing that expires in September 2027. This patent provides methods of detecting the presence of red blood cells coated (or sensitized) with host antibody and/or components of the complement system. We received counterpart patents for this U.S. patent in Canada, Europe, Australia and Japan, which also expire in September 2027.

In February 2014, we filed a new UK patent application providing for a new method for detecting red blood cells, also using MosaiQ. The technology finds particular application in immunological assays where it can be used as the basis of positive controls to confirm the addition of red blood cells.

In January 2018, we filed a provisional U.S. patent application relating to methods and kits for detecting nucleic acids, antigens and antibodies in a sample using a microarray platform, in addition to a method for the amplification of nucleic acids. We made a further filing in December 2018 designating the European Patent Office as the International Searching Authority for this patent application.

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

Executive Officers

Below is a list of the names, ages as of March 31, 2019 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Franz Walt	59	Chief Executive Officer
Christopher Lindop	61	Chief Financial Officer
Jeremy Stackawitz	44	President
Edward Farrell	49	President
Roland Boyd	62	Group Financial Controller & Treasurer

Franz Walt, Chief Executive Officer

Mr. Walt, joined the Board of Directors in February 2018 and was appointed Interim Chief Executive Officer upon the retirement of Mr. Paul Cowan in March 2018 and was subsequently appointed Chief Executive Officer in May 2018. Mr. Walt served as President of Siemens Healthineers Laboratory Diagnostics, the laboratory diagnostics provider within the healthcare division of Siemens AG, the German based conglomerate, from March 2014 to December 2017. From January 2012 to February 2014, Mr. Walt was the Senior Vice President and head of Siemen Healthineers’ Diagnostic Division North America. Prior to joining Siemens Healthineers, from June 1989 to November 2011, Mr. Walt served in various capacities at F. Hoffman-La Roche Ltd., a Swiss based healthcare company that develops diagnostics and therapeutic products, including as Geschäftsführer (CEO) of Roche Diagnostics GmbH in Mannheim from January 2007 to November 2011, and as a board member of the Roche Diagnostic Executive Committee (DiaEC), from November 1998 to December 2006. During his time as a board member of the DiaEC, Mr. Walt served, among other capacities, as President and Consejero Delegado (CEO) of Roche Diagnostics Spain and Regional President for the LATAM Region from October 2004 to December 2006, and as Managing Director of Roche Diagnostics Asia Pacific Pte Ltd. and Regional President for the APAC Region from November 1998 to September 2004. Mr. Walt holds undergraduate degrees in management from the IMAKA Institute of Management in Zürich, and in marketing from the Swiss Institute of Economics in Zürich, and an MBA from City University of Seattle.

Christopher Lindop, Chief Financial Officer

Christopher Lindop joined us in February 2017 and serves as our Chief Financial Officer. Mr. Lindop previously served as chief financial officer from January 2007 until June 2016 and as executive vice president of business development from August 2007 until May 2016 of Haemonetics Corporation (NYSE:HAE), a global leader in blood processing technology. From September 2003 to December 2006, he served as chief financial officer of Inverness Medical Innovations, Inc., a global developer, manufacturer and marketer of medical diagnostic products. From June 2002 to September 2003, he served as an audit partner with the Boston office of Ernst & Young LLP, an accounting firm. From 1991 to 2002, he served as an audit partner with the Boston office of Arthur Andersen LLP, an accounting firm. In addition, Mr. Lindop served as a director of Parexel International Corporation (NASD: PRXL) from 2006 until its sale in 2017, where he acted as chairman of the audit and finance committee and as a member of the nominating and governance committee. He holds a B.A. in Business from the University of Strathclyde (Scotland).

Jeremy Stackawitz, President

Jeremy Stackawitz joined us in March 2009 and serves as one of our two Presidents. Mr. Stackawitz has over 18 years of healthcare industry experience gained through various consulting and industry roles. From 2007 to 2009, Mr. Stackawitz was Worldwide Commercial Director for Immunohematology of Ortho Clinical Diagnostics, a Johnson & Johnson company. Prior to this senior role, Mr. Stackawitz held positions from 2006 to 2007 at Therakos, a biotechnology company, from 2004 to 2006 at Ortho Biotech, and from 2000 to 2003 at Purdue Pharma L.P. He also held consulting positions at ISO Healthcare Group (now part of Monitor Group) from 1997 to 2000 and McKinsey & Company in 2003. Mr. Stackawitz received a B.S. in chemistry from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.

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

Employees

As of March 31, 2019, we had 410 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or SEC, may be obtained through the investor section of our website at www.quotientbd.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2019, we had an accumulated deficit of $381.0 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

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

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ. Our ability to successfully commercialize MosaiQ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;
•	our ability to successfully complete field trial studies;
•	our ability to obtain and maintain FDA and other regulatory authorizations;
•	threats posed by competing technologies;
•	our, Ortho’s or any other commercial partner’s, ability to market MosaiQ to donor collection agencies, hospitals and independent testing laboratories;
•	our ability to successfully optimize the individual tests to be included on the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties associated with the operation of the manufacturing system for the MosaiQ Microarrays;
•	the occurrence of unforeseen technical difficulties associated with the manufacture or operation of the MosaiQ Instrument;
•	the occurrence of unforeseen technical difficulties in the design or development of software and the integration of the MosaiQ Microarrays, the MosaiQ Instrument and software;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and
•	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

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

MosaiQ will be subject to CE Marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ to obtain approval of a biologics license application, or BLA, for the MosaiQ IH Microarrays and traditional 510(k) clearances for the instrument and the initial MosaiQ SDS Microarray, comprising two tests, CMV and syphilis. The MosaiQ SDS II Microarray, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ Microarrays is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 71% of our total revenues and product sales to Ortho accounted for 60% of our total revenues in the year ended March 31, 2019. If any of our OEM customer agreements are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all.

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

All our conventional reagent products are currently produced in our ARC facility located near Edinburgh, Scotland. While we believe we have reliable suppliers of raw materials, our reagent production is highly dependent on the uninterrupted and efficient operation of our ARC facility and we currently have no alternative manufacturing capabilities qualified. Therefore, if a catastrophic event occurred at our ARC facility, such as a fire or contamination, many of our products could not be produced until the manufacturing portion of the facility was restored and cleared by the FDA and other regulatory authorities. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses. However, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all.

Our customers, including our U.S. commercial operations, receive all of their conventional reagent products from our ARC facility. If circumstances arose that disrupted our international distribution of products from Edinburgh, we would need to establish an alternate distribution channel, which may take both time and expense to establish.

We have leased a manufacturing facility in Eysins, Switzerland, which is presently the principal manufacturing site for MosaiQ Microarrays and we currently have no alternative manufacturing capabilities. Therefore, if a catastrophic event occurred at the Eysins, Switzerland facility, such as a fire or contamination, we would not be able to produce MosaiQ Microarrays until the manufacturing portion of the facility was restored and cleared by the FDA and other regulatory authorities. We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses. In addition, we are currently discussing with the landlord the extension of the lease for this facility, which currently expires on March 15, 2020. If we are unable to extend the lease on favorable terms or at all, it may adversely impact our MosaiQ related operations.

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

We have $145.0 million aggregate principal amount of the Secured Notes outstanding.  The Secured Notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the Secured Notes that are then outstanding.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the Secured Notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the Secured Notes.

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

We could experience a breach in the confidentiality of the information we hold or of the security of our computer systems

We operate large and complex computer systems that contain significant amounts of client data. As a routine element of our business we collect and retain substantial amounts of data pertaining to the work we undertake for customers. Unauthorized third parties could attempt to gain entry to such computer systems for the purpose of stealing the data or disrupting the systems. We believe we have taken appropriate measures to protect them from intrusion, and we continue to improve and enhance our systems in this regard (including how we process and report any breaches), but in the event we are unsuccessful we could suffer significant harm. Our contracts with our customers typically contain provisions that require us to keep confidential any information generated from our work. In the event that the confidentiality of such information was compromised, we could suffer significant harm.

We are also required to comply with the data privacy and security laws in several jurisdictions. For example, we are required to comply with the European Union (EU) General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. GPDR extends the geographical scope of European Union data protection law to non-E.U. entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals, and imposes enhanced penalties for non-compliance. The potential for fines and penalties in the event of a violation of GDPR may have a significant adverse impact on our business and operations. We have made changes to, and continue to make enhancements of, our business practices to help attain compliance with these evolving and complex regulations.

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

Additionally, we may not be able to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. For example, our distribution and supply agreement with Ortho provides for a six-person steering committee composed of three of our representatives and three of Ortho's representatives, which provides liaison, coordination and strategic planning with regard to development and regulatory approval of MosaiQ and the sale and distribution of MosaiQ Instruments and Microarrays by Ortho. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, the ownership or control of intellectual property developed during the collaboration or the scope of our or our collaborators' other rights or obligations related to development or commercialization activities. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

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

Efforts to repeal and replace the U.S. Patient Protection and Affordable Care Act (or the PPACA) have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions mandated by the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. In addition, as part of the December 2017 Tax Cuts and Jobs Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. In addition, there are continuing legal challenges to the PPACA and, due to the current Republican Senate/Democratic House split in Congress as a result of the 2018 U.S. midterm elections, it is unlikely that a legislative solution would be reached to address any such challenges. The PPACA significantly impacted the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

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

As a result of the Brexit referendum, the United Kingdom and the European Union continue to be involved in a negotiation process to determine the future terms of the United Kingdom's relationship with the European Union, and it appears likely that these negotiations will continue to be lengthy. For example, while the U.K. government and the European Union had negotiated an agreement by which the United Kingdom would withdraw from the European Union and the European Union had approved this withdrawal agreement, the British Parliament has subsequently rejected the withdrawal agreement several times. The date for the United Kingdom’s exit from the European Union, which was originally scheduled for March 29, 2019, has been postponed to October 31, 2019. While we believe we have developed plans to manage the risk to our business and operations, including in the event that the United Kingdom exits without any agreement on its future relationship with the European Union, it is unknown what the final terms of the relationship will be. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement, there will be a period of considerable uncertainty, particularly in relation to the U.K. financial and banking markets, the regulatory process in Europe and movement of goods and people between the United Kingdom and European Union. As a result of this uncertainty, financial markets could experience volatility, which could adversely affect the market price of our ordinary shares. It is also possible that, even if there is an agreement, there will be greater restrictions and transportation delays on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities, which could result in delays and increased expenses relating to the regulatory approval of our products. In addition, depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. Furthermore, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our financial results.

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

The handling of materials used in the manufacture of transfusion diagnostics products involves the controlled use of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood donations. Our business and facilities and those of our suppliers are subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling and disposal of, and exposure to, such materials and wastes. In addition, the collection and use of health data in the European Union is governed by the recently-enacted GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, we may be subject to substantial fines and other administrative penalties, which could adversely affect our business in the European Union.

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

Risks Related to Our Ordinary Shares

We are eligible to be treated as an emerging growth company and a smaller reporting company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will not make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until March 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of September 30 in any fiscal year before that time or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

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

In addition, we are also a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act.  In the event that we are still considered a smaller reporting company at such time as we cease being an emerging growth company, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company.

Effective on September 10, 2018, Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

(1) had a public float of less than $250 million; or

(2) had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and either had no public float or a public float of less than $700 million.

In the case of reporting companies like us, public float is calculated as of the last business day of the issuer's most recently completed second fiscal quarter and calculated by multiplying the aggregate world wide number of shares of its voting and non-voting common equity held by non affiliates by the price at which the common equity was last sold, or the average.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports.

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

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 65,900,447 ordinary shares as of March 31, 2019, of which approximately 57,440,009 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. Approximately 8,460,438 ordinary shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2019, 175,525 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $13.67 per share and 1,936,397 ordinary shares were subject to outstanding options at a weighted exercise price of $7.77 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

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

As of March 31, 2019, there were outstanding warrants to purchase (i) 64,000 of our ordinary shares at an exercise price of $9.375 per share and (ii) 111,525 of our ordinary shares at an exercise price of $16.14 per share. In addition, as of March 31, 2019, there were outstanding options to purchase 1,936,397 ordinary shares at a weighted average exercise price of $7.77 per share. These warrants and options are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s or option's exercise price. To the extent such warrants and options are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

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

Recently adopted tax legislation in Jersey, Channel Islands may impact our operations.

Jersey has enacted the Taxation (Companies - Economic Substance) (Jersey) Law 2019, which we refer to as the "Substance Law".  The Substance Law applies to financial periods of Jersey resident bodies corporate starting on or after January 1, 2019.  The Substance Law is administered by the Jersey Comptroller of Taxes, who has produced guidance as to its application.

The Substance Law applies to Jersey tax resident companies that carry on banking, insurance, fund management, financing and leasing, headquarters, shipping, and holding company or intellectual property activities and are in receipt of gross income arising from such activities in any relevant financial period.  It imposes certain requirements including that such companies be directed and managed in Jersey, have core income generating activities in Jersey and have an adequate level of employees, expenditures and premises in Jersey.

Having taken advice, we do not believe that the Substance Law presently applies to our company or our subsidiaries that are tax resident in Jersey.  However, we cannot guarantee that we will not be required to implement changes to comply with the Substance Law in the future and thereby incur unexpected expenses or otherwise be subject to certain sanctions if we were to fail to comply.

We may be or become classified as a passive foreign investment company for U.S. federal income tax purposes, which could result in materially adverse U.S. federal income tax consequences to U.S. investors in our ordinary shares.

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2019 and do not expect to be a PFIC for the taxable year ending March 31, 2020 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

U.S. withholding tax could apply to a portion of certain payments on the ordinary shares.

The United States has enacted rules, commonly referred to as “FATCA,” that generally impose a reporting and withholding regime with respect to certain U.S. source payments (including dividends and interest) and certain payments made by entities that are classified as financial institutions under FATCA ("foreign passthru payments"). The governments of Jersey, Channel Islands and the United States have entered into an agreement with respect to the implementation of FATCA. Under this agreement, we do not expect to be subject to withholding under FATCA on any payments we receive. Similarly, as currently drafted, we do not expect that withholding under FATCA will apply to payments on the ordinary shares. However, significant aspects of whether or how FATCA will apply to non-U.S. issuers like us remain unclear, and no assurance can be given that withholding under FATCA will not become relevant with respect to payments on the ordinary shares in the future. Even if FATCA were to become relevant to payments on the shares, it would not be applicable earlier than the second anniversary of the date on which final regulations defining the term "foreign passthru payments" are published in the U.S. Federal Register. Prospective investors should consult their own tax advisors regarding the potential impact of FATCA, including the agreement relating to FATCA between the governments of Jersey and the United States, to an investment in the ordinary shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal manufacturing site for MosaiQ Microarrays are located in Eysins, Switzerland. Our UK corporate offices and other office facilities, a development laboratory facility and our manufacturing facility for conventional reagent products are located near Edinburgh, Scotland. Our U.S. corporate offices are located in Newtown, Pennsylvania. The table below provides selected information regarding our existing facilities, all of which are leased.

Facility/Use		Size (sq. ft.)
	Location	Office	Laboratory	Expiration
UK Corporate Offices/Development Laboratory and Conventional Reagents Manufacturing Facility	Edinburgh, Scotland	27,400	59,800	September 30, 2052
Corporate Headquarters and Manufacturing Operations—MosaiQ	Eysins, Switzerland	13,600	31,600	March 15, 2020
U.S. Corporate Offices	Newtown, PA, USA	1,200	—	November 30, 2021
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	July 31, 2019
Ireland General Offices	Dublin, Ireland	500	—	March 11, 2020

We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business. Discussions are underway with the landlord of our facility in Eysins, Switzerland for the extension of the lease beyond March 15, 2020 and we believe that we should be able to obtain such an extension on satisfactory terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol “QTNT”. On May 28, 2019, the last reported sale price of our ordinary shares on Nasdaq was $10.06 per share.

Shareholders

On May 28, 2019, there were 23 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from May 27, 2014 (the date the ordinary shares and warrants comprising the units issued in our initial public offering began trading separately on Nasdaq) through March 31, 2019 against the cumulative total return for the same period on the Nasdaq Stock Market Composite Index and the Nasdaq Healthcare Index. The results are based on an assumed $100 invested on May 27, 2014.

$0  $50  $100  $150  $200  $250  $300  COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*  AMONG QUOTIENT LIMITED, THE NASDAQ STOCK MARKET COMPOSITE INDEX  AND THE NASDAQ HEALTHCARE INDEX  $0  $50  $100  $150  $200  $250  $300  COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*  AMONG QUOTIENT LIMITED, THE NASDAQ STOCK MARKET COMPOSITE INDEX  AND THE NASDAQ HEALTHCARE INDEX  3/31/19  2/28/191/31/1912/31/1811/30/1810/31/189/30/188/31/187/31/186/30/185/31/184/30/183/31/182/28/181/31/1812/31/1711/30/1710/31/179/30/178/31/177/31/176/30/175/31/174/30/173/31/172/28/171/31/1712/31/1611/30/1610/31/169/30/168/31/167/31/166/30/165/31/164/30/163/31/162/29/161/31/1612/31/1511/30/1510/31/159/30/158/31/157/31/156/30/155/31/154/30/153/31/152/28/151/31/1512/31/1411/30/1410/31/149/30/148/31/147/31/146/30/145/31/145/27/14  QUOTIENT LIMITED NASDAQ HEALTHCARE INDEX NASDAQ COMPOSITE  * $100 invested on 5/27/14 in stock or index- including reinvestment of dividends.  58 Months ended March 31, 2019

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2019:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	2,903,296	$5.18	376,114
Equity compensation plans not approved by shareholders	—	—	—
(1)

Composed of the 2012 Option Plan, pursuant to which 357,651 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $1.99, and the 2014 Stock Incentive Plan, pursuant to which 2,545,435 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $5.63.  At March 31, 2019, 376,114 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

Recent Sales of Unregistered Securities

Since April 1, 2018, we issued the following securities that were not registered under the Securities Act.

On August 3, 2018, we entered into two subscription agreements: (i) the first, by and between us and Franz Walt, our Chief Executive Officer, pursuant to which Mr. Walt subscribed for, and we agreed to issue, 45,000 ordinary shares at a price of $7.54 per share (which we refer to as the Subscription Price) (which was equal to the closing bid price of our ordinary shares as reported on the Nasdaq Global Market on August 2, 2018) for aggregate proceeds of $339,300.00 and (ii) the second, by and between us and Heino von Prondzynski, the Chairman of our board of directors, pursuant to which Mr. von Prondzynski subscribed for, and we agreed to issue, 10,000 ordinary shares at the Subscription Price for aggregate proceeds of $75,400.00. The subscription shares were sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Each of Mr. Walt and Mr. von Prondzynski represented in his subscription agreement that he was knowledgeable, sophisticated and experienced in financial and business matters, an accredited investor as defined in Regulation D and that he was acquiring the subscription shares with no present intention of distributing any of such shares or any arrangement or understanding with any other persons regarding the distribution of such shares, and appropriate legends were affixed to the subscription shares. The aggregate gross proceeds were $0.4 million.

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of March 31, 2019 and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2016 and 2015 and the consolidated balance sheet data as of March 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$28,665	$23,913	$20,127	$18,022	$17,658
Other revenues	469	819	2,100	500	750
Total revenue	29,134	24,732	22,227	18,522	18,408
Cost of revenue	(17,230)	(10,471)	(10,844)	(9,658)	(9,763)
Gross profit	11,904	14,261	11,383	8,864	8,645
Operating expenses:
Sales and marketing	(8,637)	(7,347)	(5,660)	(3,073)	(2,750)
Research and development, net of government grants	(50,677)	(51,202)	(57,064)	(28,781)	(19,216)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,957)	(4,156)	(4,221)	(2,004)	(1,138)
Other general and administrative expenses	(26,588)	(21,544)	(18,497)	(24,094)	(15,255)
Total general and administrative expense	(31,545)	(25,700)	(22,718)	(26,098)	(16,393)
Total operating expense	(90,859)	(84,249)	(85,442)	(57,952)	(38,359)
Operating loss	(78,955)	(69,988)	(74,059)	(49,088)	(29,714)
Other income (expense):
Interest expense, net	(20,018)	(15,365)	(9,903)	(4,151)	(2,315)
Change in financial liability for share warrants	—	—	—	15,857	(22,966)
Other, net	(6,369)	2,366	(1,107)	3,504	(4,064)
Other income (expense), net	(26,387)	(12,999)	(11,010)	15,210	(29,345)
Loss before income taxes	(105,342)	(82,987)	(85,069)	(33,878)	(59,059)
Provision for income taxes	(44)	649	—	—	—
Net loss	$(105,386)	$(82,338)	$(85,069)	$(33,878)	$(59,059)
Net loss available to ordinary shareholders - basic and diluted	$(105,386)	$(82,338)	$(85,069)	$(33,878)	$(59,059)
Loss per share - basic and diluted	$(1.92)	$(2.02)	$(3.02)	$(1.73)	$(4.00)
Weighted-average shares outstanding - basic and diluted	54,874,391	40,839,309	28,145,472	19,558,152	14,773,386

	As of March 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$4,096	$20,165	$4,754	$44,100	$37,525
Short-term investments	90,729	5,669	16,057	—	—
Total assets	177,770	123,841	109,971	119,750	80,204
Long-term debt	121,855	85,063	80,704	27,910	9,853
Total liabilities	176,056	138,472	134,062	73,027	81,819
Total shareholders' funds (deficit)	$1,714	$(14,631)	$(24,091)	$46,723	$(1,615)

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

Overview

We were incorporated in Jersey, Channel Islands on January 18, 2012. On February 16, 2012, we acquired the entire issued share capital of Alba Bioscience Limited (or Alba), Quotient Biodiagnostics, Inc. (or QBDI) and QBD (QS IP) Limited (or QSIP) from Quotient Biodiagnostics Group Limited (or QBDG), our predecessor.

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

We currently operate as one business segment with over 400 employees in the United Kingdom, Switzerland and the United States. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 49%, 48% and 49% of total revenue during the years ended March 31, 2019, 2018 and 2017, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2019, we had an accumulated deficit of $381.0 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $29.1 million for the year ended March 31, 2019, $24.7 million for the year ended March 31, 2018 and $22.2 million for the year ended March 31, 2017. Our net loss was $105.4 million for the year ended March 31, 2019, $82.3 million for the year ended March 31, 2018 and $85.1 million for the year ended March 31, 2017.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2024 (which we refer to as the Secured Notes).

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at March 31, 2019.

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

The amendments also increased the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of our initial MosaiQ IH Microarray. On January 15, 2019 we entered into purchase agreements pursuant to which we agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes. On May 1, 2019 we announced that the CE Mark of our initial MosaiQ IH Microarray had been granted, and, on May 15, 2019, we issued an additional $25 million of the Secured Notes. We also issued royalty rights to the purchasers representing the right to receive 0.4% of the aggregate net sales of MosaiQ instruments and consumable in specified markets.

As of March 31, 2019, we had available cash, cash equivalents and short-term investments of $94.8 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 68% for the year ended March 31, 2019, 75% for the year ended March 31, 2018 and 76% for the year ended March 31, 2017. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.” In the year ended March 31, 2018, other revenues also included the sale of two MosaiQ instruments to a development partner.

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross profit represents total revenue less the cost of revenue, gross margin represents gross profit expressed as a percentage of total revenue, and gross margin on product sales represents gross margin excluding other revenues as a percentage of revenues excluding other revenues. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel, and the costs of the MosaiQ commercial team. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel and other costs related to our sales and product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQ commercial team.

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

Net interest expense consists primarily of interest charges on our note and loan balances and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Senior Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note or loan and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018 and December 2018 with the purchasers or holders of the Secured Notes, as applicable. See Note 3 “Debt” and Note 8 “Ordinary and Preference Shares – Preference shares” to our consolidated financial statements included in this Annual Report for additional information.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our businesses are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. Other income (expense) also includes exceptional costs related to deferred debt issue costs expensed on the repayment of debt facilities and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2019 and 2018— Other income (expense)” and “—Results of Operations— Comparison of Years ended March 31, 2018 and 2017— Other income (expense).”

Provision for income taxes in the year ended March 31, 2019 reflected a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary. Provision for income taxes in the year ended March 31, 2018 reflected a reduction in the valuation allowance against deferred tax assets in a subsidiary as a result of an improvement in the profitability of this subsidiary.

Results of Operations

Comparison of Years ended March 31, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$28,665	98%	$23,913	97%	$4,752	20%
Other revenues	469	2%	819	3%	(350)	-43%
Total revenue	29,134	100%	24,732	100%	4,402	18%
Cost of revenue	17,230	59%	10,471	42%	6,759	65%
Gross profit	11,904	41%	14,261	58%	(2,357)	-17%
Operating expenses:
Sales and marketing	8,637	30%	7,347	30%	1,290	18%
Research and development	50,677	174%	51,202	207%	(525)	-1%
General and administrative	31,545	108%	25,700	104%	5,845	23%
Total operating expenses	90,859	312%	84,249	341%	6,610	8%
Operating (loss)	(78,955)	-271%	(69,988)	-283%	(8,967)	13%
Other income (expense):
Interest expense, net	(20,018)	-69%	(15,365)	-62%	(4,653)	30%
Other, net	(6,369)	-22%	2,366	10%	(8,735)	-369%
Total other expense, net	(26,387)	-91%	(12,999)	-53%	(13,388)	103%
Loss before income taxes	(105,342)	-362%	(82,987)	-336%	(22,355)	27%
Provision for income taxes	(44)	0%	649	3%	(693)	-107%
Net loss	$(105,386)	-362%	$(82,338)	-333%	$(23,048)	28%

Revenue

Product sales revenue increased by 20% to $28.7 million for the year ended March 31, 2019, compared with $23.9 million for the year ended March 31, 2018. The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 68% of product sales for the year ended March 31, 2019, compared with 75% for the year ended March 31, 2018. Total revenue for the year ended March 31, 2019 increased by 18% to $29.1 million compared with $24.7 million in the year ended March 31, 2018, and included other revenues of $0.5 million and $0.8 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$20,287	70%	$16,900	68%	$3,387	20%
Product sales - direct customers and distributors	8,378	29%	7,013	28%	1,365	19%
Other revenues	469	2%	819	3%	(350)	-43%
Total revenue	$29,134	100%	$24,732	100%	$4,402	18%

OEM Sales. Product sales to OEM customers increased 20% to $20.3 million for the year ended March 31, 2019, compared with $16.9 million for the year ended March 31, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales increased 19% to $8.4 million for the year ended March 31, 2019 compared with $7.0 million for the year ended March 31, 2018. This mainly consisted of direct sales in the United States which increased to $7.7 million in the year ended March 31, 2019 compared with $5.9 million in the year ended March 31, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues of $0.5 million for the year ended March 31, 2019 mainly consisted of product development fees. Other revenues of $0.8 million in the year ended March 31, 2018 consisted of $0.6 million of product development fees and $0.2 million of sales of MosaiQ instruments and related products to a development partner. The product development fees in both years arose as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information. In the year ended March 31, 2018, the cost of the instruments sold to our development partner was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue increased by 65% to $17.2 million for the year ended March 31, 2019, compared with $10.5 million for the year ended March 31, 2018. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the year ended March 31, 2019, we were in the process of moving our conventional reagents manufacturing operations to the ARC facility, our new facility in Edinburgh, Scotland, the construction of which was completed early in 2018, from our other Edinburgh manufacturing facility. In the year ended March 31, 2019, we incurred additional costs of operating our new ARC facility as well as our previous facility amounting to approximately $3.8 million, $1.6 million of which were non-cash expenses, as compared with the single facility that existed in the year ended March 31, 2018. We vacated our previous Edinburgh facility in January 2019.

Gross profit on total revenue in the year ended March 31, 2019 was $11.9 million, a decrease of 17% when compared with $14.3 million in the year ended March 31, 2018. This decrease was attributable to the decrease in gross margin on product sales described below and a decrease of $0.3 million in other revenues to $0.5 million in the year ended March 31, 2019 as compared with $0.8 million of other revenues in the year ended March 31, 2018 (the associated cost of which was included in research and development expenses).

Gross profit on product sales, which excludes other revenues, was $11.4 million for the year ended March 31, 2019 compared with $13.4 million for the year ended March 31, 2018. This decrease was due to the additional costs of approximately $3.8 million, $1.6 million of which were non-cash expenses, of operating two conventional reagent manufacturing facilities in the year ended March 31, 2019 as compared with the single facility that existed in the year ended March 31, 2018, partially offset by the effect of increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales, which excludes other revenues, was 40% for the year ended March 31, 2019 compared with 56% for the year ended March 31, 2018.

Sales and marketing expenses

Sales and marketing expense increased by 18% to $8.6 million for the year ended March 31, 2019, compared with $7.3 million for the year ended March 31, 2018. The growth in sales and marketing expenses in the year ended March 31, 2019 was mainly attributable to expansion of the MosaiQ commercial team.

Research and development expenses

	Year ended March 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$48,903	168%	$50,187	203%	$(1,284)	-3%
Other research and development	2,123	7%	1,293	5%	830	64%
Tax credits	(349)	-1%	(278)	-1%	(71)	26%
Total research and development expenses	$50,677	174%	$51,202	207%	$(525)	-1%

Research and development expenses decreased by $0.5 million to $50.7 million for the year ended March 31, 2019, compared with $51.2 million for the year ended March 31, 2018. The decrease in costs mainly reflected reduced expenditure with our development partners as the initial development of MosaiQ nears completion. Research and development expenses for the year ended March 31, 2019 included a $0.5 million expense related to the cost of our intellectual property license with TTP for MosaiQ.  There was no equivalent TTP license expense in the year ended March 31, 2018.

General and administrative expenses

General and administrative expenses increased 23% to $31.5 million for the year ended March 31, 2019, compared with $25.7 million for the year ended March 31, 2018, reflecting greater personnel-related costs as a result of our preparations for the commercialization of MosaiQ, increased advisory fees and costs of $1.6 million associated with the relocation to our ARC facility. We recognized $5.0 million of stock compensation expense in the year ended March 31, 2019 compared with $4.2 million in the year ended March 31, 2018. Stock compensation expense is recognized over the expected vesting period of incentive awards. As a percentage of total revenue, general and administrative expenses increased to 107% for the year ended March 31, 2019, compared with 104% for the year ended March 31, 2018.

Other income (expense)

Net interest expense was $20.0 million for the year ended March 31, 2019, compared with $15.4 million for the year ended March 31, 2018. Interest expense in the year ended March 31, 2019 included $13.3 million of interest charges on our Secured Notes compared with $10.1 million in the year ended March 31, 2018. The increase was due to the additional issuance of $36 million of Secured Notes on June 29, 2018 Interest expense in the years ended March 31, 2019 and March 31, 2018 included amortization of deferred debt issue costs of $5.9 million and $4.4 million, respectively, which included, in the year ended March 31, 2019, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the year ended March 31, 2018, amortization of the expected costs of the royalty rights agreements entered into in October 2016 in connection with the issuance of the Secured Notes. In each of the years ended March 31, 2019 and March 31, 2018, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. In addition, in the year ended March 31, 2019 we earned interest income of $0.3 million on our money market deposits as compared with $0.2 million in the year ended March 31, 2018.

Other expense for the year ended March 31, 2019 included $5.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $1.0 million of fees related to the amendment of the indenture relating to the Secured Notes in December 2018. Other income for the year ended March 31, 2018 included $2.4 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2019 reflected a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary. Provision for income taxes in the year ended March 31, 2018 reflected a reduction in the valuation allowance against deferred tax assets in a subsidiary as a result of an improvement in the profitability of this subsidiary.

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

Other Revenues. Other revenues of $0.8 million for the year ended March 31, 2018 consisted of $0.6 million of product development fees and $0.2 million of sales of MosaiQ instruments and related products to a development partner. Other revenues of $2.1 million in the year ended March 31, 2017, consisted entirely of product development fees. The product development fees in both years arose as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information. The cost of the instruments sold to our development partner was included in research and development expenses.

Cost of revenue and gross margin

Cost of revenue decreased by 3% to $10.5 million for the year ended March 31, 2018, compared with $10.8 million for the year ended March 31, 2017. The decrease in cost of revenue reflected improved product mix and efficiencies in our manufacturing operations, which were offset in part by incremental costs associated with greater sales volumes.

Gross profit on total revenue in the year ended March 31, 2018 was $14.3 million, an increase of 25% when compared with $11.4 million in the year ended March 31, 2017. This increase was attributable to the increase in gross margin on product sales described below offset in part by a reduction of $1.3 million of other revenues in the year ended March 31, 2017 (the associated cost of which was included in research and development expenses).

Gross margin, which represents gross profit expressed as a percentage of total revenue, was 58% for the year ended March 31, 2018, compared with 51% for the year ended March 31, 2017. Gross margin on product sales, which excludes other revenues, was 56% for the year ended March 31, 2018, compared with 46% for the year ended March 31, 2017 due to the positive impact of our revenue hedging arrangements, improved product and customer mix and efficiencies at our then-existing manufacturing facility in Edinburgh, Scotland in the year ended March 31, 2018 compared with the year ended March 31, 2017.

Sales and marketing expenses

Sales and marketing expense increased by 30% to $7.3 million for the year ended March 31, 2018, compared with $5.7 million for the year ended March 31, 2017. The growth in sales and marketing expenses in the year ended March 31, 2018 was mainly attributable to the MosaiQ commercial team.

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

General and administrative expenses

General and administrative expenses increased 13% to $25.7 million for the year ended March 31, 2018, compared with $22.7 million for the year ended March 31, 2017. We recognized $4.2 million of stock compensation expense in the year ended March 31, 2018 compared with $4.2 million in the year ended March 31, 2017. Stock compensation expense is recognized over the expected vesting period of incentive awards. In the year ended March 31, 2018, there were greater personnel-related costs as a result of our preparations for the commercialization of MosaiQ and our relocation to the ARC facility. As a percentage of total revenue, general and administrative expenses increased to 104% for the year ended March 31, 2018, compared with 102% for the year ended March 31, 2017.

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

	2019	2018				2017
	Mar 31	Dec-31	Sep-30	Jun-30	Mar 31	Dec 31	Sept 30	June 30
	(in thousands, except percentages)
Revenue:
Product sales	$7,831	$6,723	$6,247	$7,864	$6,124	$5,653	$5,910	$6,226
Other revenues	450	—	—	19	13	206	—	600
Total revenue	8,281	6,723	6,247	7,883	6,137	5,859	5,910	6,826
Cost of revenue	(4,427)	(4,186)	(4,552)	(4,065)	(2,528)	(2,325)	(2,786)	(2,832)
Gross profit	3,854	2,537	1,695	3,818	3,609	3,534	3,124	3,994
Operating expenses:
Sales and marketing	(2,278)	(2,233)	(1,845)	(2,281)	(1,886)	(1,910)	(1,869)	(1,682)
Research and development	(13,321)	(11,788)	(12,998)	(12,570)	(13,259)	(11,929)	(13,341)	(12,673)
General and administrative	(8,580)	(7,544)	(7,916)	(7,505)	(6,391)	(6,790)	(5,974)	(6,545)
Total operating expenses	(24,179)	(21,565)	(22,759)	(22,356)	(21,536)	(20,629)	(21,184)	(20,900)
Operating profit (loss)	(20,325)	(19,028)	(21,064)	(18,538)	(17,927)	(17,095)	(18,060)	(16,906)
Other income (expense):
Interest expense, net	(5,404)	(5,679)	(5,819)	(3,116)	(3,709)	(3,249)	(4,197)	(4,210)
Other, net	(853)	(1,536)	(468)	(3,512)	888	33	565	880
Total other income (expense), net	(6,257)	(7,215)	(6,287)	(6,628)	(2,821)	(3,216)	(3,632)	(3,330)
Loss before income taxes	(26,582)	(26,243)	(27,351)	(25,166)	(20,748)	(20,311)	(21,692)	(20,236)
Provision for income taxes	(11)	(11)	(11)	(11)	649	—	—	—
Net loss	$(26,593)	$(26,254)	$(27,362)	$(25,177)	$(20,099)	$(20,311)	$(21,692)	$(20,236)
% of Product Sales from Standing Purchase Orders	70%	67%	70%	65%	77%	76%	68%	79%
Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2019 and in fiscal 2018, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2019, we had an accumulated deficit of $381.0 million. During the year ended March 31, 2019, we incurred a net loss of $105.4 million and used $75.7 million of cash for operating activities. During the year ended March 31, 2018, we incurred a net loss of $82.3 million and used $68.4 million of cash for operating activities. During the year ended March 31, 2017, we incurred a net loss of $85.1 million and used $56.2 million of cash for operating activities. As described under results of operations, our use of cash during the years ended March 31, 2019 and March 31, 2018 was primarily attributable to our investment in the development of MosaiQ, the construction of the ARC facility near Edinburgh, Scotland and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2018, we have raised $110.8 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $181.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $84.0 million of gross proceeds from the issuance of the Secured Notes.

On June 29, 2018, we issued an additional $36.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $84.0 million aggregate principal amount of the Secured Notes on October 14, 2016. On June 29, 2018, we paid $2.2 million of the net proceeds of the issuance of the additional Secured Notes into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $5.0 million paid into the cash reserve account on October 14, 2016, brought the total in the cash reserve account to $7.2 million at March 31, 2019.

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

The amendments also increased the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of our initial MosaiQ IH Microarray. On January 15, 2019, we entered into purchase agreements pursuant to which we agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes. On May 1, 2019, we announced that the CE Mark of our initial MosaiQ Microarray had been granted, and, on May 15, 2019, we issued an additional $25 million of the Secured Notes. We also issued royalty rights to the purchasers representing the right to receive 0.4% of the aggregate net sales of MosaiQ instruments and consumable in specified markets.

As of March 31, 2019, we had available cash, cash equivalents and short-term investments of $94.8 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

12% Senior Secured Notes Due 2024

As described above, on October 14, 2016, we completed a private placement of our Secured Notes. Our obligations under the Secured Notes and the related indenture are unconditionally guaranteed on a secured basis by the guarantors, which include all our subsidiaries, and the indenture contains customary events of default. We must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

We issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016, an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018 and an additional $25 million of the Secured Notes on May 15, 2019.

Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Secured Notes may require us to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

We paid $7.2 million of the total proceeds of the October 2016 and June 2018 issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $2.2 million of which related to the second issuance. We paid a further $1.5 million into the cash reserve account on May 15, 2019 in connection with the issuance of the additional $25 million of Secured Notes on that date.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, we will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the October 2016 and June 2018 issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, we entered into royalty rights agreements, pursuant to which we agreed to pay 3.0% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Further, pursuant to the issuance of the additional $25 million of Secured Notes on May 15, 2019, we also entered into royalty rights agreements pursuant to which we agreed to pay an additional 0.4% of such net sales. The royalties will be payable beginning on the date that we make our first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs.

Using the proceeds of the Secured Notes issued in October 2016, we repaid in full on that day our borrowings under our previous secured term loan facility with MidCap, which amounted to $33.5 million including fees and expenses.

Cash Flows for the Years Ended March 31, 2019 and 2018

Operating activities

Net cash used in operating activities was $75.7 million during the year ended March 31, 2019, which included net losses of $105.4 million and non-cash items of $25.7 million. Non-cash items were depreciation and amortization expense of $12.8 million, share-based compensation expense of $5.0 million, amortization of lease incentives of $0.4 million, Swiss pension costs of $0.6 million, amortization of deferred debt issue costs of $5.9 million and accrued preference share dividends of $1.0 million. We also experienced a net cash inflow of $4.1 million from changes in operating assets and liabilities during the period, consisting of a $3.3 million decrease in other assets, a $0.4 million increase in accounts payable and accrued liabilities and a $1.1 million increase in accrued compensation and benefits offset by a $0.1 million increase in inventories and a $0.6 million increase in accounts receivable.

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

Investing activities

Net cash used in investing activities was $89.1 million in the year ended March 31, 2019 and net cash from investing activities was $3.3 million in the year ended March 31, 2018. We invested $84.3 million net in a short-term money market fund in the year ended March 31, 2019 and withdrew $10.4 million net in the year ended March 31, 2018. Purchases of property and equipment in the years ended March 31, 2019 and March 31, 2018 were $4.8 million and $21.6 million, respectively. Most of these expenditures related to the construction of the ARC facility and we generated $14.7 million, net of a rent deposit payment in the year ended March 31, 2018 from the sale and leaseback of this building.  We also invested $0.2 million in the year March 31, 2018 on new product licenses within our conventional reagent operations.

Financing activities

Net cash provided by financing activities was $145.4 million during the year ended March 31, 2019, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018, payment of $3.9 million of consent fees in December 2018 related to the amendment of the indenture governing the Secured Notes and $115.0 million of proceeds from the issuance of ordinary shares (including $50.1 million in connection with the exercise of warrants and share options), offset by $0.5 million of repayments on finance leases.

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

Investing activities

Net cash from investing activities was $3.3 million in the year ended March 31, 2018 and net cash used in investing activities was $36.3 million in the year ended March 31, 2017. We invested $16.0 million (net) in a short-term money market fund in the year ended March 31, 2017 and withdrew $10.4 million (net) in the year ended March 31, 2018. Purchases of property and equipment in the years ended March 31, 2018 and March 31, 2017 were $21.6 million and $20.2 million, respectively. Most of these expenditures related to the construction of the ARC facility and we generated $14.7 million, net of a rent deposit payment in the year ended March 31, 2018 from the sale and leaseback of this building.  We also invested $0.2 million and $0.1 million in the years ended March 31, 2018 and March 31, 2017, respectively, on new product licenses within our conventional reagent operations.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ, we expect our operating expenses during the year ended March 31, 2020 to be similar to those of the year ended March 31, 2019, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2019, we had available cash, cash equivalents and short-term investments of $94.8 million and $7.5 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our Secured Notes and related royalty rights agreements, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2019.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
12% Senior Secured Notes due 2023	$120,000	$—	$20,000	$75,000	$25,000
Interest on 12% Senior Secured Notes	61,800	14,400	28,200	17,700	1,500
Royalty rights agreements with note purchasers	74,447	—	2,325	14,731	57,391
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	6,300	—	6,300	—	—
Operating and capital leases	83,620	3,858	4,394	3,861	71,507
STRATEC Biomedical manufacturing agreement (2)	65,043	1,153	14,408	31,122	18,360
Other	14,131	13,482	649	—	—
Total contractual obligations	$440,341	$32,893	$91,276	$142,414	$173,758

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2021, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period. The total purchase obligation under this agreement is $65.0 million (€58.0 million) using March 31, 2019 exchange rates.

On May 15, 2019, we issued an additional $25 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes.  The table above does not reflect the obligations under such additional Secured Notes and additional royalty rights agreements.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of delivery at an amount based on the transaction price. Customers have no right of return except in the case of damaged goods and the Company has not experienced any significant returns of its products.

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices.  In recent years, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that this will continue to be the case, the nature of the milestones has been such that they effectively represent completion of our performance obligations under a particular part of a development program. Should we fail to achieve these milestones we are not entitled under the terms of the development agreements to any compensation related to the work undertaken to date. As a result, we typically fully recognize milestone-related revenues as the contractual milestones are achieved.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2019, 2018 or 2017.

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

Defined benefit pension obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plans under Accounting Standards Codification, or ASC, 715 Compensation – Retirement Benefits.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the financial statements included in this Annual Report.

Royalty liability

The royalty rights agreements entered into in connection with the issue of the Secured Notes are treated as sales of future revenues that meet the requirements of ASC Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the Secured Notes.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Recent Accounting Pronouncements

Refer to Note 1 to our accompanying audited financial statements included elsewhere in this report for a discussion of recently issued accounting pronouncements.

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

Cash, cash equivalents and cash reserve account. At March 31, 2019, we had cash and cash equivalents of $94.8 million and we also held $7.5 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior Secured Notes. At March 31, 2019, we had term debt of $120.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and the U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2019, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.8 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2019, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.2 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.2 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2019, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to approximately $27.0 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2020 is $4.5 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $1.1 million in the year ending March 31, 2020 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2020. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $1.1 million over the same period.

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

Index to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quotient Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Limited (the Company) as of March 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Belfast, United Kingdom

May 29, 2019

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,096	$20,165
Short-term investments	90,729	5,669
Trade accounts receivable, net	3,348	2,862
Inventories	15,551	16,278
Prepaid expenses and other current assets	3,202	7,065
Total current assets	116,926	52,039
Restricted cash	7,507	5,040
Property and equipment, net	47,293	60,156
Intangible assets, net	751	914
Deferred income taxes	605	649
Other non-current assets	4,688	5,043
Total assets	$177,770	$123,841
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,936	$5,441
Accrued compensation and benefits	6,149	5,312
Accrued expenses and other current liabilities	12,458	15,340
Current portion of deferred lease rental benefit	435	443
Current portion of capital lease obligation	471	515
Total current liabilities	25,449	27,051
Long-term debt, less current portion	121,855	85,063
Deferred lease rental benefit, less current portion	1,144	443
Capital lease obligation, less current portion	865	1,422
Defined benefit pension plan obligation	7,368	6,168
7% Cumulative redeemable preference shares	19,375	18,325
Total liabilities	176,056	138,472
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 65,900,447 and 45,646,424 issued and outstanding at March 31, 2019 and March 31, 2018 respectively	368,958	253,934
Additional paid in capital	28,665	23,708
Accumulated other comprehensive loss	(14,884)	(16,634)
Accumulated deficit	(381,025)	(275,639)
Total shareholders' equity (deficit)	1,714	(14,631)
Total liabilities and shareholders' equity (deficit)	$177,770	$123,841

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2019	2018	2017
Revenue:
Product sales	$28,665	$23,913	$20,127
Other revenues	469	819	2,100
Total revenue	29,134	24,732	22,227
Cost of revenue	(17,230)	(10,471)	(10,844)
Gross profit	11,904	14,261	11,383
Operating expenses:
Sales and marketing	(8,637)	(7,347)	(5,660)
Research and development, net of government grants	(50,677)	(51,202)	(57,064)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,957)	(4,156)	(4,221)
Other general and administrative expenses	(26,588)	(21,544)	(18,497)
Total general and administrative expense	(31,545)	(25,700)	(22,718)
Total operating expense	(90,859)	(84,249)	(85,442)
Operating loss	(78,955)	(69,988)	(74,059)
Other income (expense):
Interest expense, net	(20,018)	(15,365)	(9,903)
Other, net	(6,369)	2,366	(1,107)
Other income (expense), net	(26,387)	(12,999)	(11,010)
Loss before income taxes	(105,342)	(82,987)	(85,069)
Provision for income taxes	(44)	649	—
Net loss	$(105,386)	$(82,338)	$(85,069)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(123)	$305	$(63)
Unrealized gain on short-term investments	796	6	19
Foreign currency gain (loss)	1,964	2,240	(6,215)
Provision for pension benefit obligation	(887)	107	(410)
Other comprehensive loss, net	1,750	2,658	(6,669)
Comprehensive loss	$(103,636)	$(79,680)	$(91,738)
Net loss available to ordinary shareholders - basic and diluted	$(105,386)	$(82,338)	$(85,069)
Loss per share - basic and diluted	$(1.92)	$(2.02)	$(3.02)
Weighted-average shares outstanding - basic and diluted	54,874,391	40,839,309	28,145,472

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2016	25,408,950	$155,914	$11,664	$(12,623)	$(108,232)	$46,723
Issue of shares, net of issue costs of $1,348	3,270,000	16,682	—	—	—	16,682
Exercise of pre-funded warrants	850,000	9	—	—	—	9
Issue of shares upon exercise of incentive share options and vesting of RSUs	38,748	12	—	—	—	12
Net loss	—	—	—	—	(85,069)	(85,069)
Change in the fair value of the effective portion of cash flow hedges	—	—	—	(63)	—	(63)
Change in unrealized gain on short-term investments	—	—	—	19	—	19
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	6,747	—	6,747
Retranslation of foreign entities	—	—	—	(12,962)	—	(12,962)
Provision for pension benefit obligation	—	—	—	(410)	—	(410)
Other comprehensive loss	—	—	—	(6,669)	—	(6,669)
Stock-based compensation	—	—	4,221	—	—	4,221
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of shares, net of issue costs of $680	15,914,683	81,206	—	—	—	81,206
Issue of shares upon exercise of incentive share options and vesting of RSUs	164,043	111	—	—	—	111
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(82,338)	(82,338)
Change in the fair value of the effective portion of cash flow hedges	—	—	—	305	—	305
Change in unrealized gain on short-term investments	—	—	—	6	—	6
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(9,105)	—	(9,105)
Retranslation of foreign entities	—	—	—	11,345	—	11,345
Provision for pension benefit obligation	—	—	—	107	—	107
Other comprehensive loss	—	—	—	2,658	—	2,658
Stock-based compensation	—	—	4,156	—	—	4,156
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares, net of issue costs of $4,502	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUs	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(105,386)	(105,386)
Change in the fair value of the effective portion of cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain on short-term investments	—	—	—	796	—	796
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities	—	—	—	(3,110)	—	(3,110)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss	—	—	—	1,750	—	1,750
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net loss	$(105,386)	$(82,338)	$(85,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	12,767	10,405	9,461
Share-based compensation	4,957	4,156	4,221
Amortization of lease incentive	372	(435)	(428)
Swiss pension obligation	575	659	616
Amortization of deferred debt issue costs and fee paid to noteholders	5,908	4,359	6,774
Accrued preference share dividends	1,050	1,050	1,050
Deferred income taxes	44	(649)	—
Net change in assets and liabilities:
Trade accounts receivable, net	(637)	(87)	(584)
Inventories	(93)	(1,741)	(1,766)
Accounts payable and accrued liabilities	370	(3,310)	9,960
Accrued compensation and benefits	1,121	1,596	778
Other assets	3,297	(2,083)	(1,213)
Net cash used in operating activities	(75,655)	(68,418)	(56,200)
INVESTING ACTIVITIES:
Increase in short-term investments	(119,000)	(78,000)	(30,009)
Realization of short-term investments	34,735	88,395	13,971
Purchase of property and equipment	(4,791)	(21,604)	(20,155)
Sale of property and equipment	—	19,741	—
Payment of rent deposit	—	(5,043)	—
Purchase of intangible assets	(3)	(150)	(71)
Net cash from (used in) investing activities	(89,059)	3,339	(36,264)
FINANCING ACTIVITIES:
Repayment of finance leases	(486)	(1,692)	(141)
Proceeds from drawdown of new debt	36,000	—	84,000
Repayment of debt	—	—	(33,450)
Debt issuance costs	(1,216)	—	(5,530)
Fees paid to noteholders	(3,900)	—	—
Proceeds from issuance of ordinary shares and warrants	115,024	84,984	16,703
Net cash generated from financing activities	145,422	83,292	61,582
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	5,690	(2,802)	(3,424)
Change in cash, cash equivalents and restricted cash	(13,602)	15,411	(34,306)
Beginning cash, cash equivalents and restricted cash	25,205	9,794	44,100
Ending cash, cash equivalents and restricted cash	$11,603	$25,205	$9,794
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$11,838	$10,144	$1,702
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,096	$20,165	$4,754
Restricted cash	7,507	5,040	$5,040
Total cash, cash equivalents and restricted cash	$11,603	$25,205	$9,794

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

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $381.0 million as of March 31, 2019. At March 31, 2019, the Company had available cash holdings and short-term investments of $94.8 million and, on May 15, 2019, the date of issuance of an additional $25 million of the Company's 12% Senior Secured Notes due 2024 (the "Secured Notes"), it received a further $22.6 million in available cash, net of expenses. The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

In the longer term, the Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances and the issuance of new equity or debt.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. All gains and losses realized from foreign currency transactions denominated in currencies other than the foreign subsidiary’s functional currency are included in foreign currency exchange gain (loss) as part of other income or expenses in the Consolidated Statements of Comprehensive Loss. Adjustments resulting from translating the financial statements of all foreign subsidiaries into U.S. dollars are reported as a separate component of accumulated other comprehensive loss and changes in shareholders’ equity (deficit). The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at rates approximating the weighted average rates during the period. The translation effects of inter-company loans designated as long term net investments in subsidiaries are included in accumulated other comprehensive loss.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and 2018, all cash and cash equivalents comprised cash balances held with the banks used by the Company and its subsidiaries. At March 31, 2019 and March 31, 2018, restricted cash comprised $7.2 million and $5.0 million, respectively, held in a cash reserve account pursuant to the indenture governing the Secured Notes and $307 at March 31, 2019 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2019 and 2018 was $52 and $93, respectively.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2019 and March 31, 2018.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2019 and March 31, 2018. This customer represented 55% and 51% of the accounts receivable balances, as of March 31, 2019 and March 31, 2018, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2019, 2018 and 2017. This customer represented 60%, 63% and 60% of total product sales for the fiscal years March 31, 2019, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of March 31, 2019 and 2018.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended March 31, 2019, 2018 and 2017, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2019, 2018 or 2017.

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

Revenue is also earned from the provision of development services to a small number of original equipment manufacturer (“OEM”) customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices.  In recent years, product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within the Company’s control. While there can be no assurance that this will continue to be the case, the milestones have been such that they effectively represent completion of our performance obligations under a particular part of a development program. Should we fail to achieve these milestones we would not be entitled under the terms of the development agreements to any compensation for the work undertaken to date. As a result, the milestone-related revenues have been recognized as the contractual milestones are achieved.

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2018, the Company recognized a milestone of $600 related to the receipt of FDA approval of certain rare antisera products and during the year ended March 31, 2019, the Company recognized a milestone of $450 related to the submission to the FDA of an application to cover use of the products on an Ortho automation platform.  The Company is entitled to receive further milestone payments totalling $1,050 related to FDA submissions and approvals of the use of the products on Ortho’s automation platforms. The Company expects these remaining milestones to be achieved in the next financial year.

In January 2015, the Company entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. Under the terms of this agreement, the Company is entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. The Company has concluded that as each of these milestones require significant levels of development work to be undertaken and there was no certainty at the start of the projects if or when the development work would be successful, these milestones are substantive and the revenue will be recognized when the milestones are achieved.

In the years ended March 31, 2019, 2018 and 2017 revenue recognized from performance obligations related to prior periods was not material and, at March 31, 2019, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Where modifications are made to vesting conditions, as happened during the year ended March 31, 2018 upon the retirement of Paul Cowan, the Company's former Chief Executive Officer, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that the modification to Mr. Cowan’s awards were type III in nature and accordingly the original compensation expense related to the awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned.

Share Warrants

As of March 31, 2019, the Company had one class of warrants to purchase ordinary shares outstanding which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment and subsequent increase of the Company’s then existing secured term loan facility.  None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

Rentals relating to operating leases are expensed over the life of the lease. Rental incentives and the gain on the sale and leaseback of the manufacturing facility near Edinburgh, Scotland completed in March 2018 are included within deferred lease rental benefit in the balance sheet and amortized over the life of the related lease.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted. This tax reform legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 35% to 21% effective on January 1, 2018. As a result, the Company revalued its U.S. deferred tax assets and liabilities at the 21% rate with effect from January 1, 2018.  This revaluation and also the other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements.

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

The royalty rights agreements entered into with subscribers to the October 14, 2016 and June 29, 2018 issuances of the Secured Notes are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

Adoption of New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. Under ASU 2014-09, a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property, identifying performance obligations and other technical corrections. The Company adopted ASU 2014-09 on April 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations, equity or cash flows as of the adoption date or for the year ended March 31, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18. ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within) using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 retrospectively as of April 1, 2018. The adoption of ASU 2016-18 resulted in restricted cash of $5,040 being included in the ending amounts of cash and cash equivalents for both the year ended March 31, 2018 and the year ended March 31, 2017 on the Company’s consolidated statement of cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases or ASU 2016-02. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet for all leases with lease terms greater than 12 months but recognize expenses in their income statements in a manner similar to current accounting standards. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt the new standard effective as of April 1, 2019.

In adopting this standard the Company expects to apply the package of practical expedients in ASU 2016-02 which allow an entity to not reassess whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases and the accounting for any initial direct costs on any expired or existing leases. The Company also expects to elect the additional transitional approach prescribed under ASU 2018-11 to allow the Company to apply the new standard from the date of adoption, rather than adjusting comparative periods, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has completed its review of the existing portfolio of leases. The Company does not expect any material impact on its consolidated statements of comprehensive loss but does expect to recognize approximately $18.9 million of right-of-use assets and associated lease liabilities of a similar amount to its consolidated balance sheet in respect of its existing operating lease arrangements.

In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20)” or ASU 2018-14. ASU 2018-14 removes the requirements to disclose the amounts in Accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and other disclosure requirements. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company continues to evaluate the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact.

Note 2. Intangible Assets

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,564	$(2,564)	$—	—
Brands associated with acquired cell lines	529	(153)	376	28.4 years
Product licenses	890	(515)	375	4.2 years
Other intangibles	167	(167)	—	—
Total	$4,150	$(3,399)	$751	16.3 years

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,758	$(2,758)	$—	—
Brands associated with acquired cell lines	569	(150)	419	29.5 years
Product licenses	954	(459)	495	5.2 years
Other intangibles	179	(179)	—	—
Total	$4,460	$(3,546)	$914	16.3 years

Amortization expense was $104, $94, and $73 in financial years 2019, 2018, and 2017, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2019, is estimated as follows:

2019	$102
2020	102
2021	102
2022	102
2023	57
Thereafter	286
Total	$751

Note 3. Debt

Long-term debt comprises:

	March 31, 2019	March 31, 2018
Total debt	$120,000	$84,000
Less current portion	—	—
Long-term debt	$120,000	$84,000
Deferred debt costs and royalty liability, net of amortization	1,855	1,063
	$121,855	$85,063

The Company’s debt at March 31, 2019 and March 31, 2018 comprises the 12% Senior Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120.0 million to up to $145.0 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. Furthermore, on January 15, 2019 the Company entered into purchase agreements pursuant to which the Company agreed to issue and certain purchasers agreed to purchase the additional $25 million of the Secured Notes (the "CE Marking Notes"). On May 15, 2019, the CE Marking Notes were issued.

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

The Company paid $7.2 million of the total proceeds of the October 2016 and June 2018 issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $2.2 million of which related to the second issuance. It paid a further $1.5 million into the cash reserve account in May 2019 in connection with the issuance of the CE Marking Notes.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, the Company will also pay an instalment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the October 2016 and June 2018 issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.0% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Further, in connection with the issuance of the CE Marking Notes in May 2019, the Company has also entered into royalty rights agreements, pursuant to which the Company has agreed to pay an additional 0.4% of such net sales. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $74.4 million at March 31, 2019 and $41.8 million at March 31, 2018, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and the royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

The outstanding debt at March 31, 2019 falls due for repayment as follows:

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,416	$—	$10,416
Short-term investments(2)	90,729	—	—	90,729
Total assets measured at fair value	$90,729	$10,416	$—	$101,145

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$9,616	$—	$9,616
Short-term investments(2)	5,669	—	—	5,669
Foreign currency forward contracts(3)	—	118	—	118
Total assets measured at fair value	$5,669	$9,734	$—	$15,403

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$64	$—	$64
Total liabilities measured at fair value	$—	$64	$—	$64

(1)	The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the Swiss Life collective investment fund.
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

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2019	March 31, 2018
Raw materials	$8,216	$10,024
Work in progress	4,959	4,226
Finished goods	2,376	2,028
Total inventories	$15,551	$16,278

Inventory at March 31, 2019 included $6,187 of raw materials, $2,311 of work in progress and $235 of finished goods related to the MosaiQ project. Inventory at March 31, 2018 included $8,441 of raw materials, $1,528 of work in progress, and $389 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2019	March 31, 2018
Plant and equipment	$51,327	$51,912
Leasehold improvements	32,047	34,611
Total property and equipment	83,374	86,523
Less: accumulated depreciation	(36,081)	(26,367)
Total property and equipment, net	$47,293	$60,156

Depreciation expenses were $12,663, $10,311,and $9,375 in financial years 2019, 2018 and 2017, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2019	March 31, 2018
Salary and related benefits	$638	$455
Accrued vacation	495	504
Accrued payroll taxes	1,316	1,353
Accrued incentive payments	3,700	3,000
Total accrued compensation and benefits	$6,149	$5,312

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	March 31, 2018
Accrued legal and professional fees	$405	$280
Accrued interest	6,628	4,612
Goods received not invoiced	1,337	1,272
Accrued capital expenditure	801	3,309
Other accrued expenses	3,287	5,867
Total accrued expenses and other current liabilities	$12,458	$15,340

At March 31, 2018, other accrued expenses included a value added tax liability of $2,905 related to the completion of the sale of the Company’s new conventional reagents manufacturing facility (the “ARC facility”) in March 2018. There was an offsetting value added tax recoverable balance within prepaid expenses and other current assets at March 31, 2018.  There were no equivalent amounts at March 31, 2019.

Note 6. Commitments and Contingencies

Lease commitments

The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2052. Some of the leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $4,950, $3,063 and $2,928 in financial years ended March 31, 2019, 2018 and 2017, respectively.

The following is a schedule by years of minimum future rentals on non-cancelable operating leases as of March 31, 2019:

2020	$3,387
2021	1,861
2022	1,858
2023	1,830
2024	1,841
Thereafter	71,507
Total minimum future lease payments	$82,284

Sale-leaseback transaction

During the year ended March 31, 2018, the Company completed a sale-leaseback transaction and sold the ARC facility, but retained a leasehold interest as tenant of the property.  The transaction resulted in net cash proceeds of $19,741 and a gain of $373 which has been deferred and recorded within accrued liabilities on the Consolidated Balance Sheet and will be amortized on a straight-line basis over the lease term as a reduction of the rental expense in the consolidated statements of comprehensive loss.  Additionally, the lease required the Company to provide a rental deposit of £3,600 which amounted to $4,688 at March 31, 2019 and $5,043 at March 31, 2018 which is included within other non-current assets in the Consolidated Balance Sheet.

The Company evaluated the transaction in accordance with ASC 840, Leases, considering the requirements for sale-leaseback treatment, including the transfer of all risks of ownership to the purchaser and whether the Company has any continuing involvement in the leased property. The Company also evaluated the property lease in accordance with ASC 840 and concluded that the lease of the property was an operating lease.  Refer to Lease commitments above for the future minimum lease payments associated with all the Company’s operating leases. In connection with this transaction, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at March 31, 2019, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

The Company has entered into capital leases for the purchase of equipment that has a gross cost and net book value of $2,781 and $2,137, respectively as of March 31, 2019 and $3,130 and $2,810, respectively as of March 31, 2018. The following is a schedule of future annual repayments on capital leases as of March 31, 2019:

2020	$471
2021	369
2022	306
2023	190
2024	—
Thereafter	—
Total minimum future lease payments	$1,336

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2019:

2020	$14,635
2021	4,519
2022	10,538
2023	11,691
2024	19,431
Thereafter	18,360
Total minimum future purchase obligations	$79,174

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.3520 in each calendar month through June 2019, three contracts to sell $500 in each calendar month from July 2019 through September 2019 at £1:$1.3000 and three contracts to sell $500 in each calendar month from October 2019 through December 2019 at £1:$1.3180 as hedges of its U.S. dollar denominated revenues. The fair values of these contracts, and similar contracts in place at March 31, 2018, amounted to an asset of $118 at March 31, 2018 and liabilities of $70 and $64 at March 31, 2019 and March 31, 2018, respectively.

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s cash flows will be measured. There were no gains or losses during the years ended March 31, 2019, March 31, 2018 or March 31, 2017 associated with ineffectiveness or forecasted transactions that failed to occur.

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

The following table represents revenue attributed to countries based on the location of the customer:

	2019	2018	2017
Revenue:
United States	$14,754	$12,917	$11,432
France	6,501	5,608	4,733
Japan	3,846	3,335	3,141
Other foreign countries (1)	4,033	2,872	2,921
	$29,134	$24,732	$22,227

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2019	March 31, 2018
Long-lived assets:
United Kingdom	$19,924	$24,141
Switzerland	27,366	36,009
United States	3	6
	$47,293	$60,156

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the year ended March 31, 2019, there was a loss of $5,410 and in the years ended March 31, 2018 and March 31, 2017, the respective amounts were gains of $2,366 and $2,853 .

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2019	March 31, 2018	Par value
Ordinary shares	65,900,447	45,646,424	$—
Total	65,900,447	45,646,424	$—

In the time period between March 31, 2018 and July 31, 2018, 8,414,683 warrants that were previously issued in connection with the Company’s October 2017 private placement of ordinary shares were exercised for 8,414,683 ordinary shares at $5.80 per share, which generated $48.8 million of proceeds. On August 3, 2018, the Company entered into two subscription agreements with Franz Walt, the Company’s Chief Executive Officer, and with Heino von Prondzynski, the Company’s Chairman, pursuant to which the Company issued a combined total of 55,000 ordinary shares at a price of $7.54 per share for aggregate proceeds of $0.4 million. On December 11, 2018, the Company completed a public offering of 10,615,385 newly issued ordinary shares at a price of $6.50 per share which raised $69.0 million of gross proceeds before underwriting discounts and other offering expenses.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
7% Cumulative Redeemable Preference shares	666,665	666,665	$29.06	$27.50
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the sixth anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the Consolidated Balance Sheet.

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), including multi-year performance based restricted share units (“MRSUs”), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $4,957 in the year ended March 31, 2019, $4,156 in the year ended March 31, 2018 and $4,221 in the year ended March 31, 2017.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016 and by a further 550,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 31, 2018. The plan provides for the issuance of share options, restricted shares, RSUs (including MRSUs) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2019. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2016	1,589,938	$7.86	96
Granted	419,682	9.12	120
Exercised	(8,483)	1.44	—
Forfeited	(52,220)	12.50	—
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	406,480	6.93	120
Exercised	(36,240)	3.07	—
Forfeited	(222,874)	9.16	—
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	189,552	6.59	120
Exercised	(253,066)	5.14	—
Forfeited	(96,372)	12.69	—
Outstanding — March 31, 2019	1,936,397	$7.77	78
Exercisable — March 31, 2019	1,410,178	$8.02	69

The following table summarizes the options granted in the year ended March 31, 2019 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2018	30,000	$4.71	$4.71	$2.99
October 31, 2018	43,680	$6.41	$6.41	$4.02
October 31, 2018	45,872	$6.54	$6.41	$4.00
October 31, 2018	70,000	$7.54	$6.41	$3.81

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2019, March 31, 2018 and March 31, 2017 amounted to $676, $1,718 and $1,379, respectively.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2019	2018	2017
Risk-free interest rate	3.08%	2.34%	1.98%
Expected lives (years)	6	6	3
Volatility	67.19%	66.03%	62.93%
Dividend yield	—	—	—
Grant date fair value (per share)	$6.14	$6.93	$9.12
Number granted	189,552	406,480	419,682

RSU and MRSU Activity

A summary of the RSUs and MRSUs in issue at March 31, 2019 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	632,709	11	N/A
RSUs subject to milestone based vesting	227,980	N/A	N/A
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At March 31, 2019, 632,709 RSUs were subject to time based vesting and the weighted average remaining vesting period was 11 months.  In addition, 227,980 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ and 106,000 MRSUs were outstanding, which will vest if the volume weighted average price of the Company’s ordinary shares exceeds $22 for a continuous 20 day period between April 1, 2019 and December 31, 2019.

The fair value of the Company’s ordinary shares was $9.01 per share on March 31, 2019.

As of March 31, 2019, total compensation cost related to share options and RSUs granted but not yet recognized was $4,333 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 10 months and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

No provision has been made for current income taxes in any period. The statutory standard corporate income tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the United States, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. All these entities have trading losses available to shelter any taxable profits and accordingly, no current income taxes liabilities have been provided for. In the year ended March 31, 2018, as a result of improvements in the profitability of a subsidiary, the valuation allowances held against the deferred tax assets in that subsidiary, which principally comprised of trading losses, have been reduced resulting in the recognition of deferred tax assets of $649. Utilization of the trading losses against the profits of the subsidiary in the year ended March 31, 2019, resulted in a reduction in the deferred tax assets of $44 with a corresponding provision for income taxes of the same amount.

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2019	2018	2017
Income tax expense at statutory rate	$—	$—	$—
Foreign tax rate differential	5,287	4,841	1,823
(Increase) decrease in valuation allowance against deferred tax assets	(5,331)	(4,192)	(1,823)
Provision for income tax	$(44)	$649	$—

Significant components of deferred tax assets are as follows:

	March 31, 2019	March 31, 2018
Provisions and reserves	$1,442	$1,327
Fixed assets basis difference	$34	$—
Net operating loss carry forwards	17,330	12,476
Gross deferred tax assets	$18,806	$13,803
Fixed assets basis difference	$—	$(284)
Gross deferred tax liabilities	$—	$(284)
Net deferred tax asset	$18,806	$13,519
Valuation allowance	(18,201)	(12,870)
Total	$605	$649

The balance sheet classification of net deferred tax assets is as follows:

	March 31, 2019	March 31, 2018
Net noncurrent deferred tax assets	$605	$649
Total	$605	$649

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

As of March 31, 2019, the Company has net operating loss carry forwards of approximately $195,003 and $107 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $15,911 will expire between 2022 and 2027 and losses with a tax effect of $380 will expire in 2037. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

The Company has evaluated its tax positions in all jurisdictions at each year end and has concluded that there are no material uncertain tax positions.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2018 and there are no ongoing tax examinations in any jurisdiction.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2019, 2018 and 2017 amounted to $750, $1,197 and $742, respectively.

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

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under ASC 715 Compensation – Retirement Benefits. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2019 and 2018, the accumulated pension obligation amounted to $17,784 and $15,784, respectively, as compared with plan assets of $10,416 and $9,616, respectively. Therefore, the net funded status was an obligation of $7,368 and $6,168, as of March 31, 2019 and March 31, 2018 respectively, which were recorded as liabilities on the consolidated balance sheets.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2019	March 31, 2018
Pension benefit obligation, beginning of year	$15,784	$13,318
Service cost	1,574	1,601
Contributions paid by plan participants	1,438	2,627
Interest cost	153	110
Benefits paid	(1,462)	(2,601)
Plan amendment	(100)	—
Actuarial loss	1,097	32
Foreign currency translation	(700)	697
Pension benefit obligation, end of year	$17,784	$15,784

	Year ended
	March 31, 2019	March 31, 2018
Fair value of plan assets, beginning of year	$9,616	$7,981
Actual return on plan assets	89	78
Contributions paid by employer	1,156	1,110
Contributions paid by plan participants	1,438	2,627
Benefits paid	(1,462)	(2,601)
Foreign currency translation	(421)	421
Fair value of plan assets, end of year	$10,416	$9,616

Contributions paid by plan participants include $749 and $1,958 of payments into the scheme on new employees joining in the years ended March 31, 2019 and March 31, 2018, respectively.

	Year ended
	March 31, 2019	March 31, 2018
Pension benefit obligation, end of year	$17,784	$15,784
Fair value of plan assets, end of year	10,416	9,616
Net funding obligation, end of year	$7,368	$6,168

The assumptions used to determine the pension benefit obligation at the end of each financial year are:

	March 31, 2019	March 31, 2018	March 31, 2017
Price inflation	1.00%	1.00%	1.00%
Discount rate	0.70%	1.00%	0.80%
Expected return on plan assets	1.20%	1.40%	1.40%
Average rate of salary increase	1.00%	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by Swiss Life under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with Swiss Life. The discount rate is based on bond yields at March 31, 2019 and March 31, 2018 on the Swiss bond market over a fifteen to twenty-five year period.

The net pension costs for the year are based on the assumptions adopted at the start of each financial year and comprise:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Employer service cost	$1,574	$1,601	$1,353
Interest cost	153	110	39
Expected return on plan assets	(131)	(115)	(61)
Amortization of prior service credit	(14)	(14)	(14)
Amortization of net loss	154	188	186
Net pension cost	$1,736	$1,770	$1,503

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Net actuarial loss	$1,027	$67	$582
Amortization of prior service credit	14	14	14
Amortization of net loss	(154)	(188)	(186)
	$887	$(107)	$410

The cumulative amounts recognized in other comprehensive income were $5,692 and $4,805 at March 31, 2019 and March 31, 2018 respectively. This represented a net loss of $5,902 and $5,029 at March 31, 2019 and March 31, 2018 respectively and a prior service credit of $210 and $224 at March 31, 2019 and March 31, 2018 respectively.

The following benefit payments are expected to be paid in the following periods:

2020	$979
2021	$916
2022	$861
2023	$814
2024	$773
2025 to 2030	$3,553

Expected annual employer contributions to the plan in the year ending March 31, 2020 amount to $1,208.

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

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses:

	Year ended March 31,
	2019	2018	2017
Numerator:
Net loss	$(105,386)	$(82,338)	$(85,069)
Net loss available to ordinary shareholders - basic and diluted	$(105,386)	$(82,338)	$(85,069)
Denominator:
Weighted-average shares outstanding - basic and diluted	54,874,391	40,839,309	28,145,472
Loss per share - basic and diluted	$(1.92)	$(2.02)	$(3.02)

The following sets out the numbers of the options, RSUs (including MRSUs) and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2019, March 31, 2018 and March 31, 2017, as their inclusion would have been anti-dilutive.

	March 31, 2019	March 31, 2018	March 31, 2017
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,936,397	2,096,283	1,948,917
Restricted share units awarded, including the multi-year performance related restricted share units	966,689	773,379	843,608
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	—	8,414,683	—
Ordinary shares issuable on exercise of warrants at $0.01 per share	—	550,000	—
	3,078,611	12,009,870	2,968,050

Note 13. Subsequent Events

On April 30, 2019, the Company was notified that the CE Mark of its initial MosaiQ IH Microarray had been granted. On May 15, 2019, the CE Marking Notes were issued. The Company received $24.1 million of net proceeds after paying debt issue expenses and deposited $1.5 million into the cash reserve account under the terms of the indenture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework (2013). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as a result of an exemption provided to emerging growth companies under the JOBS Act.

(c) Changes in internal control over financial reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation of Previously Reported Material Weakness

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2018, management identified a material weakness in the design of our internal control over the deferred income tax accounting for complex, non-routine transactions. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management concluded at March 31, 2018 that we did not have adequate supervision and review controls over the advice provided by third party tax advisers, including the accounting for the related deferred income taxes. This material weakness resulted in a misstatement which was corrected by post-close adjustments to deferred tax prior to the issuance of the consolidated financial statements for the year ended March 31, 2018. As a result, management concluded that, as of March 31, 2018, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by COSO.

During the fiscal year ended March 31, 2019, we remediated the material weakness in our internal control over financial reporting described above. In order to remediate the material weakness, we obtained further tax advice on the transaction that resulted in the material weakness being identified at March 31, 2018 and we introduced specific management review control procedures related to the provision of tax advice and the related accounting treatment under US GAAP of complex non-routine transactions.

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified has been remediated as of March 31, 2019.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2019.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 64 through 89 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

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
10.3

Service Agreement, dated August 14, 2012, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Roland Boyd (Filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.4

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.5

Amendment to employment agreement between Quotient Limited and Christopher Lindop dated April 5, 2018 (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 7, 2018 and incorporated herein by reference)

10.6

Amendment to employment agreement between Quotient Limited and Christopher Lindop, dated as of September 19, 2018, (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 6, 2018 and incorporated herein by reference)

10.7

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.8

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.9	Form of Indemnification Agreement (Filed as Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.10	2012 Option Plan (Filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.11

Quotient Limited 2014 Stock Incentive Plan (as adopted on March 31, 2014 and amended and restated on October 28, 2016 and further amended and restated on October 31, 2018) (incorporated by reference to Exhibit A to Amendment No. 1 to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 31, 2018)

10.12†

TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.13†

STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.14

Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.15

Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 to Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.16	Form of Option Award Agreement (Filed as Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.17

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.18

Subscription Agreement, dated November 25, 2014, by and among Quotient Limited and the Subscribers named therein. (Filed as Exhibit 10.2 to our Current Report on Form 8-K on November 26, 2014 and incorporated herein by reference)

10.19

Subscription Agreement, dated January 29, 2015, between Quotient Limited and Ortho-Clinical Diagnostics Finco S.Á.R.L. (Filed as Exhibit 10.1 to our Current Report on Form 8-K on January 29, 2015 and incorporated herein by reference)

10.20†

Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc. (Filed as Exhibit 10.34 to our Annual Report on Form 10-K on June 1, 2015 and incorporated herein by reference)

10.21†

First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.38 to our Annual Report on Form 10-K on May 31, 2016 and incorporated herein by reference)

10.22	Form of Purchase Agreement, dated as of October 14, 2016 (filed as exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.23	Form of Royalty Rights Agreement, dated as of October 14, 2016 (filed as exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.24

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.25

Subscription Agreement dated February 9, 2017 between Quotient Limited and Christopher J. Lindop (filed as Exhibit 10.1 to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.26

Form of Change of Control Agreement dated as of August 7, 2017 between the Company and the following executive officers: Christopher Lindop, Edward Farrell, Jeremy Stackawitz and Roland Boyd (filed as Exhibit 10.1 to our report on Form 8-K filed on August 10, 2017 and incorporated herein by reference)

10.27

Form of Subscription Agreement, dated October 24, 2017 by an among Quotient Limited and the Subscribers named therein (filed as Exhibit 10.1 to our report on Form 8-K filed on October 25, 2017 and incorporated herein by reference)

10.28

Lease Agreement, dated July 14, 2017, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.1 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.29

Minute of Variation of Lease, dated March 23, 2018, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.2 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.30

Guarantee Agreement, dated March 23, 2018, by Quotient Limited and Quotient Suisse SA in favor of Roslin Assets Limited (filed as Exhibit 10.3 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.31

Disposition Agreement, dated March 23, 2018, by Quotient Biocampus Limited in favor of Roslin Assets Limited (filed as Exhibit 10.4 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.32

Rent Deposit Agreement, dated March 23, 2018, by and between Alba Bioscience Limited and Roslin Assets Limited (filed as Exhibit 10.5 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.33

Principal Offer, dated February 20, 2018, by Quotient Biocampus Limited and Roslin Assets Limited (filed as Exhibit 10.45 to our Annual Report on form 10-K filed on May 30, 2018 and incorporated herein by reference)

10.34

Part Time Employment Agreement, dated as of April, 2018, by and between Quotient Limited and Franz Walt (filed as Exhibit 10.1 to our report on Form 8-K filed on April 5, 2018 and incorporated herein by reference)

10.35

Separation Agreement, dated as of May 7, 2018, by and among Quotient Limited, D. J. Paul Cowan and Deidre Cowan (filed as Exhibit 10.1 to our report on Form 8-K filed May 11, 2018 and incorporated herein by reference)

10.36	Form of Royalty Right Agreement dated as of June 29, 2018 (filed as exhibit 10.1 to our Form 8-K filed on June 29, 2018 and incorporated herein by reference)

10.37	Form of Amendment to Royalty Right Agreement, dated as of June 29, 2018 (filed as exhibit 10.3 to our Quarterly Report on Form 10-Q on August 7, 2018)

10.38	Subscription agreement dated as of August 3, 2018 by and between Quotient Limited and Franz Walt (filed as exhibit 10.1 to our Form 8-K filed on August 8, 2018 and incorporated herein by reference)

10.39

Subscription agreement dated as of August 3, 2018 by and between Quotient Limited and Heino von Prondzynski (filed as exhibit 10.2 to our Form 8-K filed on August 8, 2018 and incorporated herein by reference)

10.40

Supply Agreement between Alba Bioscience Limited and Ortho-Clinical Diagnostics, Inc. entered into on December 17, 2018 (filed as exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 2, 2019 and incorporated herein by reference)

10.41	Form of Royalty Right Agreements, dated as of December 18, 2018 (filed as exhibit 10.1 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.42	Form of Purchase Agreement, dated as of January 15, 2019 (filed as exhibit 10.1 to our report on Form 8-K filed on January 16, 2019 and incorporated herein by reference)

10.43†

Second Amendment to TTP Intellectual Property Rights Agreement, dated as of April 24, 2017, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as exhibit 99.2 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.44†

First Amendment to STRATEC Supply and Manufacturing Agreement, dated as of December 19, 2016, between STRATEC Biomedical AG and QBD (QS IP) Limited (filed as exhibit 99.3 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101#

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Eysins, Switzerland on May 29, 2019

QUOTIENT LIMITED

By:	/s/ Franz Walt
Franz Walt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Franz Walt	Chief Executive Officer (Principal Executive Officer)	May 29, 2019
Franz Walt

/s/ Christopher Lindop	Chief Financial Officer (Principal Financial Officer)	May 29, 2019
Christopher Lindop

/s/ Roland Boyd	Group Financial Controller and Treasurer (Principal Accounting Officer)	May 29, 2019
Roland Boyd

/s/ Heino von Prondzynski	Chairman of the Board of Directors	May 29, 2019
Heino von Prondzynski

/s/ Thomas Bologna	Director	May 29, 2019
Thomas Bologna

/s/ Frederick Hallsworth	Director	May 29, 2019
Frederick Hallsworth

/s/ Brian McDonough	Director	May 29, 2019
Brian McDonough

/s/ Sarah O’Connor	Director	May 29, 2019
Sarah O’Connor

/s/ Zubeen Shroff	Director	May 29, 2019
Zubeen Shroff

/s/ John Wilkerson	Director	May 29, 2019
John Wilkerson

/s/ Jeremy Stackawitz	Authorized Representative in the United States	May 29, 2019
Jeremy Stackawitz