Form 10-K/A
period 2019-03-31
Quotient Ltd
filed 2019-06-14
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE - AMENDMENT

Quotient Limited (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 29, 2019 (the “Original Filing”), for the sole purpose of filing Exhibit 4.12, the Description of Share Capital.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

Item 15.	Exhibits and Financial Schedules

(a)(1)	No financial statements are filed with this Amendment No. 1 to the Company’s Annual Report on Form 10-K.

(a)(2)	No financial statement schedules are filed with this Amendment No. 1 to the Company’s Annual Report on Form 10-K.

(a)(3)	The Exhibit Index from the Original Form 10-K is incorporated herein by reference.

(b)	The following exhibits are filed with this Amendment No. 1 to the Company’s Annual Report on Form 10-K:

4.12 Description of Share Capital

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS

Exhibit No.	Description

4.12*	Description of Share Capital

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT LIMITED

June 14, 2019	By:	/s/ Franz Walt
Franz Walt,
Chief Executive Officer
(Principal Executive Officer)