Form 10-Q
period 2019-06-30
Quotient Ltd
filed 2019-08-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

B1, Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

011-41-22-716-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, nil par value	QTNT	The Nasdaq Global Market

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

As of August 2, 2019, there were 66,269,401 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to extend the lease of our manufacturing facility located in Eysins, Switzerland
•

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next twelve months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at www.quotientbd.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Quarterly Report on Form 10-Q or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,528	$4,096
Short-term investments	84,151	90,729
Trade accounts receivable, net	4,724	3,348
Inventories	16,712	15,551
Prepaid expenses and other current assets	3,326	3,202
Total current assets	115,441	116,926
Restricted cash	9,016	7,507
Property and equipment, net	45,506	47,293
Operating lease right-of-use assets	17,615	—
Intangible assets, net	707	751
Deferred income taxes	592	605
Other non-current assets	4,568	4,688
Total assets	$193,445	$177,770
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,342	$5,936
Accrued compensation and benefits	4,372	6,149
Accrued expenses and other current liabilities	9,441	12,458
Current portion of operating lease liability	2,723	—
Current portion of deferred lease rental benefit	—	435
Current portion of finance lease obligation	457	471
Total current liabilities	22,335	25,449
Long-term debt, less current portion	148,088	121,855
Operating lease liability, less current portion	16,176	—
Deferred lease rental benefit, less current portion	—	1,144
Finance lease obligation, less current portion	753	865
Defined benefit pension plan obligation	7,647	7,368
7% Cumulative redeemable preference shares	19,638	19,375
Total liabilities	214,637	176,056
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 66,212,893 and 65,900,447 issued and outstanding at June 30, 2019 and March 31, 2019 respectively	369,021	368,958
Additional paid in capital	29,843	28,665
Accumulated other comprehensive loss	(15,823)	(14,884)
Accumulated deficit	(404,233)	(381,025)
Total shareholders' equity (deficit)	(21,192)	1,714
Total liabilities and shareholders' equity (deficit)	$193,445	$177,770

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2019	2018
Revenue:
Product sales	$8,169	$7,864
Other revenues	—	19
Total revenue	8,169	7,883
Cost of revenue	(4,563)	(4,065)
Gross profit	3,606	3,818
Operating expenses:
Sales and marketing	(2,580)	(2,281)
Research and development, net of government grants	(11,653)	(12,570)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,178)	(1,347)
Other general and administrative expenses	(6,619)	(6,158)
Total general and administrative expense	(7,797)	(7,505)
Total operating expense	(22,030)	(22,356)
Operating loss	(18,424)	(18,538)
Other income (expense):
Interest expense, net	(6,086)	(3,116)
Other, net	952	(3,512)
Other expense, net	(5,134)	(6,628)
Loss before income taxes	(23,558)	(25,166)
Provision for income taxes	(13)	(11)
Net loss	$(23,571)	$(25,177)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(120)	$(332)
Change in unrealized gain on short-term investments	147	26
Foreign currency gain (loss)	(1,014)	357
Provision for pension benefit obligation	48	36
Other comprehensive income (loss), net	(939)	87
Comprehensive loss	$(24,510)	$(25,090)
Net loss available to ordinary shareholders - basic and diluted	$(23,571)	$(25,177)
Loss per share - basic and diluted	$(0.36)	$(0.55)
Weighted-average shares outstanding - basic and diluted	66,078,290	45,796,533

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares upon exercise of incentive share options and vesting of RSUs	312,446	63	—	—	—	63
Net loss	—	—	—	—	(23,571)	(23,571)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(120)	—	(120)
Change in unrealized gain on short-term investments	—	—	—	147	—	147
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	8,288	—	8,288
Retranslation of foreign entities	—	—	—	(9,302)	—	(9,302)
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	(939)	—	(939)
Stock-based compensation	—	—	1,178	—	—	1,178
Cumulative effect of accounting changes	—	—	—	—	363	363
June 30, 2019	66,212,893	$369,021	$29,843	$(15,823)	$(404,233)	$(21,192)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	(Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares upon exercise of warrants	375,000	2,175	—	—	—	2,175
Issue of shares upon exercise of incentive share options and vesting of RSUs	43,277	20	—	—	—	20
Net loss	—	—	—	—	(25,177)	(25,177)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(332)	—	(332)
Change in unrealized gain on short-term investments	—	—	—	26	—	26
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	3,629	—	3,629
Retranslation of foreign entities	—	—	—	(3,272)	—	(3,272)
Provision for pension benefit obligation	—	—	—	36	—	36
Other comprehensive loss	—	—	—	87	—	87
Stock-based compensation	—	—	1,347	—	—	1,347
June 30, 2018	46,064,701	$256,129	$25,055	$(16,547)	$(300,816)	$(36,179)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(23,571)	$(25,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,038	3,333
Share-based compensation	1,178	1,347
Amortization of lease incentive	(109)	(108)
Swiss pension obligation	183	155
Amortization of deferred debt issue costs	2,107	291
Accrued preference share dividends	263	263
Deferred income taxes	13	11
Net change in assets and liabilities:
Trade accounts receivable, net	(1,439)	(141)
Inventories	(1,160)	(28)
Accounts payable and accrued liabilities	(3,713)	(5,401)
Accrued compensation and benefits	(1,699)	1,057
Other assets	(145)	3,280
Net cash used in operating activities	(25,054)	(21,118)
INVESTING ACTIVITIES:
Increase in short-term investments	(15,000)	—
Realization of short-term investments	21,724	—
Purchase of property and equipment	(1,138)	(1,428)
Net cash generated from (used in) investing activities	5,586	(1,428)
FINANCING ACTIVITIES:
Repayment of finance leases	(94)	(116)
Proceeds from drawdown of new debt	25,000	36,000
Debt issuance costs and fees paid to noteholders	(874)	(1,213)
Proceeds from issuance of ordinary shares and warrants	63	2,195
Net cash generated from financing activities	24,095	36,866
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(686)	3,304
Change in cash, cash equivalents and restricted cash	3,941	17,624
Beginning cash, cash equivalents and restricted cash	11,603	25,205
Ending cash, cash equivalents and restricted cash	$15,544	$42,829
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$7,221	$5,069
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,528	$35,629
Restricted cash	9,016	7,200
Total cash, cash equivalents and restricted cash	$15,544	$42,829

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2020 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $404.2 million as of June 30, 2019. At June 30, 2019 the Company had available cash holdings and short-term investments of $90.7 million. The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

In the longer term, the Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from the use of existing available cash and short-term investment balances and the issuance of new equity or debt.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8.7 million and $7.2 million at June 30, 2019 and March 31, 2019, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $316 and $307 at June 30, 2019 and March 31, 2019, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of June 30, 2019 and at March 31, 2019. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2019 and March 31, 2019. This customer represented 70% and 55% of the accounts receivable balances as of June 30, 2019 and March 31, 2019, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2019 and June 30, 2018. This customer represented 58% of total product sales for the quarter ended June 30, 2019 and 59% for the quarter ended June 30, 2018.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of June 30, 2019 and March 31, 2019.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

•	Plant, machinery and equipment—4 to 20 years;
•	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2019 or June 30, 2018.

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

Revenue is also earned from the provision of development services to a small number of original equipment manufacturer (“OEM”) customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices.  In recent years, product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within the Company’s control. While there can be no assurance that this will continue to be the case, the milestones have been such that they effectively represent completion of the Company’s performance obligations under a particular part of a development program. Should the Company fail to achieve these milestones the Company would not be entitled under the terms of the development agreements to any compensation for the work undertaken to date. As a result, the milestone-related revenues have been recognized as the contractual milestones are achieved.

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2019, the Company recognized a milestone of $450 related to the submission to the FDA of an application to cover use of the products on an Ortho automation platform. The Company is entitled to receive further milestone payments totaling $1,050 related to FDA submissions and approvals of the use of the products on Ortho’s automation platforms. The Company expects these remaining milestones to be achieved in the financial year ending March 31, 2020.

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

In the quarter ended June 30, 2019, revenue recognized from performance obligations related to prior periods was not material and, at June 30, 2019, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Share Warrants

As of June 30, 2019, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on April 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. The Company also reviews the terms of the lease in accordance with ASU 2016-02 in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less.

For finance leases, an asset is included within property and equipment and a lease liability equal to the present value of the minimum lease payments is included in current or long-term liabilities.  Interest expense is recorded over the life of the lease at a constant rate.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The operating lease right-of-use assets also include any lease payments made prior to the commencement date and any initial direct costs incurred, less any lease incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate is determined at lease commencement, or as of April 1, 2019 for operating leases existing upon adoption of ASU 2016-02. The incremental borrowing rate is subsequently reassessed upon modification to the lease arrangement. Operating lease expense is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Although separation of lease and non-lease components is required, certain practical expedients are available. In particular, entities may elect a practical expedient to not separate lease and non-lease components and instead account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating lease right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

The finance lease assets and operating lease right-of-use assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of June 30, 2019, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases that requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet for all leases with lease terms greater than 12 months but recognize expenses in their income statements in a manner similar to the previous guidance. ASU 2016-02 also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company’s process of evaluating the impact of ASU 2016-02 has included reviewing all forms of leases and performing a completeness assessment over the lease population. The Company also performed detailed analysis to determine the appropriate incremental borrowing rates used to discount outstanding lease payments.

The Company adopted ASU 2016-02 on April 1, 2019. In adopting this standard the Company applied the package of practical expedients in ASU 2016-02 which allow an entity to not reassess whether any expired or existing contracts are or contain leases, lease classification of any expired or existing leases and the accounting for any initial direct costs on any expired or existing leases. The Company also elected the additional transitional approach prescribed under ASU 2018-11 to allow the Company to apply the new standard from the date of adoption, rather than adjusting comparative periods, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The results for the quarter to June 30, 2019 reflect the adoption of ASU 2016-02 guidance while the results for the quarter to June 30, 2018 and the year to March 31, 2019 were prepared under the guidance of the previous leasing standard (Accounting Standard Codification 840).  The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of comprehensive loss or consolidated statements of cash flows. The adoption of ASU 2016-02 resulted in the following impact on its consolidated balance sheet:

(i)	no change in the carrying values of assets or liabilities related to the Company’s finance leases,
(ii)

the recording of right-of-use assets and corresponding lease liabilities related to the Company’s operating leases, adjusted for existing balances of accrued rent liabilities and deferred lease rental benefit, and

(iii)	adjustments to reclassify the deferred gain on a sales and leaseback transaction to accumulated deficit as of the transition date.

The cumulative effect of adopting ASU 2016-02 to all leases that had commenced at or prior to April 1, 2019 was as follows:

Balance sheet captions impacted by ASU 2016-02	31 March 2019 (prior to adoption of ASU 2016-02)	Effect of the adoption of ASU 2016-02	March 31, 2019 (As adjusted)
Operating lease right-of use assets (1)	$—	$18,478	$18,478
Current portion of operating lease liability (2)	—	3,130	3,130
Operating lease liability less current portion (3)	—	16,564	16,564
Current portion of deferred lease rental benefit (4)	435	(435)	—
Deferred lease rental benefit, less current portion (5)	1,144	(1,144)	—
Accumulated deficit (6)	(381,025)	363	(380,662)

(1)	Recognition of operating lease right-of-use assets and adjusted for the accrued rent and deferred lease rental benefit reclassifications referred to in footnotes (4) and (5) below.
(2)	Recognition of current portion of operating lease liabilities.
(3)	Recognition of the long-term portion of operating lease liabilities.
(4)

Current portion of deferred gain on sale and lease back transaction transferred to accumulated deficit and reclassification of current portion of deferred lease rental benefit to operating lease right-of-use assets.

(5)	Long-term portion of deferred gain on sale and lease back transaction transferred to accumulated deficit and reclassification of accrued rent to operating lease right-of-use assets.
(6)	Transfer of deferred gain on sale and leaseback transaction to accumulated deficit.

The Company has included additional disclosures in Note 12 to its condensed consolidated financial statements regarding its leasing portfolio.

In the condensed consolidated statement of cash flows the non-cash amortization of deferred lease rental benefit in the quarter ended June 30, 2018 has been retitled as amortization of lease incentive.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 3. Intangible Assets

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,499	$(2,499)	$—	—
Brands associated with acquired cell lines	515	(151)	364	28.3 years
Product licenses	867	(524)	343	4.0 years
Other intangibles	162	(162)	—	—
Total	$4,043	$(3,336)	$707	16.5 years

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,564	$(2,564)	$—	—
Brands associated with acquired cell lines	529	(153)	376	28.4 years
Product licenses	890	(515)	375	4.2 years
Other intangibles	167	(167)	—	—
Total	$4,150	$(3,399)	$751	16.3 years

Note 4. Debt

Long-term debt comprises:

	June 30, 2019	March 31, 2019
Total debt	$145,000	$120,000
Less current portion	—	—
Long-term debt	$145,000	$120,000
Deferred debt costs and royalty liability, net of amortization	3,088	1,855
	$148,088	$121,855

The Company’s debt at June 30, 2019 comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

The Company paid $8.7 million of the total proceeds of the three issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $1.5 million of which related to the third issuance on May 15, 2019.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, the Company will also pay an installment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the three issuances of the Secured Notes as well as the amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The estimated future cash outflows under the royalty rights agreements have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At June 30, 2019, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	12,083
Between 2 and 3 years	30,208
Between 3 and 4 years	48,334
Between 4 and 5 years	54,375
Total debt	$145,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2019	March 31, 2019
Raw materials	$8,944	$8,216
Work in progress	$5,859	4,959
Finished goods	$1,909	2,376
Total inventories	$16,712	$15,551

Inventory at June 30, 2019 included $7,320 of raw materials, $2,788 of work in progress and $175 of finished goods related to the MosaiQ project. Inventory at March 31, 2019, included $6,187 of raw materials and $2,311 of work in progress and $235 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2019	March 31, 2019
Plant and equipment	$53,546	$51,327
Leasehold improvements	31,393	32,047
Total property and equipment	84,939	83,374
Less: accumulated depreciation	(39,433)	(36,081)
Total property and equipment, net	$45,506	$47,293

Depreciation expenses were $3,013 and $3,306 in the quarters ended June 30, 2019 and June 30, 2018, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2019	March 31, 2019
Salary and related benefits	$765	$638
Accrued vacation	552	495
Accrued payroll taxes	2,225	1,316
Accrued incentive payments	830	3,700
Total accrued compensation and benefits	$4,372	$6,149

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	March 31, 2019
Accrued legal and professional fees	$432	$405
Accrued interest	3,416	6,628
Goods received not invoiced	1,276	1,337
Accrued capital expenditure	848	801
Other accrued expenses	3,469	3,287
Total accrued expenses and other current liabilities	$9,441	$12,458

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 and purchase pounds sterling at £1:$1.30 in each calendar month from July 2019 through September 2019, three contracts to sell $500 and purchase pounds sterling at £1:$1.3180 in each calendar month from October 2019 through December 2019, three contracts to sell $500 and purchase pounds sterling at £1:$1.3245 in each calendar month from January 2020 through March 2020, and three contracts to sell $500 and purchase pounds sterling at £1:$1.30 in each calendar month from April 2020 through June 2020 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,933	$—	$10,933
Short-term investments(2)	84,151	—	—	84,151
Total assets measured at fair value	$84,151	$10,933	$—	$95,084

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$190	$—	$190
Total liabilities measured at fair value	$—	$190	$—	$190

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,416	$—	$10,416
Short-term investments(2)	90,729	—	—	90,729
Total assets measured at fair value	$90,729	$10,416	$—	$101,145

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2019	March 31, 2019	Par value
Ordinary shares	66,212,893	65,900,447	$—
Total	66,212,893	65,900,447	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
7% Cumulative Redeemable Preference shares	666,665	666,665	$29.46	$29.06
Total	666,665	666,665

ATM Offering

On May 31, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as sales agent and/or principal (“Jefferies”), pursuant to which the Company may issue and sell from time to time up to an aggregate of $80 million of the Company’s ordinary shares. Sales of the shares, if any, pursuant to the Sale Agreement, may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, or any other existing trading market for the Company’s ordinary shares, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions with the Company’s consent at market prices prevailing at the time of sale or prices related to such prevailing market prices, and/or any other method permitted by law.  Under the terms of the Sale Agreement, the Company will pay Jefferies a commission equal to 3% of the gross proceeds of the shares sold through it under the Sale Agreement.

The Company has no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. The Company intends to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At June 30, 2019, no shares had been issued or sold under the Sale Agreement.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,178 and $1,347 in the quarters ended June 30, 2019 and June 30, 2018, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2019	1,936,397	$7.77	78
Exercised	(9,889)	7.09	—
Forfeited	(12,176)	11.69	—
Outstanding — June 30, 2019	1,914,332	$7.75	75
Exercisable — June 30, 2019	1,548,630	$8.05	68

The closing price of the Company’s ordinary shares on The NASDAQ Global Market at June 30, 2019 was $9.35.

A summary of the RSUs and MRSUs in issue at June 30, 2019 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	723,818	15	N/A
RSUs subject to milestone based vesting	80,000	N/A	N/A
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At June 30, 2019, 723,818  RSUs were subject to time-based vesting and the weighted average remaining vesting period was 15 months.  In addition,  80,000 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.   The MRSUs in issue at June 30, 2019 comprised 106,000 MRSUs which will vest between April 1, 2019 and December 31, 2019 if the Company’s ordinary share price exceeds $22 for 20 consecutive days in this period.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended
	June 30,
	2019	2018
Income tax expense at statutory rate	$—	$—
Foreign tax rate differential	(920)	(1,062)
Increase in valuation allowance against deferred tax assets	933	1,073
Provision for income tax	$13	$11

Significant components of deferred tax are as follows:

	June 30, 2019	March 31, 2019
Provisions and reserves	$1,470	$1,442
Fixed asset basis difference	79	34
Net operating loss carry forwards	18,177	17,330
Gross deferred tax assets	$19,726	$18,806
Net deferred tax asset	$19,726	$18,806
Valuation allowance	(19,134)	(18,201)
Total	$592	$605

The balance sheet classification of deferred tax is as follows:

	June 30, 2019	March 31, 2019
Net noncurrent deferred tax assets	$592	$605
Total	$592	$605

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser. However, at June 30, 2019, the transfer of these allowances had not been completed and thus the effect of the transfer has not been reflected in the financial statements.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended
	June 30, 2019	June 30, 2018
Employer service cost	$456	$396
Interest cost	31	39
Expected return on plan assets	(31)	(33)
Amortization of prior service credit	(6)	(4)
Amortization of net loss	54	39
Net pension cost	$504	$437

The employer contributions for the quarters ended June 30, 2019 and June 30, 2018 were $321 and $282, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2020 are $1,217.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share:

	Quarter ended
	June 30,
	2019	2018
Numerator:
Net loss	$(23,571)	$(25,177)
Net loss available to ordinary shareholders - basic and diluted	$(23,571)	$(25,177)
Denominator:
Weighted-average shares outstanding - basic and diluted	66,078,290	45,796,533
Loss per share - basic and diluted	$(0.36)	$(0.55)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2019 and June 30, 2018 as their inclusion would have been anti-dilutive:

	June 30, 2019	June 30, 2018
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,914,332	2,105,848
Restricted share units awarded, including the multi-year performance related restricted share units	909,818	1,131,430
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	—	8,039,683
Ordinary shares issuable on exercise of warrants at $0.01 per share	—	550,000
	2,999,675	12,002,486

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million which amounted to $4.6 million at June 30, 2019 and $4.7 million at March 31, 2019 and is included within other non-current assets in the consolidated balance sheets. In March 2015 the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease is currently in the process of being extended for a further five-year term and the Company believes it should be able to obtain such an extension on satisfactory terms. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

The operating lease commitments relating to equipment are not material. The finance lease commitments relate to specialized equipment required for manufacturing operations in both Edinburgh, Scotland and Eysins, Switzerland.

Many of the Company’s leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Company’s balance sheet are the periods provided by renewal and extension options that the Company is reasonably certain to exercise, as well as the periods provided by termination options that the Company is reasonably certain not to exercise. The Company does not have any existing lease agreements with variable lease components.

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of June 30, 2019, an operating lease right-of-use asset of $17,615 and an operating lease liability of $18,899 (including a current portion of $2,723) were reflected on the condensed consolidated balance sheet. As of June 30, 2019, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,953. An associated finance lease liability of $1,210 (including a current portion of $457) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

Quarter ended
June 30, 2019
Lease cost
Operating lease cost	$902
Finance lease cost
Amortization of right-of-use asset	55
Interest on lease liabilities	28
Short-term lease cost	17
Total lease cost	$1,002

Other information related to leases was as follows:

Quarter ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$731
Finance leases - operating cash flows	$98
Finance leases - finance cash flows	$22
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$29
Right-of-use assets obtained in exchange for new finance lease liabilities	$28
Weighted average remaining lease terms (in years)
Operating leases	32.5
Finance leases	2.5
Weighted average discount rate
Operating leases	10.8%
Finance leases	7.4%

Future lease payments required under non-cancellable operating leases in effect as of June 30, 2019 were as follows:

June 30, 2019
2020 (excluding the three months ended June 30, 2019)	$2,547
2021	1,817
2022	1,813
2023	1,785
2024	1,796
Thereafter	67,833
Total lease payments	$77,591
Less : imputed interest	(58,692)
Total operating lease liabilities	$18,899

Future lease payments required under finance leases in effect as of June 30, 2019 were as follows:

June 30, 2019
2020 (excluding the three months ended June 30, 2019)	$420
2021	421
2022	336
2023	200
2024	3
Thereafter	—
Total lease payments	$1,380
Less : imputed interest	(170)
Total finance lease liabilities	$1,210

The Company adopted ASU 2016-02 on April 1, 2019 and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancellable operating leases in effect as of March 31, 2019 were as follows:

March 31, 2019
2020	$3,387
2021	1,861
2022	1,858
2023	1,830
2024	1,841
Thereafter	71,507
Total minimum future lease payments	$82,284

Future annual lease payments required under finance leases in effect as of March 31, 2019 were as follows:

March 31, 2019
2020	$471
2021	369
2022	306
2023	190
2024	—
Thereafter	—
Total minimum future lease payments	$1,336

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

The information set forth and discussed below for the quarters ended June 30, 2019 and June 30, 2018 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2019, particularly in “Risk Factors.”

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

We currently operate as one business segment with 417 employees in the United Kingdom, Switzerland and the United States, as of June 30, 2019. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 47% of total revenue during the quarter ended June 30, 2019 and 52% during the quarter ended June 30, 2018.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2019, we had an accumulated deficit of $404.2 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the commercialization of MosaiQ. For the quarter ended June 30, 2019, our total revenue was $8.2 million and our net loss was $23.6 million.

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of 12% Senior Secured Notes, or the “Secured Notes”.

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $120.0 million aggregate principal amount of Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at June 30, 2019.

On May 31, 2019, we entered into an Open Market Sale Agreement, or the “Sale Agreement” with Jefferies LLC, as sales agent and/or principal, or “Jefferies”, pursuant to which we may issue and sell from time to time up to an aggregate of $80 million of our ordinary shares. Sales of the shares, if any, pursuant to the Sale Agreement, may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, or any other existing trading market for our ordinary shares, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions with our consent at market prices prevailing at the time of sale or prices related to such prevailing market prices, and/or any other method permitted by law. Under the terms of the Sale Agreement, we will pay Jefferies a commission equal to 3% of the gross proceeds of the shares sold through it under the Sale Agreement.

We have no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. We intend to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At June 30, 2019, no shares had been issued or sold under the Sale Agreement.

As of June 30, 2019, we had available cash, cash equivalents and short-term investments of $90.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

•

Initial European Regulatory Approval – we filed for European regulatory approval for our initial MosaiQ Immunohematology, or “IH”, microarray in late September 2018 and were notified of its approval on April 30, 2019.

•	European Commercialization – following the CE mark for our initial IH microarray we commenced a hypercare launch with the first of nine selected customers during July 2019.
•	IH Microarray Ongoing Development – we continue to plan for the expansion of our IH and Serological Disease Screening, or “SDS”, testing menus during the second half of calendar 2019.
•

Field Trials – we expect to commence European and U.S. field trials with our expanded IH microarray menu in the second half of calendar 2019.  We have commenced U.S. field trial activity for our initial SDS microarray and expect to commence European and U.S. field trials for our expanded SDS microarray early in calendar 2020.

•

Ongoing Regulatory Approval Process – we completed a CE mark submission for our initial SDS microarray in June 2019.  We expect to file for U.S. and European regulatory approval for our expanded IH microarray early in calendar year 2020 and for our expanded SDS microarray later in the first half of 2020

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 68% and 65% for the quarters ended June 30, 2019 and June 30, 2018, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Our sales and marketing expenses include costs associated with our sales organization for conventional reagent products, including our direct sales force, as well as our marketing and customer service personnel and the costs of the MosaiQ commercial team. These expenses consist principally of salaries, commissions, bonuses and employee benefits, as well as travel and other costs related to our sales and product marketing activities. We expense all sales and marketing costs as incurred. We expect sales and marketing expense to increase in absolute U.S. Dollars, primarily as a result of commissions on increased product sales in the United States and as we grow the MosaiQ commercial team.

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the Secured Notes and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes in the quarter ended June 30, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Results of Operations

Comparison of the Quarters ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,169	100%	$7,864	100%	$305	4%
Other revenues	—	0%	19	0%	(19)	—
Total revenue	8,169	100%	7,883	100%	286	4%
Cost of revenue	4,563	56%	4,065	52%	498	12%
Gross profit	3,606	44%	3,818	48%	(212)	-6%
Operating expenses:
Sales and marketing	2,580	32%	2,281	29%	299	13%
Research and development	11,653	143%	12,570	159%	(917)	-7%
General and administrative	7,797	95%	7,505	95%	292	4%
Total operating expenses	22,030	270%	22,356	284%	(326)	-1%
Operating loss	(18,424)	-226%	(18,538)	-235%	114	-1%
Other income (expense):
Interest expense, net	(6,086)	-74%	(3,116)	-40%	(2,970)	95%
Other, net	952	12%	(3,512)	-45%	4,464	-127%
Total other expense, net	(5,134)	-63%	(6,628)	-84%	1,494	-23%
Loss before income taxes	(23,558)	-288%	(25,166)	-319%	1,608	-6%
Provision for income taxes	(13)	—	(11)	—	(2)	—
Net loss	$(23,571)	-289%	$(25,177)	-319%	$1,606	-6%

Revenue

Total revenue and product sales for the quarter ended June 30, 2019 increased by 4% to $8.2 million, compared with $7.9 million for the quarter ended June 30, 2018. The increase in total revenue and product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 68% of product sales for the quarter ended June 30, 2019, compared with 65% for the quarter ended June 30, 2018.

The table below sets forth revenue by product group:

	Quarter ended June 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,737	70%	$5,647	72%	$90	2%
Product sales - direct customers and distributors	$2,432	30%	2,217	28%	215	10%
Other revenues	—	0%	19	0%	(19)	—
Total revenue	$8,169	100%	$7,883	100%	$286	4%

OEM Sales. Product sales to OEM customers increased 2% to $5.7 million for the quarter ended June 30, 2019, compared with $5.6 million for the quarter ended June 30, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.4 million for the quarter ended June 30, 2019 increased by $0.2 million compared with $2.2 million for the quarter ended June 30, 2018. This increase was due to increased direct sales in the United States which increased to $2.2 million in the quarter ended June 30, 2019 from $1.8 million in the quarter ended June 30, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. There were no other revenues in the quarter ended June 30, 2019. Other revenues in the quarter ended June 30, 2018 consisted of sales of ancillary products related to the MosaiQ instruments that we sold to a development partner in the year ended March 31, 2018 and sales of licenses to use our reagent products.

Cost of revenue and gross margin

Cost of revenue increased by 12% to $4.6 million for the quarter ended June 30, 2019, compared with $4.1 million for the quarter ended June 30, 2018. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the quarter ended June 30, 2019, we incurred additional depreciation and other non-cash costs related to our conventional reagents manufacturing facility of approximately $0.4 million compared to the equivalent costs in the quarter ended June 30, 2018.

Gross profit on total revenue for the quarter ended June 30, 2019 was $3.6 million, compared with $3.8 million for the quarter ended June 30, 2018.  The decrease was attributable to the decrease in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.6 million for the quarter ended June 30, 2019 compared with $3.8 million for the quarter ended June 30, 2018. This decrease was due to additional depreciation and other non-cash costs related to our conventional reagents manufacturing facility of approximately $0.4 million compared to the equivalent costs in the quarter ended June 30, 2018 offset by the gross profit on increased sales to existing customers and the impact of recently launched new products. Gross margin on product sales, which excludes other revenues, was 44% for the quarter ended June 30, 2019 compared with 48% for the quarter ended June 30, 2018.

Sales and marketing expenses

Sales and marketing expenses were $2.6 million for the quarter ended June 30, 2019, compared with $2.3 million for the quarter ended June 30, 2018. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 32% for the quarter ended June 30, 2019 compared to 29% for the quarter ended June 30, 2018.

Research and development expenses

	Quarter ended June 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$11,060	135%	$12,264	156%	$(1,204)	-10%
Other research and development	677	8%	366	5%	311	85%
Tax credits	(84)	-1%	(60)	-1%	(24)	41%
Total research and development expenses	$11,653	143%	$12,570	159%	$(917)	-7%

Research and development expenses decreased by 7% to $11.7 million for the quarter ended June 30, 2019, compared with $12.6 million for the quarter ended June 30, 2018. The decrease in costs reflected reduced overall expenditure as the initial development of MosaiQ nears completion.

General and administrative expenses

General and administrative expenses increased by 4% to $7.8 million for the quarter ended June 30, 2019, compared with $7.5 million for the quarter ended June 30, 2018, reflecting greater personnel-related costs as we move towards commercialization of MosaiQ and higher advisory fees. We recognized $1.2 million of stock compensation expense in the quarter ended June 30, 2019 compared with $1.3 million in the quarter ended June 30, 2018. As a percentage of total revenue, general and administrative expenses were 95% for both the quarter ended June 30, 2019 and the quarter ended June 30, 2018.

Other income (expense)

Net interest expense was $6.1 million for the quarter ended June 30, 2019, compared with $3.1 million for the quarter ended June 30, 2018. Interest expense in the quarter ended June 30, 2019 included $4.0 million of interest charges on our Secured Notes compared with $2.5 million in the quarter ended June 30, 2018.  The increase was due to the additional issuances of $36 million of Secured Notes on June 29, 2018 and $25 million of Secured Notes on May 15, 2019. Interest expense in the quarters ended June 30, 2019 and June 30, 2018 included amortization of deferred debt issue costs of $2.1 million and $0.3 million, respectively, which included, in the 2019 period, the amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016 and June 2018. The additional royalty rights agreements entered into in December 2018 and May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 2% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2019 and June 30, 2018. In addition, in the quarter ended June 30, 2019 we realized interest income of $0.3 million on our short-term money market investments.

Other, net in the quarter ended June 30, 2019 was comprised of $1.0 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $3.5 million of foreign exchange losses for the quarter ended June 30, 2018.

Provision for income taxes

Provision for income taxes in the quarter ended June 30, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2019, the greatest impact of extra product shipments occurred in our first quarter and the greatest impact thus far in fiscal 2020 has also occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also impact revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2019, we had an accumulated deficit of $404.2 million. During the quarter ended June 30, 2019, we incurred a net loss of $23.6 million and used $25.1 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2019 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of the Secured Notes.

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. As referenced above, we previously issued $120.0 million aggregate principal amount of Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at June 30, 2019.

On May 31, 2019, we entered into a Sale Agreement with Jefferies, pursuant to which we may issue and sell from time to time up to an aggregate of $80 million of our ordinary shares. Sales of the shares, if any, pursuant to the Sale Agreement, may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, or any other existing trading market for our ordinary shares, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions with our consent at market prices prevailing at the time of sale or prices related to such prevailing market prices, and/or any other method permitted by law. Under the terms of the Sale Agreement, we will pay Jefferies a commission equal to 3% of the gross proceeds of the shares sold through it under the Sale Agreement.

We have no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale

Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. We intend to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At June 30, 2019, no shares had been issued or sold under the Sale Agreement.

As of June 30, 2019, we had available cash, cash equivalents and short-term investments of $90.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters ended June 30, 2019 and 2018

Operating activities

Net cash used in operating activities was $25.1 million during the quarter ended June 30, 2019, which included net losses of $23.6 million offset by non-cash items of $6.7 million. Non-cash items were depreciation and amortization expense of $3.0 million, share-based compensation expense of $1.2 million, Swiss pension costs of $0.2 million, amortization of deferred debt issue costs of $2.1 million, and accrued preference share dividends of $0.3 million, offset by amortization of lease incentives of $0.1 million. We also experienced a net cash outflow of $8.2 million from changes in operating assets and liabilities during the period, consisting of a $3.7 million reduction in accounts payable and accrued liabilities, a $1.7 million reduction in accrued compensation and benefits, a $1.4 million increase in accounts receivable, a $1.2 million increase in inventories and a $0.1 million increase in other assets.

Net cash used in operating activities was $21.1 million during the quarter ended June 30, 2018, which included net losses of $25.2 million offset by non-cash items of $5.3 million. Non-cash items were depreciation and amortization expense of $3.3 million, share-based compensation expense of $1.3 million, Swiss pension costs of $0.2 million, amortization of deferred debt issue costs of $0.3 million and accrued preference share dividends of $0.3 million, offset by amortization of lease rental benefit of $0.1 million. We also experienced a net cash outflow of $1.2 million from changes in operating assets and liabilities during the period, consisting of a $5.4 million reduction in accounts payable and accrued liabilities and a $0.2 million increase in accounts receivable and inventories, offset by a $1.1 million increase in accrued compensation and benefits and a $3.3 million decrease in other assets.

Investing activities

Net cash generated from investing activities was $5.6 million for the quarter ended June 30, 2019 compared to $1.4 million of net cash used in investing activities for the quarter ended June 30, 2018. We spent $1.1 million on purchases of property and equipment in the quarter ended June 30, 2019, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. Purchases of property and equipment in the quarter ended June 30, 2018 were $1.4 million, which was mainly related to the payment of final costs related to the construction of our new conventional reagents manufacturing facility. We also realized $6.7 million net from our short-term money market investments in the quarter ended June 30, 2019.

Financing activities

Net cash provided by financing activities was $24.1 million during the quarter ended June 30, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019 and $0.1 million from the exercise of share options, offset by $0.1 million of repayments on finance leases. Net cash provided by financing activities was $36.9 million during the quarter ended June 30, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018 and $2.2 million of proceeds from the issuance of ordinary shares upon exercise of warrants and share options, offset by $0.1 million of repayments on finance leases.

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

As of June 30, 2019, we had available cash, cash equivalents and short-term investments of $90.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

In the longer term, we expect to fund our operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from the use of existing available cash and short-term investment balances and the issuance of new equity or debt.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2019.

On May 15, 2019, we issued an additional $25 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. As a result of these transactions, the aggregate amounts payable under the Secured Notes is $145.0 million, with zero due in less than a year, $42.3 million due in 1-3 years and $102.7 million due in 3-5 years. Interest payments due on the Secured Notes total $65.7 million with $17.2 million due in less than a year, $32.6 million due in 1-3 years and $15.9 million due in 3-5 years. The aggregate estimated amount payable in connection with the royalty rights agreements is $84.4 million, with zero due in less than a year, $2.6 million due in 1-3 years, $16.7 million due in 3-5 years and $65.1 million due in more than 5 years.

We note that the capital leases referred to in the summary of our contractual obligations in our Annual Report on Form 10-K are now accounted for as finance leases under current GAAP; however, the nature of these obligations has not changed. There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2019 and June 30, 2019.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of delivery at an amount based on the transaction price. Customers have no right of return except in the case of damaged goods and we have not experienced any significant returns of our products.

We also earn revenue from the provision of development services to a small number of OEM customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices.  In recent years, our product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within our control. While there can be no assurance that this will continue to be the case, the nature of the milestones has been such that they effectively represent completion of our performance obligations under a particular part of a development program. Should we fail to achieve these milestones, we are not entitled under the terms of the development agreements to any compensation related to the work undertaken to date. As a result, we typically fully recognize milestone-related revenues as the contractual milestones are achieved.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2019 or in the year ended March 31, 2019.

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

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plan under Accounting Standards Codification Topic 715 Compensation – Retirement Benefits, or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update or ASU 2016-02, Leases, or ASU 2016-02, to enhance the transparency and comparability of financial reporting related to leasing arrangements. We adopted ASU 2016-02 on April 1, 2019, or the effective date, and used the effective date as our date of initial application.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. We also review the terms of the lease in accordance with ASU 2016-02 in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less.

For finance leases, an asset is included within property and equipment and a lease liability equal to the present value of the minimum lease payments is included in current or long-term liabilities. Interest expense is recorded over the life of the lease at a constant rate.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. The operating lease right-of-use assets also include any lease payments made prior to the commencement date and any initial direct costs incurred, less any lease incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate is determined at lease commencement, or as of April 1, 2019 for operating leases existing upon the adoption of ASU 2016-02. The incremental borrowing rate is subsequently reassessed upon modification to the lease arrangement. Operating lease expense is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Although separation of lease and non-lease components is required, certain practical expedients are available. In particular, entities may elect a practical expedient to not separate lease and non-lease components and instead account for each lease component and the related non-lease component together as a single component. We have elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the contract consideration to the lease component only. The lease component results in an operating lease right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

The finance lease assets and operating lease right-of-use assets are assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

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

Cash, cash equivalents and cash reserve account. At June 30, 2019, we had cash and cash equivalents of $6.5 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At June 30, 2019, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2019, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.9 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.9 million. Based on our assets and liabilities held in Swiss Francs at June 30, 2019, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.3 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.3 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2019, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $27.0 million. This expenditure was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2020 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $1.1 million in the year ending March 31, 2020 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2020. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $1.1 million over the same period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We did implement internal controls to ensure we properly assess the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on April 1, 2019. However, there were no material changes to our internal control over financial reporting due to the adoption of the new accounting standard.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1

Form of Royalty Rights Agreement entered into in connection with issue of CE Marking Notes, dated May 15, 2019 (filed as exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2019 and incorporated herein by reference)

10.2

Open Market Sale Agreement, dated as of May 31, 2019, between Quotient Limited and Jefferies LLC (filed as exhibit 1.1 to our Current Report on Form 8-K filed on May 31, 2019 and incorporated herein by reference).

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: August 6, 2019	/s/ Franz Walt
Franz Walt Chief Executive Officer