Form 10-Q
period 2019-09-30
Quotient Ltd
filed 2019-11-04
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 66,435,890 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the status of our business relationship with Ortho-Clinical Diagnostics Inc.;
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

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at www.quotientbd.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our website, including in the investor section, is not part of this Quarterly Report on Form 10-Q or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,816	$4,096
Short-term investments	66,997	90,729
Trade accounts receivable, net	4,329	3,348
Inventories	18,060	15,551
Prepaid expenses and other current assets	3,744	3,202
Total current assets	98,946	116,926
Restricted cash	9,007	7,507
Property and equipment, net	42,041	47,293
Operating lease right-of-use assets	21,305	—
Intangible assets, net	663	751
Deferred income taxes	578	605
Other non-current assets	4,427	4,688
Total assets	$176,967	$177,770
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,942	$5,936
Accrued compensation and benefits	4,202	6,149
Accrued expenses and other current liabilities	13,511	12,458
Current portion of operating lease liability	2,822	—
Current portion of deferred lease rental benefit	—	435
Current portion of finance lease obligation	443	471
Total current liabilities	24,920	25,449
Long-term debt, less current portion	151,021	121,855
Operating lease liability, less current portion	19,808	—
Deferred lease rental benefit, less current portion	—	1,144
Finance lease obligation, less current portion	620	865
Defined benefit pension plan obligation	7,639	7,368
7% Cumulative redeemable preference shares	19,900	19,375
Total liabilities	223,908	176,056
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 66,366,706 and 65,900,447 issued and outstanding at September 30, 2019 and March 31, 2019 respectively	369,335	368,958
Additional paid in capital	30,844	28,665
Accumulated other comprehensive loss	(15,897)	(14,884)
Accumulated deficit	(431,223)	(381,025)
Total shareholders' (deficit) equity	(46,941)	1,714
Total liabilities and shareholders' equity (deficit)	$176,967	$177,770

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product sales	$7,096	$6,247	$15,265	$14,111
Other revenues	750	—	750	19
Total revenue	7,846	6,247	16,015	14,130
Cost of revenue	(3,970)	(4,552)	(8,534)	(8,617)
Gross profit	3,876	1,695	7,481	5,513
Operating expenses:
Sales and marketing	(2,253)	(1,845)	(4,833)	(4,126)
Research and development, net of government grants	(13,083)	(12,998)	(24,736)	(25,568)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,001)	(1,155)	(2,179)	(2,503)
Other general and administrative expenses	(5,980)	(6,761)	(12,597)	(12,917)
Total general and administrative expense	(6,981)	(7,916)	(14,776)	(15,420)
Total operating expense	(22,317)	(22,759)	(44,345)	(45,114)
Operating loss	(18,441)	(21,064)	(36,864)	(39,601)
Other income (expense):
Interest expense, net	(7,291)	(5,819)	(13,376)	(8,935)
Other, net	(1,244)	(468)	(294)	(3,980)
Other expense, net	(8,535)	(6,287)	(13,670)	(12,915)
Loss before income taxes	(26,976)	(27,351)	(50,534)	(52,516)
Provision for income taxes	(14)	(11)	(27)	(22)
Net loss	$(26,990)	$(27,362)	$(50,561)	$(52,538)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(158)	$(29)	$(278)	$(361)
Change in unrealized gain on short-term investments	47	221	194	247
Foreign currency (loss) gain	(11)	373	(1,025)	730
Provision for pension benefit obligation	48	36	96	72
Other comprehensive (loss) income, net	(74)	601	(1,013)	688
Comprehensive loss	$(27,064)	$(26,761)	$(51,574)	$(51,850)
Net loss available to ordinary shareholders - basic and diluted	$(26,990)	$(27,362)	$(50,561)	$(52,538)
Loss per share - basic and diluted	$(0.41)	$(0.53)	$(0.76)	$(1.07)
Weighted-average shares outstanding - basic and diluted	66,291,548	52,059,037	66,185,501	48,944,896

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
June 30, 2019	66,212,893	$369,021	$29,843	$(15,823)	$(404,233)	$(21,192)
Issue of shares upon exercise of incentive share options and vesting of RSUs	153,813	314	—	—	—	314
Net loss	—	—	—	—	(26,990)	(26,990)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(158)	—	(158)
Change in unrealized gain on short- term investments	—	—	—	47	—	47
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	2,118	—	2,118
Retranslation of foreign entities	—	—	—	(2,129)	—	(2,129)
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	(74)	—	(74)
Stock-based compensation	—	—	1,001	—	—	1,001
September 30, 2019	66,366,706	$369,335	$30,844	$(15,897)	$(431,223)	$(46,941)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares upon exercise of incentive share options and vesting of RSUs	466,259	377	—	—	—	377
Net loss	—	—	—	—	(50,561)	(50,561)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(278)	—	(278)
Change in unrealized gain on short- term investments	—	—	—	194	—	194
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	10,406	—	10,406
Retranslation of foreign entities	—	—	—	(11,431)	—	(11,431)
Provision for pension benefit obligation	—	—	—	96	—	96
Other comprehensive loss	—	—	—	(1,013)	—	(1,013)
Stock-based compensation	—	—	2,179	—	—	2,179
Cumulative effect of accounting changes	—	—	—	—	363	363
September 30, 2019	66,366,706	369,335	30,844	$(15,897)	(431,223)	$(46,941)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
June 30, 2018	46,064,701	256,129	25,055	(16,547)	(300,815)	(36,178)
Issue of Shares	8,094,683	47,045	—	—	—	47,045
Issue of shares upon exercise of incentive share options and vesting of RSUs	70,119	2	—	—	—	2
Net loss	—	—	—	—	(27,362)	(27,362)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(29)	—	(29)
Unrealized gain on short-term investments	—	—	—	221	—	221
Foreign currency gain (loss) on:						—
Long-term investment nature intra-entity balances	—	—	—	3,820	—	3,820
Retranslation of foreign entities	—	—	—	(3,447)	—	(3,447)
Provision for pension benefit obligation	—	—	—	36	—	36
Other comprehensive loss	—	—	—	601	—	601
Stock-based compensation	—	—	1,156	—	—	1,156
September 30, 2018	54,229,503	$303,176	$26,211	$(15,946)	$(328,177)	$(14,736)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares	8,469,683	49,220	—	—	—	49,220
Issue of shares upon exercise of incentive share options and vesting of RSUs	113,396	22	—	—	—	22
Net loss	—	—	—	—	(52,538)	(52,538)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(361)	—	(361)
Unrealized gain on short-term investments	—	—	—	247	—	247
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	7,449	—	7,449
Retranslation of foreign entities	—	—	—	(6,719)	—	(6,719)
Provision for pension benefit obligation	—	—	—	72	—	72
Other comprehensive loss	—	—	—	688	—	688
Stock-based compensation	—	—	2,503	—	—	2,503
September 30, 2018	54,229,503	$303,176	$26,211	$(15,946)	$(328,177)	$(14,736)

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(50,561)	$(52,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,070	6,422
Share-based compensation	2,179	2,503
Increase in deferred lease rentals	148	197
Swiss pension obligation	363	309
Amortization of deferred debt issue costs	5,041	2,159
Accrued preference share dividends	525	525

Deferred income taxes	27	22
Net change in assets and liabilities:
Trade accounts receivable, net	(1,161)	201
Inventories	(2,874)	315
Accounts payable and accrued liabilities	(63)	(3,886)
Accrued compensation and benefits	(1,764)	(691)
Other assets	(648)	3,371
Net cash used in operating activities	(42,718)	(41,091)
INVESTING ACTIVITIES:
Increase in short-term investments	(15,000)	(59,000)
Realization of short-term investments	38,926	—
Purchase of property and equipment	(2,558)	(1,639)
Net cash generated from (used in) investing activities	21,368	(60,639)
FINANCING ACTIVITIES:
Repayment of finance leases	(210)	(231)
Proceeds from drawdown of new debt	25,000	36,000
Debt issuance costs and fees paid to noteholders	(874)	(1,213)
Proceeds from issuance of ordinary shares and warrants	377	49,242
Net cash generated from financing activities	24,293	83,798
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	277	3,800
Change in cash, cash equivalents and restricted cash	3,220	(14,132)
Beginning cash, cash equivalents and restricted cash	11,603	25,205
Ending cash, cash equivalents and restricted cash	$14,823	$11,073
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$7,239	$5,069
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,816	$3,562
Restricted cash	9,007	7,511
Total cash, cash equivalents and restricted cash	$14,823	$11,073

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2020 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $431.2 million as of September 30, 2019. At September 30, 2019 the Company had available cash holdings and short-term investments of $72.8 million. The Company has expenditure plans over the next twelve months that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances and the issuance of new equity. The Company expects additional financing to be available from these funding sources, and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8.7 million and $7.2 million at September 30, 2019 and March 31, 2019, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $307 at each of September 30, 2019 and March 31, 2019 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of September 30, 2019 and at March 31, 2019. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2019 and March 31, 2019. This customer represented 64% and 55% of the accounts receivable balances as of September 30, 2019 and March 31, 2019, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2019 and September 30, 2018. This customer represented 60% of total product sales for the six month period ended September 30, 2019 and 58% for the six month period ended September 30, 2018.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of September 30, 2019 and March 31, 2019.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2019 or September 30, 2018.

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

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2019, the Company recognized a milestone of $450 related to the submission to the FDA of an application to cover use of the products on an Ortho automation platform and during the six month period ended September 30, 2019, the Company recognized further milestones totaling $750 related to the approval by the FDA of this application and a further FDA submission related to the approval of the products for use on another of Ortho’s automation platforms. The Company is entitled to receive further milestone payments totaling $300 related to FDA approval of this later submission. The Company expects this remaining milestone to be achieved in the financial year ending March 31, 2020.

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

In the six month period ended September 30, 2019, revenue recognized from performance obligations related to prior periods was not material and, at September 30, 2019, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Share Warrants

As of September 30, 2019, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of September 30, 2019, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

The results for the six month period to September 30, 2019 reflect the adoption of ASU 2016-02 guidance while the results for the six month period to September 30, 2018 and the year to March 31, 2019 were prepared under the guidance of the previous leasing standard (Accounting Standard Codification 840).  The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of comprehensive loss or consolidated statements of cash flows.

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

(iii)	adjustments to reclassify the deferred gain on a sale and leaseback transaction to accumulated deficit as of the transition date.

The cumulative effect of adopting ASU 2016-02 to all leases that had commenced at or prior to April 1, 2019 was as follows:

Balance sheet captions impacted by ASU 2016-02	31 March 2019 (prior to adoption of ASU 2016-02)	Effect of the adoption of ASU 2016-02	March 31, 2019 (As adjusted)
Operating lease right-of use assets (1)	$—	$18,478	$18,478
Current portion of operating lease liability (2)	—	3,130	3,130
Operating lease liability less current portion (3)	—	16,564	16,564
Current portion of deferred lease rental benefit (4)	435	(435)	—
Deferred lease rental benefit, less current portion (5)	1,144	(1,144)	—
Accumulated deficit (6)	(381,025)	363	(380,662)

(1)	Recognition of operating lease right-of-use assets and adjusted for the accrued rent and deferred lease rental benefit reclassifications referred to in footnotes (4) and (5) below.
(2)	Recognition of current portion of operating lease liabilities.
(3)	Recognition of the long-term portion of operating lease liabilities.
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

In the condensed consolidated statement of cash flows the non-cash amortization of deferred lease rental benefit and movements in other non-cash operating lease accruals in the six month period ended September 30, 2018 has been retitled as increase in deferred lease rentals.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The standard requires a financial asset measured on an amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted.  The Company continues to evaluate the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures, but does not expect it to have a material impact.

Note 3. Intangible Assets

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,421	$(2,421)	$—	—
Brands associated with acquired cell lines	499	(151)	348	27.9 years
Product licenses	844	(529)	315	3.7 years
Other intangibles	157	(157)	—	—
Total	$3,921	$(3,258)	$663	16.4 years

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,564	$(2,564)	$—	—
Brands associated with acquired cell lines	529	(153)	376	28.4 years
Product licenses	890	(515)	375	4.2 years
Other intangibles	167	(167)	—	—
Total	$4,150	$(3,399)	$751	16.3 years

Note 4. Debt

Long-term debt comprises:

	September 30, 2019	March 31, 2019
Total debt	$145,000	$120,000
Less current portion	—	—
Long-term debt	$145,000	$120,000
Deferred debt costs and royalty liability, net of amortization	6,021	1,855
	$151,021	$121,855

The Company’s debt at September 30, 2019 comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

At September 30, 2019, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	12,083
Between 2 and 3 years	30,208
Between 3 and 4 years	48,334
Between 4 and 5 years	54,375
Total debt	$145,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2019	March 31, 2019
Raw materials	$8,581	$8,216
Work in progress	6,826	4,959
Finished goods	2,653	2,376
Total inventories	$18,060	$15,551

Inventory at September 30, 2019 included $6,833 of raw materials, $3,753 of work in progress and $383 of finished goods related to the MosaiQ project. Inventory at March 31, 2019, included $6,187 of raw materials and $2,311 of work in progress and $235 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2019	March 31, 2019
Plant and equipment	$52,424	$51,327
Leasehold improvements	30,620	32,047
Total property and equipment	83,044	83,374
Less: accumulated depreciation	(41,003)	(36,081)
Total property and equipment, net	$42,041	$47,293

Depreciation expenses were $3,009 and $3,063 in the quarters ended September 30, 2019 and September 30, 2018, respectively, and $6,022 and $6,370 in the six month periods ended September 30, 2019 and 2018, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2019	March 31, 2019
Salary and related benefits	$1,215	$638
Accrued vacation	321	495
Accrued payroll taxes	1,166	1,316
Accrued incentive payments	1,500	3,700
Total accrued compensation and benefits	$4,202	$6,149

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	March 31, 2019
Accrued legal and professional fees	$534	$405
Accrued interest	7,802	6,628
Goods received not invoiced	1,355	1,337
Accrued capital expenditure	737	801
Other accrued expenses	3,083	3,287
Total accrued expenses and other current liabilities	$13,511	$12,458

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 and purchase pounds sterling at £1:$1.3180 in each calendar month from October 2019 through December 2019, three contracts to sell $500 and purchase pounds sterling at £1:$1.3245 in each calendar month from January 2020 through March 2020, three contracts to sell $500 and purchase pounds sterling at £1:$1.30 in each calendar month from April 2020 through June 2020, and three contracts to sell $500 and purchase pounds sterling at £1:$1.28 in each calendar month from July 2020 through September 2020  as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,952	$—	$10,952
Short-term investments(2)	66,997	—	—	66,997
Total assets measured at fair value	$66,997	$10,952	$—	$77,949

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$348	$—	$348
Total liabilities measured at fair value	$—	$348	$—	$348

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,416	$—	$10,416
Short-term investments(2)	90,729	—	—	90,729
Total assets measured at fair value	$90,729	$10,416	$—	$101,145

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2019	March 31, 2019	Par value
Ordinary shares	66,366,706	65,900,447	$—
Total	66,366,706	65,900,447	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019
7% Cumulative Redeemable Preference shares	666,665	666,665	$29.85	$29.06
Total	666,665	666,665

ATM Offering

On May 31, 2019, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC, as sales agent and/or principal (“Jefferies”), pursuant to which the Company may issue and sell from time to time up to an aggregate of $80 million of the Company’s ordinary shares (the “Maximum Program Amount”). Sales of the shares, if any, pursuant to the Sale Agreement, may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, or any other existing trading market for the Company’s ordinary shares, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions with the Company’s consent at market prices prevailing at the time of sale or prices related to such prevailing market prices, and/or any other method permitted by law.  Under the terms of the Sale Agreement, the Company will pay Jefferies a commission equal to 3% of the gross proceeds of the shares sold through it under the Sale Agreement.

The Company has no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. In addition, the Maximum Program Amount is subject to adjustment pursuant to the terms of the Sales Agreement under certain circumstances, including based on the number or dollar amount of shares that are registered under the Company’s Registration Statement on Form S-3 (File No. 333-226800) and the number or dollar amount of shares that the Company is permitted to sell thereunder. The Company intends to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At September 30, 2019, no shares had been issued or sold under the Sale Agreement.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,001 and $1,155 in the quarters ended September 30, 2019 and September 30, 2018, respectively, and $2,179 and $2,503 in the six month periods ended September 30, 2019 and September 30, 2018, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2019	1,936,397	$7.77	78
Granted	28,517	10.52	120
Exercised	(84,610)	4.67	—
Forfeited	(64,887)	13.01	—
Outstanding — September 30, 2019	1,815,417	$7.77	73
Exercisable — September 30, 2019	1,466,013	$8.03	67

The closing price of the Company’s ordinary shares on The Nasdaq Global Market at September 30, 2019 was $7.77.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
July 16, 2019	28,517	$10.52	$10.52	$6.48

Determining the fair value of share incentive awards

The fair value of each share incentive grant was determined by the Company using the Black-Scholes options pricing model.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share volatilities of a number of the Company’s publicly listed peers over a period equal to the expected terms of the options, as the Company did not have a sufficient trading history to use the volatility of its own ordinary shares.

Fair value of ordinary shares. The fair value of the ordinary shares was based upon the closing price of the Company’s shares on The Nasdaq Global Market on the last trading day prior to the date of grant.

Risk-Free Interest Rate. The risk-free interest rate was based on the US Treasury 10-year bond yield in effect at the time of grant.

Expected term. The expected term was determined after giving consideration to the contractual terms of the share-based awards, graded vesting schedules ranging from one to three years and expectations of future employee behavior as influenced by changes to the terms of the Company’s share-based awards.

Expected dividend. According to the terms of the awards, the exercise price of the options is adjusted to take into account any dividends paid. As a result dividends were not required as an input to the model, as these reductions in the share price are offset by a corresponding reduction in exercise price.

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

July 16,2019
Risk-free interest rate	2.10%
Expected lives (years)	6
Volatility	67.39%
Dividend yield	—
Grant date fair value (per share)	$10.52
Number granted	28,517

A summary of the RSUs and MRSUs in issue at September 30, 2019 is as follows:

	Number of RSUs or MRSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	685,383	11	N/A
RSUs subject to milestone based vesting	55,000	N/A	N/A
MRSUs with vesting based on $22 share price	106,000	N/A	Apr - Dec 2019

At September 30, 2019, 685,383 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 11 months.  In addition,  55,000 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.   The MRSUs in issue at September 30, 2019 comprised 106,000 MRSUs which will vest between April 1, 2019 and December 31, 2019 if the Company’s ordinary share price exceeds $22 for 20 consecutive days in this period.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax expense at statutory rate	$—	$—	$—	$—
Foreign tax rate differential	(679)	(1,307)	(1,599)	(2,369)
Increase in valuation allowance against deferred tax assets	693	1,318	1,626	2,391
Provision for income tax	$14	$11	$27	$22

Significant components of deferred tax are as follows:

	September 30, 2019	March 31, 2019
Provisions and reserves	$1,426	$1,442
Fixed asset basis difference	23	34
Net operating loss carry forwards	18,956	17,330
Gross deferred tax assets	$20,405	$18,806
Net deferred tax asset	$20,405	$18,806
Valuation allowance	(19,827)	(18,201)
Total	$578	$605

The balance sheet classification of deferred tax is as follows:

	September 30, 2019	March 31, 2019
Net noncurrent deferred tax assets	$578	$605
Total	$578	$605

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances has not been recorded in the financial statements as at September 30, 2019. If the transfer of the allowances was regarded as being effective at September 30, 2019, the financial statements would reflect an additional deferred tax expense of $1,023 and an equivalent deferred tax liability. The Company will continue to monitor the position regarding the effectiveness of the election to transfer the allowances in order to determine whether the deferred tax liability should be recorded.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Employer service cost	$450	$400	$906	$795
Interest cost	31	39	62	77
Expected return on plan assets	(31)	(33)	(62)	(66)
Amortization of prior service credit	(5)	(4)	(11)	(7)
Amortization of net loss	53	39	107	78
Net pension cost	$498	$441	$1,002	$877

The employer contributions for the six month periods ended September 30, 2019 and September 30, 2018 were $638 and $569, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2020 are $1,208.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share:

	Quarter ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(26,990)	$(27,362)	$(50,561)	$(52,538)
Net loss available to ordinary shareholders - basic and diluted	$(26,990)	$(27,362)	$(50,561)	$(52,538)
Denominator:
Weighted-average shares outstanding - basic and diluted	66,291,548	52,059,037	66,185,501	48,944,896
Loss per share - basic and diluted	$(0.41)	$(0.53)	$(0.76)	$(1.07)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2019 and September 30, 2018 as their inclusion would have been anti-dilutive:

	September 30, 2019	September 30, 2018
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,815,417	2,099,306
Restricted share units awarded, including the multi-year performance related restricted share units	846,383	1,071,256
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $0.01 per share	—	550,000
	2,837,325	3,896,087

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million, which amounted to $4.4 million at September 30, 2019 and $4.7 million at March 31, 2019, and is included within other non-current assets in the consolidated balance sheets. In March 2015, the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of September 30, 2019, an operating lease right-of-use asset of $21,305 and an operating lease liability of $22,630 (including a current portion of $2,822) were reflected on the condensed consolidated balance sheet. As of September 30, 2019, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,642. An associated finance lease liability of $1,063 (including a current portion of $443) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

	Quarter ended	Six months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$908	$1,810
Finance lease cost
Amortization of right-of-use asset	54	109
Interest on lease liabilities	27	55
Short-term lease cost	17	34
Total lease cost	$1,006	$2,008

Other information related to leases was as follows:

Six months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$1,476
Finance leases - finance cash flows	$210
Finance leases - operating cash flows	$44
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,625
Right-of-use assets obtained in exchange for new finance lease liabilities	$28

As at September 30, 2019
Weighted average remaining lease terms (in years)
Operating leases	30.4
Finance leases	2.4
Weighted average discount rate
Operating leases	10.0%
Finance leases	7.4%

Future lease payments required under non-cancellable operating leases in effect as of September 30, 2019 were as follows:

September 30, 2019
2020 (excluding the six months ended September 30, 2019)	$1,637
2021	3,052
2022	3,036
2023	3,004
2024	3,009
Thereafter	68,790
Total lease payments	$82,528
Less : imputed interest	(59,898)
Total operating lease liabilities	$22,630

Future lease payments required under finance leases in effect as of September 30, 2019 were as follows:

September 30, 2019
2020 (excluding the six months ended September 30, 2019)	$253
2021	408
2022	325
2023	196
Total lease payments	$1,182
Less : imputed interest	(119)
Total finance lease liabilities	$1,063

The Company adopted ASU 2016-02 on April 1, 2019 and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancellable operating leases in effect as of March 31, 2019 were as follows:

March 31, 2019
2020	$3,387
2021	1,861
2022	1,858
2023	1,830
2024	1,841
Thereafter	71,507
Total minimum future lease payments	$82,284

Future annual lease payments required under finance leases in effect as of March 31, 2019 were as follows:

March 31, 2019
2020	471
2021	369
2022	306
2023	190
Thereafter	—
Total minimum future lease payments	$1,336

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

The information set forth and discussed below for the quarters and six month periods ended September 30, 2019 and September 30, 2018 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with 419 employees in the United Kingdom, Switzerland and the United States, as of September 30, 2019. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 44% of total revenue during the six month ended September 30, 2019 and 51% during the six month period ended September 30, 2018.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2019, we had an accumulated deficit of $431.2 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the commercialization of MosaiQ. For the six month period ended September 30, 2019, our total revenue was $16.0 million and our net loss was $50.6 million.

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

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at September 30, 2019.

On May 31, 2019, we entered into an Open Market Sale Agreement, or the “Sale Agreement”, with Jefferies LLC, as sales agent and/or principal, or “Jefferies”, pursuant to which we may issue and sell from time to time up to an aggregate of $80 million of our ordinary shares, or the “Maximum Program Amount”. Sales of the shares, if any, pursuant to the Sale Agreement, may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Market, or any other existing trading market for our ordinary shares, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions with our consent at market prices prevailing at the time of sale or prices related to such prevailing market prices, and/or any other method permitted by law. Under the terms of the Sale Agreement, we will pay Jefferies a commission equal to 3% of the gross proceeds of the shares sold through it under the Sale Agreement.

We have no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. In addition, the Maximum Program Amount is subject to adjustment pursuant to the terms of the Sales Agreement under certain circumstances, including based on the number or dollar amount of shares that are registered under our Registration Statement on Form S-3 (File No. 333-226800) and the number or dollar amount of shares that we are permitted to sell thereunder. We intend to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At September 30, 2019, no shares had been issued or sold under the Sale Agreement.

As of September 30, 2019, we had available cash, cash equivalents and short-term investments of $72.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

•	European Commercialization – following the CE mark for our initial IH microarray, we have commenced a hypercare launch with four of ten selected customers.
•

Ongoing Microarray Menu Development – our planned activities for the expansion of our IH and Serological Disease Screening, or “SDS”, testing menus continue during the second half of calendar year 2019 and include the completion of the validation and verification concordance study for the expanded IH microarray menu which we announced in October 2019.

•

Field Trials – we expect to commence European field trials with our expanded IH microarray menu in the fourth quarter of calendar year 2019 with U.S. field trial activity starting shortly thereafter. We have completed U.S. field trial activity for our initial SDS microarray and expect to commence European and U.S. field trials for our expanded SDS microarray in the first half of calendar year 2020.

•

Ongoing Regulatory Approval Process – we completed a CE mark submission for our initial SDS microarray on June 30, 2019.  We expect to file U.S. regulatory approval for our initial SDS microarray during the fourth quarter of calendar year 2019. U.S. and European regulatory submissions for our expanded IH microarray are expected during the first half of calendar year 2020 and for our expanded SDS microarray in the second half of calendar year 2020.

Ortho Distribution and Supply Agreement

You should read the following update regarding our distribution and supply agreement with Ortho-Clinical Diagnostics, Inc. (or Ortho) in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

We have a distribution and supply agreement with Ortho to sell and distribute MosaiQ Microarrays in certain markets, which we refer to as the Ortho Agreement. To date, we have realized no revenue under the Ortho Agreement. On September 27, 2019, we notified Ortho that it has materially breached certain of its obligations under the Ortho Agreement and that, if Ortho does not cure these breaches within 60 days from the date of our notice, we will have the right to terminate the Ortho Agreement. Ortho has advised us that it disagrees that it has breached the Ortho Agreement and has proposed the parties renegotiate the terms of the agreement. Under the Ortho Agreement, both we and Ortho have the right to refer disputes to arbitration. As of the date of this report, neither we nor Ortho have done so. We intend to continue good faith discussions with Ortho regarding this matter.  However, due its ongoing nature, we cannot predict what actions we or Ortho may take or the impact it may have on our business, results of operations or financial condition, including our conventional reagent business with Ortho.

Our initial MosaiQ IH Microarray and our second, expanded MosaiQ IH Microarray are being developed for the donor testing market, with our initial focus being on Europe and the United States, while our third MosaiQ IH Microarray is being developed for the patient testing market. Under the Ortho Agreement, in Europe and the United States, we retain the rights to the donor testing market and Ortho has rights in the patient testing market. If we were to terminate the Ortho Agreement, we expect we would explore all available options for commercializing our MosaiQ IH Microarrays in the patient testing market. We do not know whether we would be successful in exploring such options, and to date we have not pursued them.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 70% and 67% for the six month periods ended September 30, 2019 and September 30, 2018, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the Secured Notes and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting note holders, as applicable, of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes in the six month period ended September 30, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Results of Operations

Comparison of the Quarters ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$7,096	90%	$6,247	100%	$849	14%
Other revenues	750	10%	—	0%	750	—
Total revenue	7,846	100%	6,247	100%	1,599	26%
Cost of revenue	3,970	51%	4,552	73%	(582)	-13%
Gross profit	3,876	49%	1,695	27%	2,181	129%
Operating expenses:
Sales and marketing	2,253	29%	1,845	30%	408	22%
Research and development	13,083	167%	12,998	208%	85	1%
General and administrative	6,981	89%	7,916	127%	(935)	-12%
Total operating expenses	22,317	284%	22,759	364%	(442)	-2%
Operating loss	(18,441)	-235%	(21,064)	-337%	2,623	-12%
Other income (expense):
Interest expense, net	(7,291)	-93%	(5,819)	-93%	(1,472)	25%
Other, net	(1,244)	-16%	(468)	-7%	(776)	166%
Total other expense, net	(8,535)	-109%	(6,287)	-101%	(2,248)	36%
Loss before income taxes	(26,976)	-344%	(27,351)	-438%	375	-1%
Provision for income taxes	(14)	—	(11)	—	(3)	—
Net loss	$(26,990)	-344%	$(27,362)	-438%	$372	-1%

Revenue

Total revenue and product sales for the quarter ended September 30, 2019 increased by 26% to $7.8 million, compared with $6.2 million for the quarter ended September 30, 2018. The increase in total revenue was due to $0.7 million of other revenues arising from the achievement of product development milestones in the quarter ended September 30, 2019 and an increase of 14% in product sales.  The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 71% of product sales for the quarter ended September 30, 2019, compared with 70% for the quarter ended September 30, 2018.

The table below sets forth revenue by product group:

	Quarter ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$4,696	60%	$4,378	70%	$318	7%
Product sales - direct customers and distributors	$2,400	31%	1,869	30%	531	28%
Other revenues	750	10%	—	0%	750	—
Total revenue	$7,846	100%	$6,247	100%	$1,599	26%

OEM Sales. Product sales to OEM customers increased 7% to $4.7 million for the quarter ended September 30, 2019, compared with $4.4 million for the quarter ended September 30, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.4 million for the quarter ended September 30, 2019 increased by $0.5 million compared with $1.9 million for the quarter ended September 30, 2018. This increase was due to increased direct sales in the United States which increased to $2.3 million in the quarter ended September 30, 2019 from $1.8 million in the quarter ended September 30, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the quarter ended September 30, 2019 consisted of product development fees which arose as a result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. There were no other revenues in the quarter ended September 30, 2018.

Cost of revenue and gross margin

Cost of revenue decreased by 13% to $4.0 million for the quarter ended September 30, 2019, compared with $4.6 million for the quarter ended September 30, 2018. In the quarter ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. We completed the relocation at the start of 2019 and we no longer bear any costs related to our previous facility in Edinburgh. This decrease in cost of revenue was partially offset by incremental costs associated with the 14% increase in product sales in the quarter ended September 30, 2019.

Gross profit on total revenue for the quarter ended September 30, 2019 was $3.9 million, compared with $1.7 million for the quarter ended September 30, 2018.  The increase was attributable to $0.7 million of other revenue in the quarter ended September 30, 2019 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.1 million for the quarter ended September 30, 2019 compared with $1.7 million for the quarter ended September 30, 2018. This increase was due to the gross profit on increased sales to existing customers and the impact of recently launched new products.  In addition, as described above, in the quarter ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. Gross margin on product sales, which excludes other revenues, was 44% for the quarter ended September 30, 2019 compared with 27% for the quarter ended September 30, 2018.

Sales and marketing expenses

Sales and marketing expenses were $2.3 million for the quarter ended September 30, 2019, compared with $1.8 million for the quarter ended September 30, 2018. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 29% for the quarter ended September 30, 2019 compared to 30% for the quarter ended September 30, 2018.

Research and development expenses

	Quarter ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,706	162%	$12,676	203%	$30	0%
Other research and development	458	6%	381	6%	77	20%
Tax credits	(81)	-1%	(59)	-1%	(22)	38%
Total research and development expenses	$13,083	167%	$12,998	208%	$85	1%

Research and development expenses increased by 1% to $13.1 million for the quarter ended September 30, 2019, compared with $13.0 million for the quarter ended September 30, 2018. Our research and development expenses included an expense of $1.0 million in the quarter ended September 30, 2019 and an expense of $0.5 million in the quarter ended September 30, 2018 related to the costs of our intellectual property license with TTP for MosaiQ. Excluding these intellectual property license costs, our research and development expenses for the quarter ended September 30, 2019 decreased compared to the quarter ended September 30, 2018 as a result of reduced overall expenditure as the initial development of MosaiQ nears completion.

General and administrative expenses

General and administrative expenses decreased by 12% to $7.0 million for the quarter ended September 30, 2019, compared with $7.9 million for the quarter ended September 30, 2018. In the quarter ended September 30, 2018, we incurred approximately $0.8 million of advisory fees and costs associated with the relocation of our conventional reagents manufacturing operations to our new Biocampus facility, which did not recur in the quarter ended September 30, 2019.   We recognized $1.0 million of stock compensation expense in the quarter ended September 30, 2019 compared with $1.2 million in the quarter ended September 30, 2018. As a percentage of total revenue, general and administrative expenses were 89% for the quarter ended September 30, 2019 and 127% for the quarter ended September 30, 2018.

Other income (expense)

Net interest expense was $7.3 million for the quarter ended September 30, 2019, compared with $5.8 million for the quarter ended September 30, 2018. Interest expense in the quarter ended September 30, 2019 included $4.3 million of interest charges on our Secured Notes compared with $3.6 million in the quarter ended September 30, 2018.  The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the quarters ended September 30, 2019 and September 30, 2018 included amortization of deferred debt issue costs of $2.9 million and $1.9 million, respectively, which included, in the 2019 period, the amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016 and June 2018. The additional royalty rights agreements entered into in December 2018 and May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 2% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2019 and September 30, 2018. In addition, in the quarter ended September 30, 2019 we realized interest income of $0.3 million on our short-term money market investments.

Other, net in the quarter ended September 30, 2019 was comprised of $1.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $0.5 million of foreign exchange losses for the quarter ended September 30, 2018.

Provision for income taxes

Provision for income taxes in the quarter ended September 30, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Comparison of the Six Month Periods ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$15,265	95%	$14,111	100%	$1,154	8%
Other revenues	750	5%	19	0%	731	3847%
Total revenue	16,015	100%	14,130	100%	1,885	13%
Cost of revenue	8,534	53%	8,617	61%	(83)	-1%
Gross profit	7,481	47%	5,513	39%	1,968	36%
Operating expenses:
Sales and marketing	4,833	30%	4,126	29%	707	17%
Research and development	24,736	154%	25,568	181%	(832)	-3%
General and administrative	14,776	92%	15,420	109%	(644)	-4%
Total operating expenses	44,345	277%	45,114	319%	(769)	-2%
Operating (loss)	(36,864)	-230%	(39,601)	-280%	2,737	-7%
Other income (expense):
Interest expense, net	(13,376)	-84%	(8,935)	-63%	(4,441)	50%
Other, net	(294)	-2%	(3,980)	-28%	3,686	-93%
Total other expense, net	(13,670)	-85%	(12,915)	-91%	(755)	6%
Loss before income taxes	(50,534)	-316%	(52,516)	-372%	1,982	-4%
Provision for income taxes	(27)	0%	(22)	—	(5)	100%
Net loss	$(50,561)	-316%	$(52,538)	-372%	$1,977	-4%

Revenue

Total revenue and product sales for the six month period ended September 30, 2019 increased by 13% to 16.0 million, compared with $14.1 million for the six month period ended September 30, 2018. The increase in total revenue was due to $0.7 million of other revenues arising from the achievement of product development milestones in the six month period ended September 30, 2019 and an increase of 8% in product sales. Products sold by standing purchase order were 70% of product sales for the six month period ended September 30, 2019, compared with 67% for the six month period ended September 30, 2018.

The table below sets forth revenue by product group:

	Six months ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$10,431	65%	$10,025	71%	$406	4%
Product sales - direct customers and distributors	4,834	30%	4,086	29%	748	18%
Other revenues	750	5%	19	0%	731	—
Total revenue	$16,015	100%	$14,130	100%	$1,885	13%

OEM Sales. Product sales to OEM customers increased 4% to $10.4 million for the six month period ended September 30, 2019, compared with $10.0 million for the six month period ended September 30, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $4.8 million for the six month period ended September 30, 2019 increased by $0.7 million compared with $4.1 million for the six month period ended September 30, 2018. This increase was due to increased direct sales in the United States which increased to $4.4 million in the six month period ended September 30, 2019 from $3.6 million in the six month period ended September 30, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the six month period ended September 30, 2019 consisted of product development fees, which arose as a result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. Other revenues in the six month period ended September 30, 2018 consisted of sales of ancillary products related to the MosaiQ instruments, which we sold to a development partner in the year ended March 31, 2018, and sales of licenses to use our conventional reagents products.

Cost of revenue and gross margin

Cost of revenue decreased by 1% to $8.5 million for the six month period ended September 30, 2019, compared with $8.6 million for the six month period ended September 30, 2018. In the six month period ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. We completed the relocation at the start of 2019 and we no longer bear any costs related to our previous facility in Edinburgh. This decrease in cost of revenue was partially offset by incremental costs associated with the 8% increase in product sales in the six month period ended September 30, 2019.

Gross profit on total revenue for the six month period ended September 30, 2019 was $7.5 million, compared with $5.5 million for the six month period ended September 30, 2018.  The increase was attributable to $0.7 million of other revenues in the six month period ended September 30, 2019 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $6.7 million for the six month period ended September 30, 2019 compared with $5.5 million for the six month period ended September 30, 2018. This increase was due to the gross profit on increased sales to existing customers and the impact of recently launched new products.  In addition, as described above, in the six month period ended September 30, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. Gross margin on product sales, which excludes other revenues, was 44% for the six month period ended September 30, 2019 compared with 39% for the six month period ended September 30, 2018.

Sales and marketing expenses

Sales and marketing expenses were $4.8 million for the six month period ended September 30, 2019, compared with $4.1 million for the six month period ended September 30, 2018. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 30% for the six month period ended September 30, 2019 compared to 29% for the six month period ended September 30, 2018.

Research and development expenses

	Six months ended September 30,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$23,767	148%	$24,940	177%	$(1,173)	-5%
Other research and development	1,135	7%	747	5%	388	52%
Tax credits	(166)	-1%	(119)	-1%	(47)	—
Total research and development expenses	$24,736	154%	$25,568	181%	$(832)	-3%

Research and development expenses decreased by 3% to $24.7 million for the six month period ended September 30, 2019, compared with $25.6 million for the six month period ended September 30, 2018.  Our research and development expenses included an expense of $1.0 million in the six month period ended September 30, 2019 and an expense of $0.5 million in the six month period ended September 30, 2018 related to the costs of our intellectual property license with TTP for MosaiQ. The decrease in research and development expenses reflected reduced overall expenditure as the initial development of MosaiQ nears completion offset by this increase in intellectual property license costs.

General and administrative expenses

General and administrative expenses decreased by 4% to $14.8 million for the six month period ended September 30, 2019, compared with $15.4 million for the six month period ended September 30, 2018. In the six month period ended September 30, 2018 we incurred approximately $0.7 million of costs associated with the relocation of our conventional reagents manufacturing operations to our new Biocampus facility, which did not recur in the six month period ended September 30, 2019. We recognized $2.2 million of stock compensation expense in the six month period ended September 30, 2019 compared with $2.5 million in the six month period ended September 30, 2018. As a percentage of total revenue, general and administrative expenses were 92% for the six month period ended September 30, 2019 and 109% for the six month period ended September 30, 2018.

Other income (expense)

Net interest expense was $13.4 million for the six month period ended September 30, 2019, compared with $8.9 million for the six month period ended September 30, 2018. Interest expense in the six month period ended September 30, 2019 included $8.4 million of interest charges on our Secured Notes compared with $6.1 million in the six month period ended September 30, 2018.  The increase was due to the additional issuances of $36 million of Secured Notes on June 29, 2018 and $25 million of Secured Notes on May 15, 2019. Interest expense in the six month periods ended September 30, 2019 and September 30, 2018 included amortization of deferred debt issue costs of $5.0 million and $2.2 million, respectively, which included, in the 2019 period, the amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016 and June 2018. The additional royalty rights agreements entered into in December 2018 and May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 2% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2019 and September 30, 2018. In addition, in the six month period ended September 30, 2019 we realized interest income of $0.6 million on our short-term money market investments.

Other, net in the six month period ended September 30, 2019 was comprised of $0.3 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $4.0 million of foreign exchange losses for the six month period ended September 30, 2018.

Provision for income taxes

Provision for income taxes in the six month period ended September 30, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2019, we had an accumulated deficit of $431.2 million. During the six month period ended September 30, 2019, we incurred a net loss of $50.6 million and used $42.7 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2019 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of the Secured Notes.

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at September 30, 2019.

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

We have no obligation to sell any of the shares under the Sale Agreement, and may at any time suspend offers under the Sale Agreement upon proper notice to Jefferies or terminate the Sale Agreement upon one trading day’s written notice. In addition, the Maximum Program Amount is subject to adjustment pursuant to the terms of the Sales Agreement under certain circumstances, including based on the number or dollar amount of shares that are registered under our Registration Statement on Form S-3 (File No. 333-226800) and the number or dollar amount of shares that we are permitted to sell thereunder. We intend to use the net proceeds of the offering to fund the ongoing scale up and commercialization of MosaiQ and for working capital and other general corporate purposes. At September 30, 2019, no shares had been issued or sold under the Sale Agreement.

As of September 30, 2019, we had available cash, cash equivalents and short-term investments of $72.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Six Month Periods ended September 30, 2019 and 2018

Operating activities

Net cash used in operating activities was $42.7 million during the six month period ended September 30, 2019, which included net losses of $50.6 million offset by non-cash items of $14.4 million. Non-cash items were depreciation and amortization expense of $6.1 million, share-based compensation expense of $2.2 million, Swiss pension costs of $0.4 million, amortization of deferred debt issue costs of $5.0 million, and accrued preference share dividends of $0.5 million and deferred lease rentals of $0.2 million. We also experienced a net cash outflow of $6.5 million from changes in operating assets and liabilities during the period, consisting of a $0.1 million reduction in accounts payable and accrued liabilities, a $1.8 million reduction in accrued compensation and benefits, a $1.2 million increase in accounts receivable, a $2.9 million increase in inventories and a $0.6 million increase in other assets.

Net cash used in operating activities was $41.1 million during the six month period ended September 30, 2018, which included net losses of $52.5 million offset by non-cash items of $12.1 million. Non-cash items were depreciation and amortization expense of $6.4 million, share-based compensation expense of $2.5 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $2.2 million, accrued preference share dividends of $0.5 million and deferred lease rentals of $0.2 million. We also experienced a net cash outflow of $0.7 million from changes in operating assets and liabilities during the period, consisting of a $3.9 million reduction in accounts payable and accrued liabilities and a $0.7 million reduction in accrued compensation and benefits, offset by a $0.2 million decrease in accounts receivable, a $0.3 million decrease in inventories and a $3.4 million decrease in other assets.

Investing activities

Net cash generated from investing activities was $21.4 million for the six month period ended September 30, 2019 compared to $60.6 million of net cash used in investing activities for the six month period ended September 30, 2018. We spent $2.6 million on purchases of property and equipment in the six month ended September 30, 2019, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. Purchases of property and equipment in the six month ended September 30, 2018 were $1.6 million, which was mainly related to the payment of final costs related to the construction of our new Biocampus conventional reagents manufacturing facility. We also realized $23.9 million net from our short-term money market investments in the six month period ended September 30, 2019 compared with an increase of $59.0 million in the short-term money market investments in the six month period ended September 30, 2018.

Financing activities

Net cash provided by financing activities was $24.2 million during the six month ended September 30, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019 and $0.4 million from the exercise of share options, offset by $0.2 million of repayments on finance leases. Net cash provided by financing activities was $83.8 million during the six month period ended September 30, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018 and $49.2 million of proceeds from the issuance of ordinary shares (including in connection with the exercise of warrants and share options), offset by $0.2 million of repayments on finance leases.

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

As of September 30, 2019, we had available cash, cash equivalents and short-term investments of $72.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•

Ortho’s progress in commercializing MosaiQ for the patient testing market and, if we were to terminate the Ortho Agreement, our ability to explore successfully available options for commercializing MosaiQ in this market;

•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances and the issuance of new equity. We expect additional financing to be available from these funding sources, and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2019.

On May 15, 2019, we issued an additional $25 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. As a result of these transactions, the aggregate amounts payable under the Secured Notes is $145.0 million, with zero due in less than a year, $42.3 million due in 1-3 years and $102.7 million due in 3-5 years. Interest payments due on the Secured Notes total $65.7 million with $17.2 million due in less than a year, $32.6 million due in 1-3 years and $15.9 million due in 3-5 years. The aggregate estimated amount payable in connection with the royalty rights agreements is $103.2 million, with zero due in less than a year, $4.5 million due in 1-3 years, $20.5 million due in 3-5 years and $78.2 million due in more than 5 years.

We note that the capital leases referred to in the summary of our contractual obligations in our Annual Report on Form 10-K are now accounted for as finance leases under current GAAP; however, the nature of these obligations has not changed. There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2019 and September 30, 2019.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the six month period ended September 30, 2019 or in the year ended March 31, 2019.

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

Cash, cash equivalents and cash reserve account. At September 30, 2019, we had cash and cash equivalents of $5.8 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At September 30, 2019, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2019, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.9 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.9 million. Based on our assets and liabilities held in Swiss Francs at September 30, 2019, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.2 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.2 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019.

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the legislative and trade policy agenda of President Donald Trump and the referendum in the United Kingdom in which voters approved an exit from the European Union, commonly referred to as "Brexit," are uncertain.  These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade.  Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. In addition, these developments, or continuing uncertainty surrounding these developments, could result in significant financial market volatility, and could also exacerbate, or result in, a slow-down of growth in global, local and U.S. economies, which could have a material adverse effect on our operating performance and the market price of our ordinary shares.

Efforts to repeal and replace the U.S. Patient Protection and Affordable Care Act, or the PPACA, have been ongoing since the 2016 election, but it is unclear if these efforts will be successful.  Since January 2017, President Trump has signed two Executive Orders to delay, circumvent or loosen the implementation of certain requirements mandated by the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA.  In addition, as part of the December 2017 Tax Cuts and Jobs Act, the "individual mandate," which required individuals to purchase insurance, was repealed.  The PPACA significantly impacts the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Our conventional reagent products are manufactured in Scotland and our MosaiQ Instruments and Microarrays are manufactured in Germany and Switzerland, respectively.  In the United States, President Trump's administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, concerns regarding trade relations between the United States and China have escalated during calendar 2019, as both countries imposed significant tariffs on the importation of certain product categories. While it is not possible to predict whether or when any additional changes will occur or what form they may take, the implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations, which could also negatively impact our financial performance.

As a result of the Brexit referendum, the United Kingdom and the European Union continue to be involved in a negotiation process to determine the future terms of the United Kingdom's relationship with the European Union, and it appears likely that these negotiations will continue to be lengthy.  For example, while the U.K. government and the European Union had negotiated an agreement by which the United Kingdom would withdraw from the European Union and the European Union had approved this withdrawal agreement, the British Parliament has rejected this withdrawal agreement several times.  The U.K. government and the European Union have subsequently renegotiated parts of the withdrawal agreement, but the British Parliament has postponed voting on the revised agreement.  Furthermore, the date for the United Kingdom's exit from the European Union, which was originally scheduled for March 29, 2019, has been postponed several times, most recently to January 31, 2020.

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
10.1

Offer dated September 4, 2019 to vary the missives between Quotient Biocampus Limited (“Quotient”) and Roslin Assets Limited (“Roslin”) in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian

10.2

Acceptance dated September 4, 2019 of offer to vary the missives between Quotient Biocampus Limited (“Quotient”) and Roslin Assets Limited (“Roslin”) in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

QUOTIENT LIMITED

Date: November 4, 2019	/s/ Franz Walt
Franz Walt Chief Executive Officer