Form 10-Q
period 2019-12-31
Quotient Ltd
filed 2020-02-04
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 31, 2020, there were 80,311,796 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•	the continuing development, regulatory approval and commercialization of MosaiQTM ;
•

the design of blood grouping and disease screening capabilities of MosaiQ, the potential for the expansion of our MosaiQ technology into the larger clinical diagnostics market and the benefits of MosaiQ for both customers and patients;

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	the effects of competition;
•	the expected outcome or impact of pending or threatened arbitration or litigation, including our ongoing dispute with Ortho-Clinical Diagnostics Inc., or Ortho;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the status of our business relationship with Ortho;
•

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next twelve months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended March 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,664	$4,096
Short-term investments	133,371	90,729
Trade accounts receivable, net	5,037	3,348
Inventories	19,791	15,551
Prepaid expenses and other current assets	3,856	3,202
Total current assets	166,719	116,926
Restricted cash	9,015	7,507
Property and equipment, net	43,425	47,293
Operating lease right-of-use assets	22,798	—
Intangible assets, net	687	751
Deferred income taxes	564	605
Other non-current assets	4,747	4,688
Total assets	$247,955	$177,770
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,513	$5,936
Accrued compensation and benefits	5,899	6,149
Accrued expenses and other current liabilities	12,839	12,458
Current portion of operating lease liability	3,157	—
Current portion of deferred lease rental benefit	—	435
Current portion of finance lease obligation	522	471
Total current liabilities	25,930	25,449
Long-term debt, less current portion	153,717	121,855
Operating lease liability, less current portion	21,139	—
Deferred lease rental benefit, less current portion	—	1,144
Finance lease obligation, less current portion	950	865
Defined benefit pension plan obligation	7,998	7,368
7% Cumulative redeemable preference shares	20,163	19,375
Total liabilities	229,897	176,056
Commitments and contingencies	—	—
Shareholders' equity:
Ordinary shares (nil par value) 80,256,946 and 65,900,447 issued and outstanding at December 31, 2019 and March 31, 2019 respectively	459,686	368,958
Additional paid in capital	32,040	28,665
Accumulated other comprehensive loss	(14,960)	(14,884)
Accumulated deficit	(458,708)	(381,025)
Total shareholders' equity	18,058	1,714
Total liabilities and shareholders' equity	$247,955	$177,770

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Product sales	$7,636	$6,723	$22,901	$20,834
Other revenues	305	—	1,055	19
Total revenue	7,941	6,723	23,956	20,853
Cost of revenue	(4,532)	(4,186)	(13,067)	(12,803)
Gross profit	3,409	2,537	10,889	8,050
Operating expenses:
Sales and marketing	(2,290)	(2,233)	(7,123)	(6,359)
Research and development, net of government grants	(14,160)	(11,788)	(38,895)	(37,356)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,196)	(1,073)	(3,375)	(3,576)
Other general and administrative expenses	(8,120)	(6,471)	(20,717)	(19,388)
Total general and administrative expense	(9,316)	(7,544)	(24,092)	(22,964)
Total operating expense	(25,766)	(21,565)	(70,110)	(66,679)
Operating loss	(22,357)	(19,028)	(59,221)	(58,629)
Other income (expense):
Interest expense, net	(7,008)	(5,679)	(20,384)	(14,614)
Other, net	1,894	(1,536)	1,600	(5,516)
Other expense, net	(5,114)	(7,215)	(18,784)	(20,130)
Loss before income taxes	(27,471)	(26,243)	(78,005)	(78,759)
Provision for income taxes	(14)	(11)	(41)	(33)
Net loss	$(27,485)	$(26,254)	$(78,046)	$(78,792)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$487	$41	$209	$(320)
Change in unrealized gain on short-term investments	148	169	342	416
Foreign currency gain (loss)	254	(176)	(771)	554
Provision for pension benefit obligation	48	35	144	107
Other comprehensive income (loss), net	937	69	(76)	757
Comprehensive loss	$(26,548)	$(26,185)	$(78,122)	$(78,035)
Net loss available to ordinary shareholders - basic and diluted	$(27,485)	$(26,254)	$(78,046)	$(78,792)
Loss per share - basic and diluted	$(0.37)	$(0.46)	$(1.14)	$(1.53)
Weighted-average shares outstanding - basic and diluted	73,768,845	56,619,356	68,722,475	51,512,352

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2019	66,366,706	$369,335	$30,844	$(15,897)	$(431,223)	$(46,941)
Issue of shares, net of issue costs of $6,227	13,800,000	$90,373				90,373
Issue of shares upon exercise of incentive share options and vesting of RSUs	90,240	(22)	—	—	—	(22)
Net loss	—	—	—	—	(27,485)	(27,485)
Change in the fair value of foreign currency cash flow hedges	—	—	—	487	—	487
Change in unrealized gain on short- term investments	—	—	—	148	—	148
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(7,435)	—	(7,435)
Retranslation of foreign entities	—	—	—	7,689	—	7,689
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	937	—	937
Stock-based compensation	—	—	1,196	—	—	1,196
December 31, 2019	80,256,946	$459,686	$32,040	$(14,960)	$(458,708)	$18,058

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares, net of issue costs of $6,227	13,800,000	90,373	—	—	—	90,373
Issue of shares upon exercise of incentive share options and vesting of RSUs	556,499	355	—	—	—	355
Net loss	—	—	—	—	(78,046)	(78,046)
Change in the fair value of foreign currency cash flow hedges	—	—	—	209	—	209
Change in unrealized gain on short- term investments	—	—	—	342	—	342
Foreign currency gain (loss) on:	—	—	—	—	—	—
Long-term investment nature intra-entity balances	—	—	—	2,972	—	2,972
Retranslation of foreign entities	—	—	—	(3,743)	—	(3,743)
Provision for pension benefit obligation	—	—	—	144	—	144
Other comprehensive loss	—	—	—	(76)	—	(76)
Stock-based compensation	—	—	3,375	—	—	3,375
Cumulative effect of accounting changes	—	—	—	—	363	363
December 31, 2019	80,256,946	$459,686	$32,040	$(14,960)	$(458,708)	$18,058

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2018	54,229,503	$303,176	$26,211	$(15,946)	$(328,177)	$(14,736)
Issue of shares, net of issue costs of $4,497	10,615,385	64,503	—	—	—	64,503
Issue of shares upon exercise of incentive share options and vesting of RSUs	127,664	—	—	—	—	—
Net loss	—	—	—	—	(26,254)	(26,254)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	41	—	41
Unrealized gain on short-term investments	—	—	—	169	—	169
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	3,399	—	3,399
Retranslation of foreign entities	—	—	—	(3,575)	—	(3,575)
Provision for pension benefit obligation	—	—	—	35	—	35
Other comprehensive loss	—	—	—	69	—	69
Stock-based compensation	—	—	1,073	—	—	1,073
December 31, 2018	64,972,552	$367,679	$27,284	$(15,877)	$(354,431)	$24,655

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares, net of issue costs of $4,497	19,085,068	113,723	—	—	—	113,723
Issue of shares upon exercise of incentive share options and vesting of RSUs	241,060	22	—	—	—	22
Net loss	—	—	—	—	(78,792)	(78,792)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(320)	—	(320)
Unrealized gain on short-term investments	—	—	—	416	—	416
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	10,848	—	10,848
Retranslation of foreign entities	—	—	—	(10,294)	—	(10,294)
Provision for pension benefit obligation	—	—	—	107	—	107
Other comprehensive loss	—	—	—	757	—	757
Stock-based compensation	—	—	3,576	—	—	3,576
December 31, 2018	64,972,552	$367,679	$27,284	$(15,877)	$(354,431)	$24,655

The accompanying notes form an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(78,046)	$(78,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,996	9,503
Share-based compensation	3,375	3,576
Increase in deferred lease rentals	215	266
Swiss pension obligation	551	453
Amortization of deferred debt issue costs	7,736	4,097
Accrued preference share dividends	788	788
Deferred income taxes	41	33
Net change in assets and liabilities:
Trade accounts receivable, net	(1,638)	315
Inventories	(3,838)	147
Accounts payable and accrued liabilities	(2,268)	(5,076)
Accrued compensation and benefits	(268)	(664)
Other assets	(406)	3,833
Net cash used in operating activities	(64,762)	(61,521)
INVESTING ACTIVITIES:
Increase in short-term investments	(95,000)	(119,000)
Realization of short-term investments	52,700	21,883
Purchase of property and equipment	(3,941)	(3,047)
Purchase of intangible assets	—	(3)
Net cash used in investing activities	(46,241)	(100,167)
FINANCING ACTIVITIES:
Repayment of finance leases	(337)	(358)
Proceeds from drawdown of new debt	25,000	36,000
Debt issuance costs and fees paid to noteholders	(874)	(5,113)
Proceeds from issuance of ordinary shares and warrants	90,728	113,745
Net cash generated from financing activities	114,517	144,274
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,438)	4,187
Change in cash, cash equivalents and restricted cash	2,076	(13,227)
Beginning cash, cash equivalents and restricted cash	11,603	25,205
Ending cash, cash equivalents and restricted cash	$13,679	$11,978
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$15,959	$11,435
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,664	$4,468
Restricted cash	9,015	7,510
Total cash, cash equivalents and restricted cash	$13,679	$11,978

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2020 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $458.7 million as of December 31, 2019. At December 31, 2019 the Company had available cash holdings and short-term investments of $138.0 million. The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. All cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8.7 million and $7.2 million at December 31, 2019 and March 31, 2019, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $315 at December 31, 2019 and $307 at March 31, 2019 held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations hold all of the Company’s cash and cash equivalents as of December 31, 2019 and at March 31, 2019. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2019 and March 31, 2019. This customer represented 63% and 55% of the accounts receivable balances as of December 31, 2019 and March 31, 2019, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2019 and December 31, 2018. This customer represented 60% of total product sales for the nine month period ended December 31, 2019 and 59% for the nine month period ended December 31, 2018.

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

Inventory

Inventory is stated at the lower of standard cost (which approximates actual cost) or market, with cost determined on the first-in-first-out method. Accordingly, allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. No stock-based compensation cost was included in inventory as of December 31, 2019 and March 31, 2019.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2019 or December 31, 2018.

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

Pursuant to an Umbrella Supply Agreement with Ortho, the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2019, the Company recognized a milestone of $450 related to the submission to the FDA of an application to cover use of the products on an Ortho automation platform and during the nine month period ended December 31, 2019, the Company recognized further milestones totaling $1,050 related to the approval by the FDA of this application and a further FDA submission and approval related to the use of the products on another of Ortho’s automation platforms. There are no further milestone revenues due under this agreement.

In January 2015, the Company entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. Under the terms of this agreement, the Company was entitled to receive milestone payments upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. The Company had concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the projects that the development work would be successful, these milestones were substantive and the revenue would have been recognized when the milestones were achieved. The Company terminated this agreement effective as of December 27, 2019.

In the nine month period ended December 31, 2019, revenue recognized from performance obligations related to prior periods was not material and, at December 31, 2019, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach for share options and a barrier option pricing model for multi-year performance based restricted share units (“MRSUs”), both of which require the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their awards before exercising them (expected term), the estimated volatility of the Company’s publicly listed peers over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to awards that will ultimately not complete their vesting requirements (forfeitures).

Share Warrants

As of December 31, 2019, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain or contained any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ equity.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to the tax position.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of December 31, 2019, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

The results for the nine month period to December 31, 2019 reflect the adoption of ASU 2016-02 guidance while the results for the nine month period to December 31, 2018 and the year to March 31, 2019 were prepared under the guidance of the previous leasing standard (Accounting Standard Codification 840).  The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of comprehensive loss or consolidated statements of cash flows.

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

In the condensed consolidated statement of cash flows the non-cash amortization of deferred lease rental benefit and movements in other non-cash operating lease accruals in the nine month period ended December 31, 2018 has been retitled as increase in deferred lease rentals.

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

Note 3. Intangible Assets

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,596	$(2,596)	$—	—
Brands associated with acquired cell lines	535	(165)	370	27.7 years
Product licenses	904	(587)	317	3.7 years
Other intangibles	169	(169)	—	—
Total	$4,204	$(3,517)	$687	16.3years

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,564	$(2,564)	$—	—
Brands associated with acquired cell lines	529	(153)	376	28.4 years
Product licenses	890	(515)	375	4.2 years
Other intangibles	167	(167)	—	—
Total	$4,150	$(3,399)	$751	16.3 years

Note 4. Debt

Long-term debt comprises:

	December 31, 2019	March 31, 2019
Total debt	$145,000	$120,000
Less current portion	—	—
Long-term debt	$145,000	$120,000
Deferred debt costs and royalty liability, net of amortization	8,717	1,855
	$153,717	$121,855

The Company’s debt at December 31, 2019 was comprised of the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

At December 31, 2019, the outstanding debt was repayable as follows:

Within 1 year	$—
Between 1 and 2 years	24,167
Between 2 and 3 years	42,292
Between 3 and 4 years	48,333
Between 4 and 5 years	30,208
Total debt	$145,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2019	March 31, 2019
Raw materials	$9,227	$8,216
Work in progress	7,595	4,959
Finished goods	2,969	2,376
Total inventories	$19,791	$15,551

Inventory at December 31, 2019 included $7,520 of raw materials, $3,980 of work in progress and $641 of finished goods related to the MosaiQ project. Inventory at March 31, 2019 included $6,187 of raw materials and $2,311 of work in progress and $235 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2019	March 31, 2019
Plant and equipment	$56,440	$51,327
Leasehold improvements	32,411	32,047
Total property and equipment	88,851	83,374
Less: accumulated depreciation	(45,426)	(36,081)
Total property and equipment, net	$43,425	$47,293

Depreciation expenses were $2,901 and $3,058 in the quarters ended December 31, 2019 and December 31, 2018, respectively, and $8,923 and $9,428 in the nine month periods ended December 31, 2019 and 2018, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2019	March 31, 2019
Salary and related benefits	$200	$638
Accrued vacation	554	495
Accrued payroll taxes	1,639	1,316
Accrued incentive payments	2,250	3,700
Accrued termination and transition payments	1,256	—
Total accrued compensation and benefits	$5,899	$6,149

In the quarter ended December 31, 2019, the Company incurred termination benefit costs of $856 in respect of a restructuring of its operations. The Company expects to complete the restructuring during the quarter ended March 31, 2020.  In the quarter ended December 31, 2019 the Company also incurred transition benefit costs of $400 in respect of the transitional arrangements with its former group financial controller. No termination benefit or transition benefit costs were incurred in the quarter or nine month period ended December 31, 2018.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2019	March 31, 2019
Accrued legal and professional fees	$1,739	$405
Accrued interest	3,718	6,628
Goods received not invoiced	2,456	1,337
Accrued capital expenditure	1,256	801
Other accrued expenses	3,670	3,287
Total accrued expenses and other current liabilities	$12,839	$12,458

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 and purchase pounds sterling at £1:$1.3245 in each calendar month from January 2020 through March 2020, three contracts to sell $500 and purchase pounds sterling at £1:$1.30 in each calendar month from April 2020 through June 2020, three contracts to sell $500 and purchase pounds sterling at £1:$1.28 in each calendar month from July 2020 through September 2020 and three contracts to sell $500 and purchase pounds sterling at £:$1.2520 in each calendar month from October 2020 through December 2020 as hedges of its U.S. dollar denominated revenues.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$11,355	$—	$11,355
Short-term investments(2)	133,371	—	—	133,371
Foreign currency forward contracts(3)	$—	$146	$—	$146
Total assets measured at fair value	$133,371	$11,501	$—	$144,872

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$7	$—	$7
Total liabilities measured at fair value	$—	$7	$—	$7

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,416	$—	$10,416
Short-term investments(2)	90,729	—	—	90,729
Total assets measured at fair value	$90,729	$10,416	$—	$101,145

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70

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

Ortho Arbitration

The Company's subsidiaries, Quotient Suisse SA and QBD (QS-IP) Limited, are involved in an arbitration with Ortho related to the termination of the Company's former supply and distribution agreement with Ortho for the commercialization and distribution of certain MosaiQ products.  See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition,” for information regarding this agreement.  Ortho is seeking a declaration that the Company's subsidiaries do not have the right to terminate the agreement, specific performance of certain provisions of the agreement, and damages.  The Company is pursuing counterclaims against Ortho, including for damages.  Although the Company believes that Ortho's allegations are without merit, the Company cannot currently estimate a reasonably possible loss or range of loss for this arbitration due to the complexities and uncertainty surrounding the arbitration (including that the arbitration is in its early stages) and the nature of the claims.

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2019	March 31, 2019	Par value
Ordinary shares	80,256,946	65,900,447	$—
Total	80,256,946	65,900,447	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
7% Cumulative Redeemable Preference shares	666,665	666,665	$30.24	$29.06
Total	666,665	666,665

On November 12, 2019 the Company completed a public offering of 13,800,000 newly issued ordinary shares at $7.00 per share which raised $96.6 million of gross proceeds before underwriting discounts and other offering expenses of $6.2 million.

Effective as of November 13, 2019 the Company terminated its Open Market Sales Agreement with Jeffries LLC for the Company’s at-the-market public offering, or the Sales Agreement. The Company has not sold any ordinary shares pursuant to the Sales Agreement and the Company was not subject to any termination penalties related to the termination of the Sales Agreement.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options, multi-year performance based restricted share units (“MRSUs”) and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,196 and $1,073 in the quarters ended December 31, 2019 and December 31, 2018, respectively, and $3,375 and $3,576 in the nine month periods ended December 31, 2019 and December 31, 2018, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2019	1,936,397	$7.77	78
Granted	85,623	8.69	120
Exercised	(85,920)	4.70	—
Forfeited	(76,121)	12.84	—
Outstanding —December 31, 2019	1,859,979	$7.75	70
Exercisable — December 31, 2019	1,513,110	$7.91	63

The closing price of the Company’s ordinary shares on The Nasdaq Global Market at December 31, 2019 was $9.51.

The following table summarizes the options granted in the current financial year with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
July 16, 2019	28,517	$10.52	$10.52	$6.48
October 31, 2019	57,106	$7.78	$7.78	$4.90

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

A summary of the assumptions applicable to the share options issued in the current financial year is as follows:

	July 16, 2019	October 31, 2019
Risk-free interest rate	2.10%	1.77%
Expected lives (years)	6	6
Volatility	67.39%	70.14%
Dividend yield	—	—
Grant date fair value (per share)	$10.52	$7.78
Number granted	28,517	57,106

A summary of the RSUs in issue at December 31, 2019 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	726,839	11	N/A
RSUs subject to milestone based vesting	55,000	N/A	N/A

At December 31, 2019, 726,839 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 11 months.  In addition, 55,000 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Income tax expense at statutory rate	$—	$—	$—	$—
Foreign tax rate differential	(1,436)	(1,328)	(3,035)	(3,812)
Increase in valuation allowance against deferred tax assets	1,450	1,339	3,076	3,845
Provision for income tax	$14	$11	$41	$33

Significant components of deferred tax are as follows:

	December 31, 2019	March 31, 2019
Provisions and reserves	$1,484	$1,442
Fixed asset basis difference	44	34
Operating lease liability	3,994	—
Net operating loss carry forwards	20,313	17,330
Gross deferred tax assets	$25,835	$18,806
Operating lease right-of-use assets	$(3,994)	$—
Net deferred tax asset	$21,841	$18,806
Valuation allowance	(21,277)	(18,201)
Total	$564	$605

The balance sheet classification of deferred tax is as follows:

	December 31, 2019	March 31, 2019
Net noncurrent deferred tax assets	$564	$605
Total	$564	$605

In connection with the sale and leaseback transaction of the Biocampus facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances has not been recorded in the financial statements as at December 31, 2019. If the transfer of the allowances was regarded as being effective at December 31, 2019, the financial statements would reflect an additional deferred tax expense of $1,004 and an equivalent deferred tax liability. The Company will continue to monitor the position regarding the effectiveness of the election to transfer the allowances in order to determine whether the deferred tax liability should be recorded.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Employer service cost	$456	$388	$1,362	$1,183
Interest cost	31	38	93	115
Expected return on plan assets	(32)	(32)	(94)	(98)
Amortization of prior service credit	(6)	(4)	(17)	(11)
Amortization of net loss	54	38	161	116
Net pension cost	$503	$428	$1,505	$1,305

The employer contributions for the nine month periods ended December 31, 2019 and December 31, 2018 were $954 and $852, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2020 are $1,208.

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

The following table sets forth the computation of basic and diluted earnings per ordinary share:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(27,485)	$(26,254)	$(78,046)	$(78,792)
Net loss available to ordinary shareholders - basic and diluted	$(27,485)	$(26,254)	$(78,046)	$(78,792)
Denominator:
Weighted-average shares outstanding - basic and diluted	73,768,845	56,619,356	68,722,475	51,512,352
Loss per share - basic and diluted	$(0.37)	$(0.46)	$(1.14)	$(1.53)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2019 and December 31, 2018 as their inclusion would have been anti-dilutive:

	December 31, 2019	December 31, 2018
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,859,979	2,241,223
Restricted share units awarded, including the multi-year performance related restricted share units	781,839	1,085,752
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of warrants at $0.01 per share	—	550,000
	2,817,343	4,052,500

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million, which amounted to $4.7 million at December 31, 2019 and $4.7 million at March 31, 2019, and is included within other non-current assets in the consolidated balance sheets. In March 2015, the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of December 31, 2019, an operating lease right-of-use asset of $22,798 and an operating lease liability of $24,296 (including a current portion of $3,157) were reflected on the condensed consolidated balance sheet. As of December 31, 2019, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,975. An associated finance lease liability of $1,472 (including a current portion of $522) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

	Quarter ended	Nine months ended
	December 31, 2019	December 31, 2019
Operating lease cost	$950	$2,760
Finance lease cost
Amortization of right-of-use asset	230	565
Interest on lease liabilities	29	84
Short-term lease cost	18	52
Total lease cost	$1,227	$3,461

Other information related to leases was as follows:

Nine months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$2,270
Finance leases - finance cash flows	$337
Finance leases - operating cash flows	$84
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,160
Right-of-use assets obtained in exchange for new finance lease liabilities	$487

As at December 31, 2019
Weighted average remaining lease terms (in years)
Operating leases	30.2
Finance leases	2.2
Weighted average discount rate
Operating leases	10.1%
Finance leases	5.8%

Future lease payments required under non-cancellable operating leases in effect as of December 31, 2019 were as follows:

December 31, 2019
2020 (excluding the nine months ended December 31, 2019)	$897
2021	3,441
2022	3,426
2023	3,159
2024	3,164
Thereafter	73,695
Total lease payments	$87,782
Less : imputed interest	(63,486)
Total operating lease liabilities	$24,296

Future lease payments required under finance leases in effect as of December 31, 2019 were as follows:

December 31, 2019
2020 (excluding the nine months ended December 31, 2019)	$179
2021	578
2022	690
2023	207
2024	3
Thereafter	—
Total lease payments	$1,657
Less : imputed interest	(185)
Total finance lease liabilities	$1,472

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

13. Subsequent events

On January 3, 2020 the Company entered into a transition, separation and consultancy agreement with Christopher J. Lindop, its Chief Financial Officer. Under this agreement Mr. Lindop will resign his position as Chief Financial Officer with effect from February 5, 2020, and serve as an Executive Vice President until his retirement on May 31, 2020. Certain transitional benefit payments will be made to Mr. Lindop under the terms of his agreement. Peter Buhler will be appointed as Chief Financial Officer, effective as of February 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

The information set forth and discussed below for the quarters and nine month periods ended December 31, 2019 and December 31, 2018 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with 420 employees in the United Kingdom, Switzerland and the United States, as of December 31, 2019. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 44% of total revenue during the nine month ended December 31, 2019 and 50% during the nine month period ended December 31, 2018.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2019, we had an accumulated deficit of $458.7 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the commercialization of MosaiQ. For the nine month period ended December 31, 2019, our total revenue was $24.0 million and our net loss was $78.0 million.

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

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at December 31, 2019.

On November 12, 2019, we completed a public offering of 13,800,000 newly issued ordinary shares at a price of $7.00 per share, which raised $96.6 million of gross proceeds before underwriting discounts and other offering expenses.

As of December 31, 2019, we had available cash, cash equivalents and short-term investments of $138.0 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

•	European Hyper-Care Launch – following the CE mark for our initial IH microarray, we have commenced a hyper-care launch with four of ten selected customers.
•

Ongoing Microarray Menu Development – our activities for the expansion of our IH and Serological Disease Screening, or “SDS”, testing menus included the completion of the validation and verification, or “V&V”, concordance study for the expanded IH microarray menu, which we announced in October 2019. The V&V study for the expanded SDS microarray is planned for the second quarter of calendar year 2020.

•

Field Trials – we commenced the European field trial activities with our expanded IH microarray menu in the first quarter of calendar year 2020, with U.S. field trial activity expected to follow thereafter. We have completed U.S. field trial activity for our initial SDS microarray and expect to commence European and U.S. field trial activities for our expanded SDS microarray in the second half of calendar year 2020.

•

Ongoing Regulatory Approval Process – we completed a CE mark submission for the initial SDS microarray on June 30, 2019.  We filed for U.S. regulatory approval for our initial SDS microarray on December 23, 2019. Initial European regulatory submissions for our expanded IH microarray are expected during the first half of calendar year 2020 with US regulatory submissions following later in the calendar year 2020. European regulatory submission for the expanded SDS microarray is expected in the second half of calendar year 2020.

Ortho Distribution and Supply Agreement

You should read the following update regarding our distribution and supply agreement with Ortho Clinical Diagnostics, Inc. (or Ortho) in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 29, 2019.

We were party to a distribution and supply agreement with Ortho to sell and distribute MosaiQ Microarrays in certain markets, which we refer to as the Ortho Agreement. On November 27, 2019, we delivered a notice to Ortho that we had terminated the Ortho Agreement, effective as of December 27, 2019.  We had not realized any revenue under the Ortho Agreement prior to its termination.

Ortho has initiated an arbitration proceeding in which it seeks a declaration that we do not have the right to terminate the Ortho Agreement, specific performance of certain provisions of the Ortho Agreement, and damages.  We are pursuing counterclaims against Ortho, including for damages.  In addition, on December 20, 2019, we entered into an agreement, or the Ortho Dispute Agreement, with Ortho pursuant to which we agreed, while the arbitration is pending, not to enter into any commercialization agreement in respect of products that overlap with Ortho’s rights under the Ortho Agreement without prior written notice to Ortho.  We believe that Ortho’s allegations are without merit and we intend to defend ourselves vigorously against Ortho’s claims. However, because of the uncertainties inherent in all dispute resolution proceedings, we cannot predict with certainty whether we will prevail on our defenses and counterclaims or the impact this arbitration may have on our business, results of operations or financial condition, including our conventional reagent business with Ortho.

Our initial MosaiQ IH Microarray and our second, expanded MosaiQ IH Microarray are being developed for the donor testing market, with our initial focus being on Europe and the United States, while our third MosaiQ IH Microarray is being developed for the patient testing market. Under the Ortho Agreement, Ortho had rights to distribute the MosaiQ IH Microarrays in the patient testing market in Europe and the United States.  While our dispute with Ortho has been ongoing, we have not pursued alternatives for commercializing our MosaiQ IH Microarrays in the patient testing market.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 71% and 67% for the nine month periods ended December 31, 2019 and December 31, 2018, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary claims certain tax credits on its research and development expenditures and these are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We are nearing completion of the initial development of MosaiQ and expect our costs associated with field trials and regulatory approvals will increase at the same time as our development costs decrease. As we move to commercialization, we expect our overall research and development expense to decrease.

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

Provision for income taxes in the nine month period ended December 31, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Results of Operations

Comparison of the Quarters ended December 31, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$7,636	96%	$6,723	100%	$913	14%
Other revenues	305	4%	—	0%	305	—
Total revenue	7,941	100%	6,723	100%	1,218	18%
Cost of revenue	4,532	57%	4,186	62%	346	8%
Gross profit	3,409	43%	2,537	38%	872	34%
Operating expenses:
Sales and marketing	2,290	29%	2,233	33%	57	3%
Research and development	14,160	178%	11,788	175%	2,372	20%
General and administrative	9,316	117%	7,544	112%	1,772	23%
Total operating expenses	25,766	324%	21,565	321%	4,201	19%
Operating loss	(22,357)	-282%	(19,028)	-283%	(3,329)	17%
Other income (expense):
Interest expense, net	(7,008)	-88%	(5,679)	-84%	(1,329)	23%
Other, net	1,894	24%	(1,536)	-23%	3,430	-223%
Total other expense, net	(5,114)	-64%	(7,215)	-107%	2,101	-29%
Loss before income taxes	(27,471)	-346%	(26,243)	-390%	(1,228)	5%
Provision for income taxes	(14)	—	(11)	—	(3)	—
Net loss	$(27,485)	-346%	$(26,254)	-391%	$(1,231)	5%

Revenue

Total revenue and product sales for the quarter ended December 31, 2019 increased by 18% to $7.9 million, compared with $6.7 million for the quarter ended December 31, 2018. The increase in total revenue was due to $0.3 million of other revenues arising from the achievement of product development milestones in the quarter ended December 31, 2019 and an increase of 14% in product sales.  The increase in product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 72% of product sales for the quarter ended December 31, 2019, compared with 67% for the quarter ended December 31, 2018.

The table below sets forth revenue by product group:

	Quarter ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,071	64%	$4,719	70%	$352	7%
Product sales - direct customers and distributors	$2,565	32%	2,004	30%	561	28%
Other revenues	305	4%	—	0%	305	—
Total revenue	$7,941	100%	$6,723	100%	$1,218	18%

OEM Sales. Product sales to OEM customers increased 7% to $5.1 million for the quarter ended December 31, 2019, compared with $4.7 million for the quarter ended December 31, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.6 million for the quarter ended December 31, 2019 increased by $0.6 million compared with $2.0 million for the quarter ended December 31, 2018. This increase was due to increased direct sales in the United States which increased by $0.4 million in the quarter ended December 31, 2019 from $1.9 million in the quarter ended December 31, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the quarter ended December 31, 2019 consisted of product development fees which arose as a result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. There were no other revenues in the quarter ended December 31, 2018.

Cost of revenue and gross margin

Cost of revenue increased by 8% to $4.5 million for the quarter ended December 31, 2019, compared with $4.2 million for the quarter ended December 31, 2018. This increase in cost of revenue was primarily related to incremental costs associated with the 14% increase in product sales in the quarter ended December 31, 2019. In addition, in the quarter ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. We completed the relocation at the start of 2019 and we no longer bear any costs related to our previous facility in Edinburgh.

Gross profit on total revenue for the quarter ended December 31, 2019 was $3.4 million, compared with $2.5 million for the quarter ended December 31, 2018.  The increase was attributable to $0.3 million of other revenue in the quarter ended December 31, 2019 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.1 million for the quarter ended December 31, 2019 compared with $2.5 million for the quarter ended December 31, 2018. This increase was due to the gross profit on increased sales to existing customers and the impact of recently launched new products.  In addition, as described above, in the quarter ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. Gross margin on product sales, which excludes other revenues, was 41% for the quarter ended December 31, 2019 compared with 38% for the quarter ended December 31, 2018.

Sales and marketing expenses

Sales and marketing expenses were $2.3 million for the quarter ended December 31, 2019, compared with $2.2 million for the quarter ended December 31, 2018. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 29% for the quarter ended December 31, 2019 compared to 33% for the quarter ended December 31, 2018.

Research and development expenses

	Quarter ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$13,770	173%	$11,464	171%	$2,306	20%
Other research and development	473	6%	411	6%	62	15%
Tax credits	(84)	-1%	(87)	-1%	3	-4%
Total research and development expenses	$14,160	178%	$11,788	175%	$2,372	20%

Research and development expenses increased by 20% to $14.2 million for the quarter ended December 31, 2019, compared with $11.8 million for the quarter ended December 31, 2018. This increase was attributable to higher MosaiQ instrument development expenditures, the costs associated with our recently completed U.S. field trial for the initial SDS microarray and higher material and labor costs associated with development work on the expanded SDS microarray. Termination benefit costs of $0.4 million were also included in quarter ended December 31, 2019. There were no termination benefit costs in the quarter ended December 31, 2018.

General and administrative expenses

General and administrative expenses increased by 23% to $9.3 million for the quarter ended December 31, 2019, compared with $7.5 million for the quarter ended December 31, 2018. Our general and administrative expenses included termination and transition benefit costs of $0.9 million in the quarter ended December 31, 2019. We also incurred additional legal and advisory expenses in the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018 related to our dispute with Ortho and the termination of the Ortho Agreement, as well as other incremental costs associated with operating as a public company. In the quarter ended December 31, 2018 we incurred approximately $0.5 million of costs associated with the relocation of our conventional reagents manufacturing operations to our new Biocampus facility, which did not recur in the quarter ended December 31, 2019.We recognized $1.2 million of stock compensation expense in the quarter ended December 31, 2019 compared with $1.1 million in the quarter ended December 31, 2018. As a percentage of total revenue, general and administrative expenses were 117% for the quarter ended December 31, 2019 and 112% for the quarter ended December 31, 2018.

Other income (expense)

Net interest expense was $7.0 million for the quarter ended December 31, 2019, compared with $5.7 million for the quarter ended December 31, 2018. Interest expense in the quarter ended December 31, 2019 included $4.4 million of interest charges on our Secured Notes compared with $3.6 million in the quarter ended December 31, 2018.  The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the quarters ended December 31, 2019 and December 31, 2018 included amortization of deferred debt issue costs of $2.7 million and $1.9 million, respectively, which included, in the 2019 period, the amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018. The additional royalty rights agreements entered into in May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 3% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2019 and December 31, 2018. In addition, in the quarter ended December 31, 2019, we realized interest income of $0.3 million on our short-term money market investments.

Other, net in the quarter ended December 31, 2019 was comprised of $1.9 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $0.6 million of foreign exchange losses for the quarter ended December 31, 2018. In the quarter ended December 31, 2018, other expense also included $0.9 million of fees related to the amendment of the indenture related to the Secured Notes in December 2018.

Provision for income taxes

Provision for income taxes in the quarter ended December 31, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

Comparison of the Nine month Periods ended December 31, 2019 and 2018

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$22,901	96%	$20,834	100%	$2,067	10%
Other revenues	1,055	4%	19	0%	1,036	5453%
Total revenue	23,956	100%	20,853	100%	3,103	15%
Cost of revenue	13,067	55%	12,803	61%	264	2%
Gross profit	10,889	45%	8,050	39%	2,839	35%
Operating expenses:
Sales and marketing	7,123	30%	6,359	30%	764	12%
Research and development	38,895	162%	37,356	179%	1,539	4%
General and administrative	24,092	101%	22,964	110%	1,128	5%
Total operating expenses	70,110	293%	66,679	320%	3,431	5%
Operating (loss)	(59,221)	-247%	(58,629)	-281%	(592)	1%
Other income (expense):
Interest expense, net	(20,384)	-85%	(14,614)	-70%	(5,770)	39%
Other, net	1,600	7%	(5,516)	-26%	7,116	-129%
Total other expense, net	(18,784)	-78%	(20,130)	-97%	1,346	-7%
Loss before income taxes	(78,005)	-326%	(78,759)	-378%	754	-1%
Provision for income taxes	(41)	0%	(33)	—	(8)	100%
Net loss	$(78,046)	-326%	$(78,792)	-378%	$746	-1%

Revenue

Total revenue and product sales for the nine month period ended December 31, 2019 increased by 15% to 24.0 million, compared with $20.9 million for the nine month period ended December 31, 2018. The increase in total revenue was due to $1.1 million of other revenues arising from the achievement of product development milestones in the nine month period ended December 31, 2019 and an increase of 10% in product sales. Products sold by standing purchase order were 71% of product sales for the nine month period ended December 31, 2019, compared with 67% for the nine month period ended December 31, 2018.

The table below sets forth revenue by product group:

	Nine months ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$15,354	64%	$14,744	71%	$610	4%
Product sales - direct customers and distributors	7,547	32%	6,090	29%	1,457	24%
Other revenues	1,055	4%	19	0%	1,036	5453%
Total revenue	$23,956	100%	$20,853	100%	$3,103	15%

OEM Sales. Product sales to OEM customers increased 4% to $15.4 million for the nine month period ended December 31, 2019, compared with $14.7 million for the nine month period ended December 31, 2018. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $7.5 million for the nine month period ended December 31, 2019 increased by $1.4 million compared with $6.1 million for the nine month period ended December 31, 2018. This increase was due to increased direct sales in the United States which increased to $6.7 million in the nine month period ended December 31, 2019 from $5.5 million in the nine month period ended December 31, 2018 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues in the nine month period ended December 31, 2019 consisted of product development fees, which arose as a result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 2 “Summary of Significant Accounting Policies — Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report for additional information. Other revenues in the nine month period ended December 31, 2018 consisted of sales of ancillary products related to the MosaiQ instruments, which we sold to a development partner in the year ended March 31, 2018, and sales of licenses to use our conventional reagents products.

Cost of revenue and gross margin

Cost of revenue increased by 2% to $13.1 million for the nine month period ended December 31, 2019, compared with $12.8 million for the nine month period ended December 31, 2018. This increase in the cost of revenue was primarily related to incremental costs associated with the 10% increase in product sales in the nine month period ended December 31, 2019. In addition, in the nine month period ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. We completed the relocation at the start of 2019 and we no longer bear any costs related to our previous facility in Edinburgh.

Gross profit on total revenue for the nine month period ended December 31, 2019 was $10.9 million, compared with $8.1 million for the nine month period ended December 31, 2018.  The increase was attributable to $1.1 million of other revenues in the nine month period ended December 31, 2019 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $9.8 million for the nine month period ended December 31, 2019 compared with $8.0 million for the nine month period ended December 31, 2018. This increase was due to the gross profit on increased sales to existing customers and the impact of recently launched new products.  In addition, as described above, in the nine month period ended December 31, 2018, we were in the process of moving our conventional reagents manufacturing operations to our new Biocampus facility in Edinburgh, Scotland and we incurred additional expenditure as a result of operating two facilities. Gross margin on product sales, which excludes other revenues, was 43% for the nine month period ended December 31, 2019 compared with 39% for the nine month period ended December 31, 2018.

Sales and marketing expenses

Sales and marketing expenses were $7.1 million for the nine month period ended December 31, 2019, compared with $6.4 million for the nine month period ended December 31, 2018. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 30% for both the nine month period ended December 31, 2019 and for the nine month period ended December 31, 2018.

Research and development expenses

	Nine months ended December 31,
	2019		2018		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$37,536	157%	$36,406	175%	$1,130	3%
Other research and development	1,609	7%	1,158	6%	451	39%
Tax credits	(250)	-1%	(208)	-1%	(42)	20%
Total research and development expenses	$38,895	162%	$37,356	179%	$1,539	4%

Research and development expenses increased by 3% to $38.9 million for the nine month period ended December 31, 2019, compared with $37.4 million for the nine month period ended December 31, 2018.  Our research and development expenses included an expense of $1.0 million in the nine month period ended December 31, 2019 and an expense of $0.5 million in the nine month period ended December 31, 2018 related to the costs of our intellectual property license with TTP for MosaiQ.

Additional research and development expenses related to our recently completed U.S. field trial for the initial SDS microarray. Termination benefit costs of $0.4 million were also included in the nine month period ended December 31, 2019. There were no termination benefit costs in the nine month period ended December 31, 2018.

General and administrative expenses

General and administrative expenses increased by 5% to $24.1 million for the nine month period ended December 31, 2019, compared with $23.0 million for the nine month period ended December 31, 2018. Our general and administrative expenses included termination and transition benefit costs of $0.9 million in the nine month period ended December 31, 2019. We also incurred additional legal and advisory expenses in the nine month period ended December 31, 2019 compared to the nine month period ended December 31, 2018 related to our dispute with Ortho and the termination of the Ortho Agreement, as well as incremental costs associated with operating as a public company. In the nine month period ended December 31, 2018 we incurred approximately $1.3 million of costs associated with the relocation of our conventional reagents manufacturing operations to our new Biocampus facility, which did not recur in the nine month period ended December 31, 2019. We recognized $3.4 million of stock compensation expense in the nine month period ended December 31, 2019 compared with $3.6 million in the nine month period ended December 31, 2018. As a percentage of total revenue, general and administrative expenses were 101% for the nine month period ended December 31, 2019 and 110% for the nine month period ended December 31, 2018.

Other income (expense)

Net interest expense was $20.4 million for the nine month period ended December 31, 2019, compared with $14.6 million for the nine month period ended December 31, 2018. Interest expense in the nine month period ended December 31, 2019 included $12.8 million of interest charges on our Secured Notes compared with $9.7 million in the nine month period ended December 31, 2018.  The increase was due to the additional issuances of $36 million of Secured Notes on June 29, 2018 and $25 million of Secured Notes on May 15, 2019. Interest expense in the nine month periods ended December 31, 2019 and December 31, 2018 included amortization of deferred debt issue costs of $7.7 million and $4.1 million, respectively, which included, in the 2019 period, the amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the 2018 period, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018. The additional royalty rights agreements entered into in May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 3% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2019 and December 31, 2018. In addition, in the nine month period ended December 31, 2019, we realized interest income of $0.9 million on our short-term money market investments.

Other, net in the nine month period ended December 31, 2019 was comprised of $1.6 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $4.6 million of foreign exchange losses for the nine month period ended December 31, 2018. In the nine month period ended December 31, 2018, other expense also included $0.9 million of fees related to the amendment of the indenture related to the Secured Notes in December 2018.

Provision for income taxes

Provision for income taxes in the nine month period ended December 31, 2019 reflects a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2019, we had an accumulated deficit of $458.7 million. During the nine month period ended December 31, 2019, we incurred a net loss of $78.0 million and used $64.8 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2019 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of the Secured Notes.

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at December 31, 2019.

On November 12, 2019, we completed a public offering of 13,800,000 newly issued ordinary shares at a price of $7.00 per share, which raised $96.6 million of gross proceeds before underwriting discounts and other offering expenses.

As of December 31, 2019, we had available cash, cash equivalents and short-term investments of $138.0 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Nine month Periods ended December 31, 2019 and 2018

Operating activities

Net cash used in operating activities was $64.8 million during the nine month period ended December 31, 2019, which included net losses of $78.0 million offset by non-cash items of $21.7 million. Non-cash items were depreciation and amortization expense of $9.0 million, share-based compensation expense of $3.4 million, Swiss pension costs of $0.6 million, amortization of deferred debt issue costs of $7.7 million, and accrued preference share dividends of $0.8 million and deferred lease rentals of $0.2 million. We also experienced a net cash outflow of $8.5 million from changes in operating assets and liabilities during the period, consisting of a $2.3 million reduction in accounts payable and accrued liabilities, a $0.3 million reduction in accrued compensation and benefits, a $1.6 million increase in accounts receivable, a $3.9 million increase in inventories and a $0.4 million increase in other assets.

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

Investing activities

Net cash used in investing activities was $46.2 million for the nine month period ended December 31, 2019 compared to $100.2 million for the nine month period ended December 31, 2018. We spent $3.9 million on purchases of property and equipment in the nine month ended December 31, 2019, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. Purchases of property and equipment in the nine month ended December 31, 2018 were $3.0 million, which was mainly related to the payment of final costs related to the construction of our new Biocampus conventional reagents manufacturing facility. We also increased our short-term money market investments by $42.3 million net in the nine month period ended December 31, 2019 compared with an increase of $97.1 million net in the nine month period ended December 31, 2018.

Financing activities

Net cash provided by financing activities was $114.5 million during the nine month ended December 31, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019, $90.4 million of net proceeds from the issuance of ordinary shares on November 12, 2019 and $0.3 million from the exercise of share options, offset by $0.3 million of repayments on finance leases. Net cash provided by financing activities was $144.3 million during the nine month period ended December 31, 2018, consisting of $34.8 million of net proceeds from the issuance of additional Secured Notes on June 29, 2018, payment of $3.9 million of consent fees in December 2018 related to the amendment of the indenture relating to the Secured Notes in December 2018 and $113.7 million of proceeds from the issuance of ordinary shares (including $49.2 million in connection with the exercise of warrants and share options), offset by $0.4 million of repayments on finance leases.

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

As of December 31, 2019, we had available cash, cash equivalents and short-term investments of $138.0 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

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

On May 15, 2019, we issued an additional $25 million aggregate principal amount of the Secured Notes and entered into additional royalty rights agreements with the purchasers of the Secured Notes. As a result of these transactions, the aggregate amounts payable under the Secured Notes is $145.0 million, with zero due in less than a year, $66.5 million due in 1-3 years and $78.5 million due in 3-5 years. Interest payments due on the Secured Notes total $57.3 million with $17.4 million due in less than a year, $30.1 million due in 1-3 years and $9.8 million due in 3-5 years. The aggregate estimated amount payable in connection with the royalty rights agreements is $103.2 million, with zero due in less than a year, $4.5 million due in 1-3 years, $20.5 million due in 3-5 years and $78.2 million due in more than 5 years.

We note that the capital leases referred to in the summary of our contractual obligations in our Annual Report on Form 10-K are now accounted for as finance leases under current GAAP; however, the nature of these obligations has not changed. There were no other major changes in the nature of our contractual obligations and commitments between March 31, 2019 and December 31, 2019.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the nine month period ended December 31, 2019 or in the year ended March 31, 2019.

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

Cash, cash equivalents and cash reserve account. At December 31, 2019, we had cash and cash equivalents of $138.0 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Senior secured notes. At December 31, 2019, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2019, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.7 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.7 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2019, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.2 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.2 million.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the legislative and trade policy agenda of President Donald Trump and the United Kingdom's exit from the European Union, commonly referred to as "Brexit," are uncertain.  These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade.  Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. In addition, these developments, or continuing uncertainty surrounding these developments, could result in significant financial market volatility, and could also exacerbate, or result in, a slow-down of growth in global, local and U.S. economies, which could have a material adverse effect on our operating performance and the market price of our ordinary shares.

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

Our conventional reagent products are manufactured in Scotland and our MosaiQ Instruments and Microarrays are manufactured in Germany and Switzerland, respectively.  In the United States, President Trump's administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, trade relations between the United States and China were, at times, significantly strained during calendar 2019, as both countries imposed increased tariffs on the importation of certain product categories. While it is not possible to predict whether or when any additional changes will occur or what form they may take, the implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in United States’ trade policy and regulations, which could also negatively impact our financial performance.

Furthermore, on January 31, 2020, the United Kingdom ceased to be a member state of the European Union. As of that date, the United Kingdom entered a transitional period with the European Union, which is expected to continue through December 31, 2020. During this transitional period, the United Kingdom retains access to the E.U. single market and customs union and the United Kingdom and the European Union are expected to attempt to negotiate various aspects of their future relationship following the transitional period, including a free trade deal. The long-term effects of Brexit will depend on the agreements or arrangements between the United Kingdom and the European Union, and the extent to which the United Kingdom retains access to the E.U. markets both during and after the transitional period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time.

While we believe we have developed plans to manage the Brexit-related risks to our business and operations, including in the event that the United Kingdom and the European Union fail to finalize an agreement on the United Kingdom's future relationship with the

European Union before the end of the transitional period, it is unknown what the final terms of the relationship will be.  If no agreement can be reached before the end of the transitional period, there will be a period of considerable uncertainty, particularly in relation to the U.K. financial and banking markets, the regulatory process in Europe and movement of goods and people between the United Kingdom and European Union.  It is also possible that, even if there is an agreement, there will be greater restrictions and transportation delays on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities, which could result in delays and increased expenses relating to the regulatory approval of our products.  In addition, depending on the terms of the agreement, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult.  Furthermore, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit.  Should this foreign exchange volatility continue, it could cause volatility in our financial results.

The outcome of any current or future disputes, claims, arbitration and litigation could have a material adverse effect on our business, financial condition and results of operations.

We are currently involved in an arbitration dispute with Ortho regarding the Ortho Agreement.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business –Ortho Distribution and Supply Agreement.”  In addition, we may, from time to time, be party to arbitration or litigation in the normal course of business, including class action and product liability lawsuits. Due to the inherent uncertainties of litigation and arbitration, it is not possible to predict the final outcome of these arbitrations, lawsuits and proceedings or determine the amount of any potential losses we may incur. In the event we are required or determine to pay amounts in connection with any such arbitrations, lawsuits or other proceedings, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations.  Furthermore, Ortho is a significant customer of our conventional reagent business and accounts for a substantial percentage of our product sales and total revenues.  We cannot predict the impact our dispute with Ortho may have on our conventional reagent business.

Our commercialization plan for MosaiQ in the patient testing market may depend on entering into arrangements with one or more commercial partners.

Our initial MosaiQ IH Microarray and our second, expanded MosaiQ IH Microarray are being developed for the donor testing market, with our initial focus being on Europe and the United States, while our third MosaiQ IH Microarray is being developed for the patient testing market. We had previously contracted with Ortho to commercialize the MosaiQ IH Microarray in the patient testing market.  However, as a result of the termination of the Ortho Agreement, we are currently not party to a commercialization arrangement for the MosaiQ IH Microarray in the patient testing market, and, while our dispute with Ortho has been ongoing, we have not pursued alternatives for commercializing our MosaiQ IH Microarray in this market.

Commercializing MosaiQ in the patient testing market, which is highly fragmented, will require a global sales and support infrastructure.  Our future commercialization plan for this market may include identifying and engaging one or more partners with an existing global commercial infrastructure.  Unless we engage such a partner to assist us, we do not believe we would choose to commercialize MosaiQ ourselves without significant additional funds to build our own global sales and support team. Even if we successfully establish new commercialization arrangements, these relationships may never result in the successful commercialization of MosaiQ in the patient testing market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1

Registration Rights Agreement, dated December 13, 2019 among the Company, Heino von Prondzynski, Franz Walt and Christopher Lindop (filed as exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference).

10.1

Lease extension agreement dated October 2, 2019 among Quotient Limited, FidFund Management SA and Quotient Suisse SA, amending the lease agreement dated March 10, 2010 to extend the Company’s lease on its facility in Eysins, Switzerland to March 14, 2025.

10.2	Transition Agreement, dated December 10, 2019, between the Company and Roland Boyd (filed as exhibit 10.1 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference).
10.3

Employment Agreement, dated September 3, 2018, between the Company and Ernest Larnach (filed as exhibit 10.2 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference).

10.4

Amendment No. 1 to Employment Agreement, dated December 12, 2019, between the Company and Ernest Larnach (filed as exhibit 10.3 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference).

10.5

Change of Control Agreement, dated November 8, 2019, between the Company and Ernest Larnach (filed as exhibit 10.4 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference).

10.6

Agreement among Ortho-Clinical Diagnostics Inc,, Quotient Suisse SA and QBD (QSIP) Limited (filed as exhibit 10.1 to our Current Report of Form 8-K filed on December 27, 2019 and incorporated herein by reference).

10.7†	Second Amendment to STRATEC Supply and Manufacturing Agreement, dated November 4, 2019, between STRATEC SE and QBD (QSIP) Limited.
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Christopher Lindop, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: February 4, 2020	/s/ Franz Walt
Franz Walt Chief Executive Officer