Form 10-K
period 2020-03-31
Quotient Ltd
filed 2020-06-12
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $364.3 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2019 as reported on The Nasdaq Global Market.

On June 11, 2020 the registrant had a total of 80,585,451 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements include statements about:

•	the continuing development, regulatory approval and commercialization of the MosaiQTM technology, or “MosaiQ”;
•

the design of blood grouping and disease screening capabilities of MosaiQ, the potential for the expansion of MosaiQ into the larger clinical diagnostics market and the benefits of MosaiQ for both customers and patients (including using MosaiQ  to test for novel coronavirus disease 2019, or COVID-19, antibodies);

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the recent COVID-19 pandemic;
•	the impact on our business of the United Kingdom ceasing to be a member of the European Union;
•	the effects of competition;
•	the expected outcome or impact of pending or threatened arbitration or litigation, including our ongoing dispute with Ortho-Clinical Diagnostics, Inc., or Ortho;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the status of our business relationship with Ortho;
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

We have over 35 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology (blood grouping), or IH, and one for serological disease screening, or SDS, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

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

We have a proven track record and significant expertise in product development, manufacturing and quality assurance, tailored to the highly regulated transfusion diagnostics market. We currently derive revenue from a portfolio of products used for blood grouping, as well as whole blood controls used daily for quality assurance testing of third-party blood grouping instruments. We have introduced a range of FDA-licensed products in the United States under the Quotient brand, which we sell directly to donor testing laboratories, hospitals and independent patient testing laboratories. We also develop, manufacture and sell conventional reagent products to original equipment manufacturers, or OEMs, such as Ortho-Clinical Diagnostics, Inc. (or Ortho), Bio-Rad Laboratories, Inc. (or Bio-Rad) and Grifols S.A. (or Grifols). In July and December 2019, the FDA licensed a range of conventional reagent products developed and manufactured by us for use on instrument platforms commercialized by Ortho.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2024 (which we refer to as the Secured Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

Our Market Opportunity

The global transfusion diagnostics market is large and well established. Total annual product sales in this market amounted to $3.4 billion in 2018, of which the United States accounted for $0.9 billion of sales. Product sales comprise the sale of kits and reagents and instruments. In 2018, we believe blood grouping accounted for $1.4 billion of product sales, disease screening using serological methods accounted for $0.9 billion of sales and disease screening using molecular methods accounted for $1.1 billion of sales. We believe product sales in 2018 to the highly concentrated donor testing market, which includes diagnostic laboratories, accounted for approximately $2.3 billion of sales, while patient testing and others accounted for the remaining $1.1 billion of sales. Performed primarily within hospitals, the patient testing market is highly fragmented.

According to the World Health Organization, 45 million blood donations were collected globally in 2018 within “high-income” countries located in North America, Europe and Eastern Asia. In the United States, between 11 and 12 million units of whole blood and red blood cells were donated during 2018, based on data from the American Association of Blood Banks and the American Red Cross. In addition, over 50 million plasma donations are collected each year in the United States and Europe. Plasma is subject to blood grouping and disease screening. We estimate that over 90 million patients are blood grouped annually in the developed world, although less than half of these patients actually receive a blood transfusion.

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related to blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $207, based on the 2017 National Blood Collection and Utilization Survey. Where a hospital requests units of blood with a specific antigen profile (for patients with blood group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but are typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2020 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $50 per sample. When an antibody screen is positive, an antibody identification procedure will be undertaken on the patient sample for which the reimbursement rate is an additional $283 per sample.

Blood grouping and disease screening techniques have remained generally unchanged for many years. Varying levels of automation are offered by existing instrument platforms, although more complex blood grouping procedures such as extended antigen typing and antibody identification are more typically undertaken manually, especially in the United States. The need for ongoing routine manual testing continues to impose a significant cost burden on the healthcare system.

Beyond transfusion diagnostics we plan to pursue the development of immunoassay and molecular testing opportunities for the MosaiQ platform technology within the broader clinical diagnostics market place, forecasted to reach $40 billion annually by 2023.

The industry and market data, forecasts and estimates used in this section and elsewhere in this Annual Report had been published before or do not otherwise take into account the COVID-19 pandemic and therefore do not reflect any impact of COVID-19 on any specific market or globally.

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

(ii)

all mandated serological disease screening tests for donor red blood cells or source plasma.  We refer to the serological disease screening microarrays as the MosaiQ SDS Microarray.  The initial MosaiQ SDS Microarray will comprise assays to detect CMV (cytomegalovirus) and Syphilis.  We expect to follow our initial MosaiQ SDS Microarray launch with the launch of a range of additional expanded MosaiQ SDS Microarrays incorporating all remaining mandated serological disease screening assays, depending upon the final application for the product; and

(iii)	all mandated molecular disease screening tests for donor red cells or source plasma. We refer to the molecular disease screening microarray as the MosaiQ MDS Microarray.

In addition, in response to the COVID-19 global pandemic, in March 2020, we began development of a microarray-based SARS-CoV-2 antibody test for use on the MosaiQ platform. The SARS-CoV-2 antibody test is designed as a serological disease screen specific to COVID-19 antibody detection. The assay detects the Immunoglobulin G (IgG) and Immunoglobulin M (IgM) antibodies directed at SARS-CoV-2. We refer to the SARS-CoV-2 antibody test as the MosaiQ COVID-19 Microarray.

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray, MosaiQ MDS Microarray and MosaiQ COVID-19 Microarray as MosaiQ Microarrays.

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

We have initiated the pre-market launch, combined with support to customers, or hypercare, of the initial MosaiQ SDS Microarray into the European and United States donor testing markets (with the MosaiQ Instrument). We plan to follow this initial launch with: (i) an expanded MosaiQ IH Microarray comprising an expanded antigen typing panel for the donor testing market; (ii) a second expanded MosaiQ IH Microarray comprising the extended antigen typing panel and an expanded antibody detection panel for the patient testing market; and (iii) an expanded MosaiQ SDS Microarray incorporating assays for the detection of CMV; Syphilis; Hepatitis B, or HBV, comprising HBV Surface Antigen and HBV Core Antibody; Hepatitis C, or HCV; Human Immunodeficiency Virus, or HIV, comprising HIV Type 1 and HIV Type 2; Human T-Lymphotropic Antibodies, or HTLV; and Chagas disease.

In Europe, the MosaiQ Instrument, the initial MosaiQ IH Microarray and the initial MosaiQ SDS Microarray have received, and the expanded MosaiQ IH Microarray, the expanded MosaiQ SDS Microarray and the MosaiQ MDS Microarray will be subject to, CE Marking. In the United States, we submitted 510(k) filings in respect of the initial MosaiQ SDS Microarray, comprising tests for CMV and Syphilis, and the MosaiQ Instrument in December 2019. The MosaiQ Instrument is classified as a Class II medical device by the FDA. The FDA has also indicated to us that the MosaiQ IH Microarray and the expanded MosaiQ SDS Microarray will be subject to biologics license applications, or BLAs.

In April 2019, we received CE Mark approval for the initial MosaiQ IH Microarray, and in February 2020, we received CE Mark approval for the initial MosaiQ SDS Microarray. We have commenced field trials for the expanded MosaiQ IH Microarray in Europe. These trials were suspended due to the COVID-19 pandemic in March 2020, but in May 2020 quarantine and containment measures and restrictions were eased in two of the three trial locations allowing the work to recommence. Further, these two trials have recommenced from the point at which they were suspended with no requirement to repeat any of the work already performed. CE Mark submission for the expanded MosaiQ IH Microarray is expected by the end of the fourth quarter of calendar year 2020. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. These trials will commence as soon as the circumstances permit, which we expect will be in the second half of calendar year 2020, with regulatory submissions expected in the first half of calendar year 2021. The European regulatory submission for the expanded MosaiQ SDS Microarray is expected in the second half of calendar year 2021.

Hypercare care launch of MosaiQ has commenced in Europe and the United States. In addition, we intend to continue:

•	to engage with our key potential customers on the functionality of the MosaiQ platform;
•	our dialogue with regulators to obtain required regulatory licenses and clearances; and
•

to build a highly focused sales and support infrastructure to successfully commercialize MosaiQ for the donor testing market in North America, the European Union and certain territories in the Asia-Pacific region.

Furthermore, in April 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and in May 2020 we announced the CE Mark for this Microarray. In addition, in May 2020 we submitted an application for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States. Having completed the required notification and submitted the EUA within the required timeframe, our test is officially listed on the FDA webpage as a test that is now allowed to be distributed in the United States. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020 and we have subsequently entered into several additional contracts with customers in Europe and the United States.

In our conventional reagent business, we have FDA approvals to sell 79 reagent products in the United States and have 71 products with a CE Mark.  Through this business, we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators and continue to service our key OEM and direct customers.

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

The number of donor units that need to be screened to identify specific antigen negative units varies depending upon blood group. In the Caucasian population, for example, ten donor units on average would need to be screened to find two units of donor blood negative for the Duffy-A antigen. Similarly, to identify two units of donor blood negative for the little-e antigen, one hundred donations would need to be screened and, to identify two units of blood negative for the little-k antigen one thousand donations would need to be screened. Additionally, the number of units needed to be screened increases significantly if the patient has two or more antibodies.

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

Donor Testing

In the developed world, the testing of donated blood is primarily completed by donor collection agencies. In the United States, following the merger of the testing laboratory operations of the American Red Cross with Creative Testing Solutions, effective on January 1, 2018, one organization tests approximately 75% of the U.S. blood supply. Throughout Western Europe, Japan, Australia and Canada, national collection agencies, or a small number of regional collection agencies, typically collect and test all donated blood. Currently, donor testing laboratories must adopt multiple instrument platforms, as well as undertake complex manual testing procedures for extended antigen typing or antibody identification, to complete the required testing for donated blood. Maintaining multiple instrument platforms requires complex quality control and assurance procedures, along with costly service and support infrastructures.

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

We have partnered with STRATEC, a leading global developer of diagnostics instruments, to design, develop and manufacture the MosaiQ Instrument. STRATEC has been operating for over 30 years and has significant experience designing, developing and manufacturing in vitro diagnostics instruments, including a number of existing instruments used today for blood grouping and disease screening. Through March 31, 2020 we have taken delivery of 21 commercially ready MosaiQ Instruments.

We are also collaborating with key potential donor and patient testing customers on the development of MosaiQ. This group includes the American Red Cross and Creative Testing Solutions, along with several other major hospitals, donor collection organizations and reference laboratories.

COVID-19 Antibody Detection

At the end of December 2019, Chinese public health authorities reported several cases of acute respiratory syndrome in Wuhan City, Hubei province, China. Chinese scientists soon identified a novel coronavirus as the main causative agent. The disease is now referred to as novel coronavirus disease 2019, or COVID-19, and the causative virus is called severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2. The virus is a new strain of coronavirus that has not been previously identified in humans.

SARS-CoV-2 is a beta coronavirus that causes COVID-19. SARS-CoV-2 is mainly transmitted through droplets and contact routes, and the virus infects human cells via binding to angiotensin converting enzyme 2, or ACE2. Infection with SARS-CoV-2 can cause mild symptoms including a runny nose, sore throat, cough and fever. However, symptoms can be more severe for some people and can lead to pneumonia or breathing difficulties. The elderly and people with pre-existing medical conditions (such as, diabetes and heart disease) appear to be more vulnerable to becoming severely ill with the virus. Based on previous studies on SARS, an incubation period from three to 14 days after onset of symptoms may be expected.

Specific antibodies to SARS-CoV-2 may be detectable in COVID-19 patients during the symptomatic phase of the disease after RNA is no longer detectable. The persistence of IgG antibodies allows identification of people who have been infected in the past, and likely have recovered from the illness. It is unknown if IgG antibodies to SARS-CoV-2 confer immunity to re-infection. We believe IgG detection and other serological assays will play an important role in research and surveillance of SARS-CoV-2, and have developed and are commercializing our MosaiQ COVID-19 Microarray to address these needs.

Our Conventional Reagent Business

We have over 35 years of experience in the development, manufacturing and commercialization of conventional reagent products for blood grouping. Our conventional reagent products, which are branded as Alba by Quotient, are used primarily to identify blood group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood grouping instrument platforms. We also undertake product development projects for our OEM customers, generating product development fees. Following development, we enter into long-term supply contracts with our OEM customers to manufacture and supply the products we have developed.

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

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 79 conventional reagent products focused on blood grouping. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve 1,471 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 33% of our product sales in the year ended March 31, 2020, and 29% of our product sales in the year ended March 31, 2019.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 67% of product sales in the year ended March 31, 2020 and 71% of product sales in the year ended March 31, 2019. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 61% and 60% of our product sales in the years ended March 31, 2020 and 2019, respectively. We have recently developed a range of rare antisera products for use on Ortho’s instrument platforms. These products have now received CE Marking for sale in Europe and have been approved for sale in the United States by the FDA.  We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

We are currently involved in an arbitration dispute with Ortho regarding our termination of our prior distribution and supply agreement with Ortho, which related to the commercialization of certain MosaiQ products. For more information see “Part I. Item 3. Legal Proceedings”.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which is the initial manufacturing site for MosaiQ Microarrays.

TTP plc (“TTP”)

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through September 30, 2021. We have paid $4.5 million under this agreement to date, with the balance due in annual instalments which commence in September 2020. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. We expect to begin paying this royalty during the fiscal year ended March 31, 2021 in connection with the commercialization of the MosaiQ COVID-19 Microarray.

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

STRATEC Biomedical AG (“STRATEC”)

We have entered into a manufacturing agreement with STRATEC pursuant to which we are required to purchase a fixed minimum number of MosaiQ Instruments during the six years following delivery of the first field trial instruments. Our aggregate remaining obligation under this agreement totals €57.0 million, or $62.7 million using exchange rates on March 31, 2020. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

We also entered into a development agreement with STRATEC pursuant to which it developed the MosaiQ Instrument. Pursuant to the development agreement, STRATEC has granted us an irrevocable, fully-paid, perpetual, royalty-free, worldwide license to intellectual property that is developed for use by, or the manufacture of, the MosaiQ Instrument, as well as an exclusive right to market and sell the MosaiQ Instrument. STRATEC has additionally granted us, or agreed to grant, similar rights to its pre-existing technologies for use in development and manufacturing activities for the MosaiQ Instrument. We may only exercise our rights to manufacture in limited circumstances when STRATEC fails to perform under the manufacturing agreement and such rights are subject to a to be negotiated license fee.

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

Sales, Marketing and Distribution

We market our conventional reagent products directly in the United States. Outside of this territory, we sell our products to a range of third-party distributors and OEM customers. In the United States, we use a combination of sales managers, sales representatives, customer service staff and technical experts to interact with laboratory managers and administrative staff, purchasing directors, medical directors and other individuals and groups involved in the implementation of blood testing programs. We market our MosaiQ products directly in both Europe and the United States through a similar combination of field based sales representatives and technical experts, supported by client services staff.

Our goal is to educate our customers about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2020, we had 33 employees engaged worldwide in sales, marketing and customer service functions.

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

As of March 31, 2020, we had 193 employees engaged in research and development functions.

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

Competition

In the past 15 to 20 years, the transfusion diagnostics market has experienced considerable consolidation, particularly in the United States. Given significant barriers to entry, there are only a small number of vendors currently addressing this market. These vendors can be divided into four groups: (i) those offering instrument platforms for blood grouping and related microarrays, in addition to conventional reagent products for manual testing; (ii) those only offering conventional reagent products for manual blood grouping; (iii) those offering raw materials for inclusion in products used on instrument platforms for blood grouping and in conventional reagent products; and (iv) those offering instruments for disease screening and related microarrays. A small number of donor collection agencies continue to manufacture a limited range of products, primarily for internal use.

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

For COVID-19 antibody detection, our principal competitors are Roche, Abbott, Ortho and Bio-Rad.

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

In February 2015, we filed two patent applications. The first providing a new method for detecting red blood cells thereby providing a basis of positive controls to confirm the addition of red blood cells to a microarray, and the second for crossmatching blood samples, finding particular application in immunological assays, where it can be used to assess compatibility of donor and patient blood. In November 2015, we filed a patent application providing for a purification method which can be applied to sourcing antibodies from human material, the result of which can be used in the manufacture of the MosaiQ Microarrays.

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

The European Commission is the legislative body responsible for directives with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union includes most of the major countries in Europe, while other countries, such as Switzerland, are not part of the EEA and have voluntarily adopted laws and regulations that generally mirror those of the European Union with respect to medical devices. The European Union has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices, including IVDs. Devices that comply with the requirements of a relevant directive, including the IVD Directive (Directive 98/79/ EC), will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and EEA. On May 26, 2017, the European Union adopted a new regulatory framework, the In Vitro Diagnostic Regulation (IVDR 2017/746), or IVDR, which replaces the IVD Directive. Our products in the European Union will have to comply with the IVDR requirements after May 26, 2022. Until that time, our products must continue to meet the requirements of IVD Directive for commercialization in the European Union.

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

We monitor our facilities carbon emissions, use of water, electricity and gas, as well as waste production and disposal, including maximizing opportunities to recycle waste streams.

Information about our Executive Officers

Below is a list of the names, ages as of March 31, 2020 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Franz Walt	60	Chief Executive Officer
Peter Buhler	50	Chief Financial Officer
Jeremy Stackawitz	45	Chief Commercial Officer
Edward Farrell	50	Chief Operating Officer
Ernest Larnach	50	Head of Financial Accounting & Treasury

Franz Walt, Chief Executive Officer

Mr. Walt joined the Board of Directors in February 2018 and was appointed Interim Chief Executive Officer in March 2018 and was subsequently appointed Chief Executive Officer in May 2018. Mr. Walt served as President of Siemens Healthineers Laboratory Diagnostics, the laboratory diagnostics provider within the healthcare division of Siemens AG, the German based conglomerate, from March 2014 to December 2017. From January 2012 to February 2014, Mr. Walt was the Senior Vice President and head of Siemen Healthineers’ Diagnostic Division North America. Prior to joining Siemens Healthineers, from June 1989 to November 2011, Mr. Walt served in various capacities at F. Hoffman-La Roche Ltd., a Swiss based healthcare company that develops diagnostics and therapeutic products, including as Geschäftsführer (CEO) of Roche Diagnostics GmbH in Mannheim from January 2007 to November 2011, and as a board member of the Roche Diagnostic Executive Committee (DiaEC), from November 1998 to December 2006. During his time as a board member of the DiaEC, Mr. Walt served, among other capacities, as President and Consejero Delegado (CEO) of Roche Diagnostics Spain and Regional President for the LATAM Region from October 2004 to December 2006, and as Managing Director of Roche Diagnostics Asia Pacific Pte Ltd. and Regional President for the APAC Region from November 1998 to September 2004. Mr. Walt holds undergraduate degrees in management from the IMAKA Institute of Management in Zürich, and in marketing from the Swiss Institute of Economics in Zürich, and an MBA from City University of Seattle.

Peter Buhler, Chief Financial Officer

Peter Buhler has over 30 years of financial experience gained through various roles in industry and public accounting. Mr. Buhler was appointed Chief Financial Officer in February 2020 upon the resignation of Christopher Lindop from such position. From 2017 to 2019, Mr. Buhler served as Group Chief Financial Officer at Zaluvida Corporate AG, a life sciences company focused on obesity, antibiotic resistance and other global health challenges. From 2013 to 2017, Mr. Buhler served as Group Chief Financial Officer for Stallergenes Greer SA, a global life sciences company focused on allergy immunotherapy, where he led a complex merger project combining a French and a U.S. group. From 2010 to 2013, Mr. Buhler held the role of Finance Director, EMEA for Logitech International SA, a manufacturer of computer peripherals and software. From 2008 to 2010, Mr. Buhler held the role of Chief Financial Officer at Anteis SA, a mid-sized medical technology company. From 2001 to 2008, Mr. Buhler held various roles at Merck Serono, a biopharmaceutical company, including Head of Finance Commercial Europe and Senior Director, Corporate Strategic Development. From 1999 to 2001, Mr. Buhler held the role of Manager General Accounting and Control for a division of Eli Lilly and Company. Prior to that, Mr. Buhler spent over 10 years in public accounting with BDO Visura. Mr. Buhler is a Swiss Chartered Accountant, a member of the Swiss Institute of Certified Accountants and Tax Consultants and received an MBA from SBS Swiss Business School.

Jeremy Stackawitz, Chief Commercial Officer

Jeremy Stackawitz joined us in March 2009 and serves as our Chief Commercial Officer. Mr. Stackawitz served as one of our two Presidents prior to assuming his current role in January 2020. Mr. Stackawitz has over 20 years of healthcare industry experience gained through various consulting and industry roles. From 2007 to 2009, Mr. Stackawitz was Worldwide Commercial Director for Immunohematology of Ortho Clinical Diagnostics, a Johnson & Johnson company. Prior to joining Quotient, Mr. Stackawitz held positions from 2006 to 2007 at Therakos, a biotechnology company, from 2004 to 2006 at Ortho Biotech, and from 2000 to 2003 at Purdue Pharma L.P. He also held consulting positions at ISO Healthcare Group (now part of Monitor Group) from 1997 to 2000 and McKinsey & Company in 2003. Mr. Stackawitz received a B.A. in chemistry from Dartmouth College and an M.B.A. from The Wharton School at the University of Pennsylvania.

Edward Farrell, Chief Operating Officer

Edward Farrell joined us in February 2013 and serves as our Chief Operating Officer. Mr. Farrell served as one of our two Presidents prior to assuming his current role in January 2020. Mr. Farrell has over 20 years of engineering and manufacturing experience gained through various industry roles with a particular emphasis on medical diagnostics. From March 2001 to February 2013, Mr. Farrell held several senior positions with Bayer Diagnostics, which was acquired by Siemens Healthcare Diagnostics in 2007. Starting in 2010, Mr. Farrell was Managing Director and Vice President of Manufacturing for a high volume immunoassay reagent manufacturing plant in the United Kingdom. From 2007 to 2010, Mr. Farrell was Managing Director and Vice President of Manufacturing for a facility in the United Kingdom that develops and manufactures point-of-care diagnostic instruments and microarrays. From 2005 to 2007, he worked in the United States as Director of Distribution, Service and Repair and initially worked in 2001 as a Senior Manufacturing Manager in a large instrument manufacturing plant in Ireland. Prior to Bayer Diagnostics, Mr. Farrell worked at Ingersoll Rand as a Production Manager from 1999 to 2001, Intel as a Manufacturing Engineer and Supervisor from 1995 to 1999, and Barlo plc as a Project Engineer from 1993 to 1995. Mr. Farrell received a B.E (Mechanical) and a Masters in Engineering Science from University College Dublin.

Ernest Larnach, Head of Financial Accounting and Treasury

Mr. Larnach joined us in September 2018 and serves as our Head of Financial Accounting and Treasury.  Mr Larnach served as our Executive Vice President of Finance prior to assuming his current role in January 2020. Mr. Larnach has over 25 years of financial experience gained through various roles in industry and public accounting. From 2004 to 2017, Mr. Larnach held a number of roles with Charles River Laboratories Inc., including European Controller (Preclinical Services and Research Model Services) and Senior Director Business Finance (Safety Assessment). From 2001 to 2004, Mr. Larnach held positions at Inveresk Research Group before Charles River’s 2004 acquisition of Inveresk. Prior to that, Mr. Larnach spent over 10 years with Arthur Andersen. Mr. Larnach is a member of the Institute of Chartered Accountants of Scotland and received a B.Com (Hons) in Accounting and Business Studies from The University of Edinburgh.

In addition, Christopher Lindop, who served as our Chief Financial Officer from February 2017 to February 2020, retired from his position as our Executive Vice President on May 31, 2020.

Employees

As of March 31, 2020, we had 418 employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages. We believe our employee relations are good.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2020, we had an accumulated deficit of $483.4 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources, including with available cash and short-term investment balances, cash generated through sales of our COVID-19 Microarray, and the issuance of new equity or debt. Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of MosaiQ, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control.  Furthermore, the indenture governing the Secured Notes contains limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing shareholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

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

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ. Our ability to successfully commercialize MosaiQ may be affected by the following factors, among others:

•	the scope of and progress made in our development activities;
•	our ability to successfully complete field trial studies;
•	our ability to obtain and maintain FDA and other regulatory authorizations;
•	threats posed by competing technologies;

•	our, or any commercial partner’s, ability to market MosaiQ to donor collection agencies, hospitals and independent testing laboratories;
•	our ability to successfully optimize the individual tests to be included on the MosaiQ Microarrays;
•

the occurrence of unforeseen technical difficulties associated with the operation of the manufacturing system for the MosaiQ Microarrays, the manufacture or operation of the MosaiQ Instrument, or the design or development of software and the integration of the MosaiQ Microarrays, the MosaiQ Instrument and software;

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

MosaiQ will be subject to CE Marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ to obtain approval of a biologics license application, or BLA, for the MosaiQ IH Microarrays and traditional 510(k) clearances for the instrument and the initial MosaiQ SDS Microarray, comprising two tests, CMV and syphilis. The MosaiQ SDS II Microarray, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ Microarrays is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ. In addition, global health crises, such as the current COVID-19 pandemic, may divert regulatory resources and attention away from the approval process for our products. Any such diversion could materially lengthen the regulatory process for MosaiQ, which would delay expected commercialization.

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

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for MosaiQ as well as our conventional reagent products. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our third-party contractors may also be impacted by factors outside their or our control, such as delays associated with the COVID-19 pandemic. In particular, the pandemic has resulted in certain delays for our ongoing field trials for our expanded MosaiQ IH Microarray. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for MosaiQ or our other transfusion diagnostic products.

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

Our initial MosaiQ IH Microarray and our second, expanded MosaiQ IH Microarray are being developed for the donor testing market, with our initial focus being on Europe and the United States, while our third MosaiQ IH Microarray is being developed for the patient testing market. We had previously contracted with Ortho to commercialize the MosaiQ IH Microarray in the patient testing market pursuant to a distribution and supply agreement, which we refer to as the Ortho Agreement. However, we terminated the Ortho Agreement, effective as of December 27, 2019, and are currently not party to a commercialization arrangement for the MosaiQ IH Microarray in the patient testing market. In addition, we are also currently involved in an arbitration dispute with Ortho regarding our termination of the Ortho Agreement and, while this dispute has been ongoing, we have not pursued alternatives for commercializing our MosaiQ IH Microarray in the patient testing market.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 64% of our total revenues and product sales to Ortho accounted for 61% of our total revenues in the year ended March 31, 2020.

If any of our OEM customer agreements for our conventional reagents products are terminated, particularly our agreement with Ortho, or the scope of our OEM customer relationships is otherwise reduced, our product sales could decrease, and our results of operations may be negatively impacted. In particular, a change of control of any of our OEM customers could negatively impact our relationship. Further, we may not be able to enter into new customer agreements on satisfactory terms, or at all. In addition, we are currently involved in an arbitration dispute with Ortho regarding our termination of the Ortho Agreement, which related to the commercialization and distribution of certain MosaiQ products. We cannot predict the impact this dispute with Ortho may have on our conventional reagent business. For more information see “Part I. Item 3. Legal Proceedings”.

Our OEM customers, including Ortho, are also our competitors. Our conventional reagent business may be harmed if, as a result of the commercialization of MosaiQ, Ortho or our other OEM customers perceive MosaiQ as a competitor product, resulting in a discontinuation of Ortho’s or our other OEM customers’ purchases from us.

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

Our products are manufactured by us and we obtain supplies from a limited number of suppliers. In some cases, critical components required to manufacture our products may only be available from a sole supplier or limited number of suppliers, any of whom would be difficult to replace. The supply of any of our manufacturing materials may be interrupted because of poor vendor performance or other events outside our control, which may require us, among other things, to identify alternate vendors and result in lost sales and increased expenses. In addition, if as a result of global economic or political instability or health pandemics, such as the COVID-19 pandemic, our suppliers may experience shortages or delays for materials sourced and manufactured in the affected countries, their ability to supply us with product components may be affected.

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

We face risks related to health pandemics, epidemics and outbreaks, including the current COVID-19 pandemic, which could significantly disrupt our operations and could have a material adverse impact on us.

Our business could be adversely impacted by the effects of pandemics, epidemics or outbreaks, and such impacts may be material. In particular, the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption on a global scale, and particularly in geographies where we conduct a significant portion of our business, including the United States and Europe. The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individual actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect of the pandemic on patients and healthcare providers, as well as our business partners;
•	demand for, and our ability to supply, our products, including as a result of travel restrictions, social distancing, quarantines and other containment measures;
•

our and our service providers' ability to conduct field trials, including further delays to our planned field trials for our MosaiQ IH and SDS Microarrays, and other potential delays in the development of MosaiQ;

•	our employees' and other service providers' ability to travel and to meet with customers;
•

delays in obtaining regulatory approvals for MosaiQ and conventional reagent products and disruptions in regulatory oversight and other actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;

•	restrictions on the export or shipment of our products;
•	significant cutback of delivery from impacted countries and regions or other impacts on our ability to obtain sufficient and timely supplies; and

•	any closures of our manufacturing facilities and those used in our supply chain processes or other disruptions to our or our suppliers' production capacities.

Further, the COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected and could continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products in the United States, Europe and other territories, and may materially impact our results of operations and financial condition.  Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our debt and other financings contain restrictive covenants and other provisions that may limit our operating flexibility.

As of March 31, 2020, we had $145.0 million aggregate principal amount of the Secured Notes outstanding.  The Secured Notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the Secured Notes that are then outstanding.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the Secured Notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the Secured Notes.

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

We could experience a breach in the confidentiality of the information we hold or of the security of our computer systems and any failure to comply with the applicable privacy laws to which we are subject could result in losses.

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

We are also required to comply with the data privacy and security laws in several jurisdictions. For example, we are required to comply with the European Union (EU) General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. GDPR extends the geographical scope of European Union data protection law to non-E.U. entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals, and imposes enhanced penalties for non-compliance. The potential for fines and penalties in the event of a violation of GDPR may have a significant adverse impact on our business and operations. In addition, the State of California has also enacted a consumer privacy law which imposes similar data privacy and security requirements. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application.We have made changes to, and continue to make enhancements of, our business practices to help attain compliance with these evolving and complex regulations. Any failure by us or our business partners to comply with U.S. federal or state or international privacy, data protection or security laws or regulations relating to the collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs.

The outcome of any current or future disputes, claims, arbitration and litigation could have a material adverse effect on our business, financial condition and results of operations.

We are currently involved in an arbitration dispute with Ortho regarding our termination of the Ortho Agreement. See Part I, Item 3. “Legal Proceedings.” In addition, we may, from time to time, be party to arbitration or litigation in the normal course of business, including class action and product liability lawsuits. Due to the inherent uncertainties of litigation and arbitration, it is not possible to predict the final outcome of these arbitrations, lawsuits and proceedings or determine the amount of any potential losses we may incur. In the event we are required or determine to pay amounts in connection with any such arbitrations, lawsuits or other proceedings, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Additionally, we may not be able to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, the ownership or control of intellectual property developed during the collaboration or the scope of our or our collaborators' other rights or obligations related to development or commercialization activities. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. For example, we are currently involved in an arbitration dispute with Ortho regarding our termination of the Ortho Agreement, which related to the commercialization and distribution of certain MosaiQ products. See Part I, Item 3. “Legal Proceedings.” Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Government Regulation

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the legislative and trade policy agenda of President Donald Trump and the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” are uncertain. These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. In addition, these developments, or continuing uncertainty surrounding these developments, could result in significant financial market volatility, and could also exacerbate, or result in, a slow-down of growth in global, U.S. and other economies, which could have a material adverse effect on our operating performance and the market price of our ordinary shares.

Efforts to repeal and replace the U.S. Patient Protection and Affordable Care Act (or the PPACA) have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain requirements mandated by the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. In addition, as part of the December 2017 Tax Cuts and Jobs Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the PPACA are invalid. The PPACA significantly impacts the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Our conventional reagent products are manufactured in Scotland and our MosaiQ Instruments and Microarrays are manufactured in Germany and Switzerland, respectively. In the United States, President Trump's administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, trade relations between the United States and China were, at times, significantly strained during calendar year 2019, as both countries imposed increased tariffs on the importation of certain product categories. While it is not possible to predict whether or when any additional changes will occur or what form they may take, the implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

Furthermore, on January 31, 2020, the United Kingdom ceased to be a member state of the European Union. As of that date, the United Kingdom entered a transitional period with the European Union, which is expected to continue through December 31, 2020. During this transitional period the United Kingdom retains access to the E.U. single market and customs union and the United Kingdom and the European Union are expected to attempt to negotiate various aspects of their future relationship following the transitional period, including a free trade deal. The long-term effects of Brexit will depend on the agreements or arrangements between the United Kingdom and the European Union, and the extent to which the United Kingdom retains access to the E.U. markets both during and after the transitional period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and it is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in the wider European markets for some time.

While we believe we have developed plans to manage the Brexit-related risks to our business and operations, including in the event that the United Kingdom and the European Union fail to finalize an agreement on the United Kingdom’s future relationship with the European Union before the end of the transitional period, it is unknown what the final terms of the relationship will be. If no agreement can be reached before the end of the transitional period there will be a period of considerable uncertainty, particularly in relation to the U.K. financial and banking markets, the regulatory process in Europe and movement of goods and people between the United Kingdom and European Union. It is also possible that, even if there is an agreement, there will be greater restrictions and transportation delays on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities, which could result in delays and increased expenses relating to the regulatory approval of our products. In addition, depending on the terms of the agreement, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. Furthermore, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our financial results.

If we, or any commercial partners we engage fail to comply with extensive foreign and domestic regulations, sales of our products in new and existing markets and the development and commercialization of any new product candidates, including MosaiQ, could be delayed or prevented.

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

Any regulatory approval or clearance of a product may also be subject to limitations on the indicated uses for which the product may be marketed. If the FDA or another regulatory body determines that our promotional materials, training or other activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might act if they consider our training or promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under applicable statutory authorities, such as laws prohibiting false claims for reimbursement. Additionally, we may be required to conduct costly post-market testing and we may be required to report adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events, manufacturing problems or failure to comply with regulatory requirements may result in restrictions on such products or manufacturing processes. Other potential consequences include revisions to the approved labeling, withdrawal of the products from the market, voluntary or mandatory recalls, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties. If materials used in our products become unavailable because of new government regulations, substitute materials may be less effective and may require significant cost to incorporate in our products.

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

The handling of materials used in the manufacture of transfusion diagnostics products involves the controlled use of biological and hazardous materials and wastes. The primary hazardous materials we handle or use include human blood donations. Our business and facilities and those of our suppliers are subject to federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling and disposal of, and exposure to, such materials and wastes. In addition, the collection and use of health data in the European Union is governed by the GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, we may be subject to substantial fines and other administrative penalties, which could adversely affect our business in the European Union.

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

The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate, and we expect our commercial partners will operate, in many jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment and non-disclosure agreements with our employees, consultants and third party collaborators. See “—We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own”.

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

Risks Related to Our Ordinary Shares

We are eligible to be treated as a smaller reporting company and we cannot be certain that the reduced disclosure requirements applicable to smaller reporting companies will not make our ordinary shares less attractive to investors.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act.  As a smaller reporting company the disclosure we are required to provide in our SEC filings is less than it would be if we were not considered a smaller reporting company.

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

Moreover, we are a smaller reporting company by virtue of our having less than $100 million in annual revenues for the year ended March 31, 2020 and a public float of less than $700 million as of September 30, 2019 and, as a result, we are deemed to be a “non-accelerated filer” under applicable SEC rules. By virtue of this filer status, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, or the Sarbanes-Oxley Act.

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

Like other emerging life sciences companies, the market price of our ordinary shares is likely to be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

•	fluctuations in our results of operations;
•	delays in the planned commercialization of MosaiQ;
•	speed and timing of adoption of MosaiQ by key target customers;
•	our ability to enter new markets;
•	negative publicity;
•	the outcome of our arbitration dispute with Ortho;
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

In addition, the securities of life sciences companies have in recent years experienced significant volatility. The volatility of the securities of life sciences companies often does not relate to the operating performance of those companies. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In addition, more recently, the stock market has experienced significant price and volume fluctuations as a result of the COVID-19 pandemic. This volatility has had a significant impact on the market price of securities issued by many companies across many industries.  In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 80,398,326 ordinary shares as of March 31, 2020, of which approximately 71,240,009 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. A significant number of shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2020, 175,525 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $13.67 per share and 1,848,052 ordinary shares were subject to outstanding options at a weighted exercise price of $7.73 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

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

As a public company, we have incurred and will continue to incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Our insurance costs have increased, particularly for directors’ and officers’ liability insurance. Such costs may further increase in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and remuneration committee, and qualified executive officers.

Companies that are "large accelerated filers" or "accelerated filers" under applicable SEC rules are also required to provide an attestation report on internal control over financial reporting issued by their independent registered public accounting firm. We are a smaller reporting company by virtue of our having less than $100 million in annual revenues for the year ended March 31, 2020 and a public float of less than $700 million as of September 30, 2019 and, as a result, we are not deemed to be either a “large accelerated filer” or an “accelerated filer” under applicable SEC rules. By virtue of this filer status, we are not required to include in this Annual Report an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Once we become a “large accelerated filer” or an “accelerated filer”, we will be required to include this attestation report. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

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

As of March 31, 2020, there were outstanding warrants to purchase (i) 64,000 of our ordinary shares at an exercise price of $9.375 per share and (ii) 111,525 of our ordinary shares at an exercise price of $16.14 per share. In addition, as of March 31, 2020, there were outstanding options to purchase 1,848,052 ordinary shares at a weighted average exercise price of $7.73 per share. These warrants and options are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s or option's exercise price. To the extent such warrants and options are exercised, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2020 and do not expect to be a PFIC for the taxable year ending March 31, 2021 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

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

		Size (sq. ft.)
Facility /Use	Location	Office	Laboratory	Expiration
UK Corporate Offices/Development Laboratory and Conventional Reagents Manufacturing Facility	Edinburgh, Scotland	27,400	59,800	September 30, 2052
Corporate Headquarters and Manufacturing Operations—MosaiQ	Eysins, Switzerland	13,600	31,600	March 15, 2025
MosaiQ Sales Operation	Eysins, Switzerland	6,700	—	March 31, 2022
U.S. Corporate Offices	Newtown, PA, USA	1,200	—	November 30, 2021
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	July 31, 2020

We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business.

Item 3. Legal Proceedings

Our subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to a distribution and supply agreement with Ortho-Clinical Diagnostics, Inc., or “Ortho”, related to the commercialization and distribution of certain MosaiQ products, which we refer to as the Ortho Agreement. We also entered into a subscription agreement with an affiliate of Ortho pursuant to which the affiliate subscribed for our newly issued ordinary shares and newly issued 7% cumulative redeemable preference shares, of no par value, for an aggregate subscription price of approximately $25 million.

On November 27, 2019, we delivered a notice to Ortho that we had terminated the Ortho Agreement, effective as of December 27, 2019.  We had not realized any revenue under the Ortho Agreement prior to its termination.

On or about November 17, 2019, Ortho initiated an arbitration proceeding in which it seeks a declaration that we do not have the right to terminate the Ortho Agreement, specific performance of certain provisions of the Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in our shares and their market value.  We are pursuing counterclaims against Ortho, including that we have the right to terminate the Ortho Agreement and damages that include the milestone payments due under the Ortho Agreement.  In addition, on December 20, 2019, we entered into an agreement, or the Ortho Dispute Agreement, with Ortho pursuant to which we agreed, while the arbitration is pending, not to grant commercialization rights in respect of products that overlap with Ortho’s rights under the Ortho Agreement without prior written notice to Ortho.

An arbitration hearing is scheduled for September 2020 and is to be held in the United States. The Ortho Agreement provides that any arbitration award shall be final and binding on the parties and shall not be appealable to any court in any jurisdiction.

We believe that Ortho’s allegations are without merit and we intend to defend ourselves vigorously against Ortho’s claims. However, because of the complexities and uncertainties inherent in arbitration proceedings and the nature of the claims, we cannot predict with certainty whether we will prevail in our defences and counterclaims or the impact of this arbitration on our business, results of operations or financial condition.

As discussed in more detail in Note 6 to our consolidated financial statements, because we cannot predict the outcome of this arbitration, we do not believe it is possible to provide a meaningful estimate of a reasonably possible loss at this time in connection with the preparation of those financial statements. Nevertheless, if Ortho prevailed on its claim that we did not have the right to terminate the Ortho Agreement, the arbitral tribunal might issue a declaration that the Ortho Agreement remains in effect and/or an award compelling Quotient to specifically perform obligations under the Ortho Agreement. Similarly, if Ortho prevailed on its damages claim related to its investment in our shares, we could be obligated to pay those damages. The damages include the difference in amounts Ortho invested in the Company’s ordinary and preference shares of $25 million and their market value (see Note 8 to our consolidated financial statements for more information on our shares). As discussed above, Ortho has made additional claims in connection with the arbitration, including damages claims in unspecified amounts.

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

We may also be subject to other claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol “QTNT”. On June 11, 2020, the last reported sale price of our ordinary shares on Nasdaq was $6.94 per share.

Shareholders

On June 11, 2020, there were 21 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Performance Graph

Below is a graph which compares the cumulative shareholder return on our ordinary shares from March 31, 2015 through March 31, 2020 against the cumulative total return for the same period on the Nasdaq Stock Market Composite Index and the Nasdaq Healthcare Index. The results are based on an assumed $100 invested on March 31, 2015.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN* AMONG QUOTIENT LIMITED, THE NASDAQ STOCK MARKET COMPOSITE INDEX AND THE NASDAQ HEALTHCARE INDEX   $0 $20 $40 $60 $80 $100 $120 $140 $160 $180 $200 03/31/2015  04/30/2015  05/31/2015  06/30/2015  07/31/2015  08/31/2015  09/30/2015  10/31/2015  11/30/2015  12/31/2015  01/31/2016  02/29/2016  03/31/2016  04/30/2016  05/31/2016  06/30/2016  07/31/2016  08/31/2016  09/30/2016  10/31/2016  11/30/2016  12/31/2016  01/31/2017  02/28/2017  03/31/2017  04/30/2017  05/31/2017  06/30/2017  07/31/2017  08/31/2017  09/30/2017  10/31/2017  11/30/2017  12/31/2017  01/31/2018  02/28/2018  03/31/2018  04/30/2018  05/31/2018  06/30/2018  07/31/2018  08/31/2018  09/30/2018  10/31/2018  11/30/2018  12/31/2018  01/31/2019  02/28/2019  03/31/2019  04/30/2019  05/31/2019  06/30/2019  07/31/2019  08/31/2019  09/30/2019  10/31/2019  11/30/2019  12/31/2019  01/31/2020  02/29/2020  03/31/2020  QUOTIENT LIMITED  NASDAQ HEALTHCARE INDEX NASDAQ COMPOSITE * $100 invested on March 31, 2015 in stock or index including reinvestment of dividends. 60 Months ended March 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2020:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders (1)	2,467,399	$5.79	299,777
Equity compensation plans not approved by shareholders (2)	75,000	$2.52	—
(1)

Composed of the 2012 Option Plan, pursuant to which 300,751 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $1.90, and the 2014 Stock Incentive Plan, pursuant to which 2,166,648 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $6.25. At March 31, 2020, 299,777 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

(2)

On February 5, 2020, in connection with the appointment of Mr. Peter Buhler as our Chief Financial Officer, we granted Mr. Buhler 50,000 restricted share units and 25,000 options to purchase ordinary shares at an exercise price of $7.57 per share. The grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Mr. Buhler’s entering into employment with our company. The restricted share units and the options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Mr Buhler’s employment is terminated, any restricted share units or options not vested shall be forfeited upon termination.

Recent Sales of Unregistered Securities

None

Item 6. Selected Consolidated Financial Data

The following tables summarize our consolidated financial and other data. The consolidated statement of income data for the years ended March 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of March 31, 2020 and 2019 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the year ended March 31, 2017 and 2016 and the consolidated balance sheet data as of March 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Year ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated statement of loss:
Revenue:
Product sales	$31,601	$28,665	$23,913	$20,127	$18,022
Other revenues	1,055	469	819	2,100	500
Total revenue	32,656	29,134	24,732	22,227	18,522
Cost of revenue	(17,800)	(17,230)	(10,471)	(10,844)	(9,658)
Gross profit	14,856	11,904	14,261	11,383	8,864
Operating expenses:
Sales and marketing	(9,853)	(8,637)	(7,347)	(5,660)	(3,073)
Research and development, net of government grants	(53,744)	(50,677)	(51,202)	(57,064)	(28,781)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,467)	(4,957)	(4,156)	(4,221)	(2,004)
Other general and administrative expenses	(27,483)	(26,588)	(21,544)	(18,497)	(24,094)
Total general and administrative expense	(31,950)	(31,545)	(25,700)	(22,718)	(26,098)
Total operating expense	(95,547)	(90,859)	(84,249)	(85,442)	(57,952)
Operating loss	(80,691)	(78,955)	(69,988)	(74,059)	(49,088)
Other income (expense):
Interest expense, net	(23,859)	(20,018)	(15,365)	(9,903)	(4,151)
Change in financial liability for share warrants	—	—	—	—	15,857
Other, net	2,438	(6,369)	2,366	(1,107)	3,504
Other income (expense), net	(21,421)	(26,387)	(12,999)	(11,010)	15,210
Loss before income taxes	(102,112)	(105,342)	(82,987)	(85,069)	(33,878)
Provision for income taxes	(661)	(44)	649	—	—
Net loss	$(102,773)	$(105,386)	$(82,338)	$(85,069)	$(33,878)
Net loss available to ordinary shareholder - basic and diluted	$(102,773)	$(105,386)	$(82,338)	$(85,069)	$(33,878)
Loss per share - basic and diluted	$(1.44)	$(1.92)	$(2.02)	$(3.02)	$(1.73)
Weighted-average shares outstanding - basic and diluted	71,610,035	54,874,391	40,839,309	28,145,472	19,558,152

	As of March 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$3,923	$4,096	$20,165	$4,754	$44,100
Short-term investments	116,871	90,729	5,669	16,057	—
Total assets	226,463	177,770	123,841	109,971	119,750
Long-term debt	153,024	121,855	85,063	80,704	27,910
Total liabilities	231,990	176,056	138,472	134,062	73,027
Total shareholders' funds (deficit)	$(5,527)	$1,714	$(14,631)	$(24,091)	$46,723

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

We have over 35 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ, our proprietary technology platform, to better address the comprehensive needs of this large and established market. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood grouping in the donor and patient testing environments, while improving patient outcomes.

We currently operate as one business segment with over 415 employees in the United Kingdom, Switzerland and the United States as of March 31, 2020. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 45%, 49% and 48% of total revenue during the years ended March 31, 2020, 2019 and 2018, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2020, we had an accumulated deficit of $483.4 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $32.7 million for the year ended March 31, 2020, $29.1 million for the year ended March 31, 2019 and $24.7 million for the year ended March 31, 2018. Our net loss was $102.8 million for the year ended March 31, 2020, $105.4 million for the year ended March 31, 2019 and $82.3 million for the year ended March 31, 2018.

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

As of March 31, 2020, we had available cash, cash equivalents and short-term investments of $120.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors”.

•

Initial European Regulatory Approval – we filed for European regulatory approval for our initial MosaiQ IH Microarray in late September 2018 and were notified of its approval on April 30, 2019. We also filed for European regulatory approval of the initial MosaiQ SDS Microarray in June 2019 and were notified of its approval on February 14, 2020.

•	European and U.S. Hypercare Launch – following the CE mark for our initial MosaiQ IH Microarray, we have commenced and completed hypercare testing with four selected customers.
•

Ongoing Microarray Menu Development – our activities for the expansion of our IH and SDS, testing menus included the completion of the validation and verification, or “V&V”, concordance study for the expanded MosaiQ IH Microarray menu, which we announced in October 2019. The V&V study for the expanded MosaiQ SDS Microarray is planned for the third quarter of calendar year 2020.

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were suspended due to the COVID-19 pandemic in March 2020, but in May 2020 quarantine and containment measures and restrictions were eased in two of the three trial locations allowing the work to recommence. Further, these two trials have recommenced from the point at which they were suspended with no requirement to repeat any of the work already performed. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. These trials will commence as soon as the circumstances permit, which we expect will be in the second half of calendar year 2020. We expect field trials for the expanded MosaiQ SDS Microarray to commence in the second half of calendar year 2020 in Europe, and in the first half of calendar year 2021 in the United States.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019. Initial European regulatory submissions for our expanded MosaiQ IH Microarray are expected during the fourth quarter of calendar year 2020 with U.S. regulatory submissions following in the first half of calendar year 2021. European regulatory submission for the expanded MosaiQ SDS Microarray is expected in the second half of calendar year 2021.

COVID-19 Pandemic

You should read the following update regarding the COVID-19 pandemic in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors”.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The governments of each of the major locations in which we operate, the United Kingdom, Switzerland and the United States, have implemented varying measures and restrictions to combat the COVID-19 pandemic.

These restrictions have directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. All external work on these trials was suspended in March 2020 until such time as the existing restrictions in the relevant jurisdictions are removed or moderated. In May 2020, quarantine and containment measures and restrictions were eased in two of the three European trial locations allowing the work to recommence. These two trials have recommenced from the point at which they were suspended with no requirement to repeat any of the work already performed.

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020 we annaounced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States. Having completed the required notification and submitted the EUA within the required timeframe, our test is officially listed on the FDA webpages as a test that is now allowed to be distributed in the United States. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May, 2020 and we have subsequently entered into several additional contracts with customers in Europe and the United States.

To date, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent business. Customer demand has remained robust over the last two months and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, and we continue to be able to meet our customer requirements. Nevertheless, we are continuing to closely monitor the performance of our conventional reagent business in light of the uncertainty created by the COVID-19 pandemic.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict.  See Item 1A. Risk Factors – "We face risks related to health pandemics, epidemics and outbreaks, including the outbreak of the current COVID-19 pandemic, which could significantly disrupt our operations and could have a material adverse impact on us."

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 70%, 68% and 75% for the years ended March 31, 2020, 2019 and 2018, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. In addition, as a result of the CE Marking of the MosaiQ COVID-19 Microarray, we expect to generate product sales revenue from this product in Europe during the fiscal year ended March 31, 2021. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.” In the year ended March 31, 2018, other revenues also included the sale of two MosaiQ instruments to a development partner.

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary claims certain tax credits on its research and development expenditures and these are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We segregate research and development expenses for the MosaiQ project from expenses for other research and development projects. We do not maintain detailed records of these other costs by activity. We are nearing completion of the initial development of MosaiQ and expect our costs associated with field trials and regulatory approvals will increase at the same time as our development costs decrease. As we move to commercialization of MosaiQ in the donor testing market, we expect our overall research and development expense to decrease.

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers or holders of the Secured Notes, as applicable. See Note 3 “Debt” and Note 8 “Ordinary and Preference Shares – Preference shares” to our consolidated financial statements included in this Annual Report for additional information.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our business are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. Other income (expense) also includes exceptional costs related to deferred debt issue costs expensed on the repayment of debt facilities and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2020 and 2019— Other income (expense)” and “—Results of Operations— Comparison of Years ended March 31, 2019 and 2018— Other income (expense).”

Provision for income taxes in the years ended March 31, 2020 and March 31, 2019 reflected a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary and adjustments for uncertain tax positions. Provision for income taxes in the year ended March 31, 2018 reflected a reduction in the valuation allowance against deferred tax assets in a subsidiary as a result of an improvement in the profitability of this subsidiary.

Results of Operations

Comparison of Years ended March 31, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$31,601	97%	$28,665	98%	$2,936	10%
Other revenues	1,055	3%	469	2%	586	125%
Total revenue	32,656	100%	29,134	100%	3,522	12%
Cost of revenue	17,800	55%	17,230	59%	570	3%
Gross profit	14,856	45%	11,904	41%	2,952	25%
Operating expenses:
Sales and marketing	9,853	30%	8,637	30%	1,216	14%
Research and development	53,744	165%	50,677	174%	3,067	6%
General and administrative	31,950	98%	31,545	108%	405	1%
Total operating expenses	95,547	293%	90,859	312%	4,688	5%
Operating (loss)	(80,691)	-247%	(78,955)	-271%	(1,736)	2%
Other income (expense):
Interest expense, net	(23,859)	-73%	(20,018)	-69%	(3,841)	19%
Other, net	2,438	7%	(6,369)	-22%	8,807	-138%
Total other expense, net	(21,421)	-66%	(26,387)	-91%	4,966	-19%
Loss before income taxes	(102,112)	-313%	(105,342)	-362%	3,230	-3%
Provision for income taxes	(661)	-2%	(44)	—	(617)	1402%
Net loss	$(102,773)	-315%	$(105,386)	-362%	$2,613	-2%

Revenue

Product sales revenue increased by 10% to $31.6 million for the year ended March 31, 2020, compared with $28.7 million for the year ended March 31, 2019. The increase in product sales revenue was primarily attributable to incremental direct sales of conventional reagent products to customers in the United States and product sales to OEM customers. Products sold by standing purchase order were 70% of product sales for the year ended March 31, 2020, compared with 68% for the year ended March 31, 2019. Total revenue for the year ended March 31, 2020 increased by 12% to $32.7 million compared with $29.1 million in the year ended March 31, 2019, and included other revenues of $1.1 million and $0.5 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$21,217	65%	$20,287	70%	$930	5%
Product sales - direct customers and distributors	10,384	32%	8,378	29%	2,006	24%
Other revenues	1,055	3%	469	2%	586	125%
Total revenue	$32,656	100%	$29,134	100%	$3,522	12%

OEM Sales. Product sales to OEM customers increased 5% to $21.2 million for the year ended March 31, 2020, compared with $20.3 million for the year ended March 31, 2019. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Direct product sales increased 24% to $10.4 million for the year ended March 31, 2020 compared with $8.4 million for the year ended March 31, 2019. This mainly consisted of direct sales in the United States which increased to $9.5 million in the year ended March 31, 2020 compared with $7.7 million in the year ended March 31, 2019 as a result of recent product launches and the expansion of our customer base.

Other Revenues. Other revenues of $1.1 million for the year ended March 31, 2020 and $0.5 million for the year ended March 31, 2019 mainly consisted of product development fees. The product development fees in both years arose as the result of the achievement of product development milestones under the terms of our umbrella supply agreement with Ortho. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information.

Cost of revenue and gross margin

Cost of revenue increased by 3% to $17.8 million for the year ended March 31, 2020, compared with $17.2 million for the year ended March 31, 2019. The increase in cost of revenue partially reflected incremental costs associated with greater sales volumes.  In addition, in the year ended March 31, 2019, we were in the process of moving our conventional reagents manufacturing operations to our new ARC facility in Edinburgh, Scotland from our other Edinburgh manufacturing facility and we incurred additional expenditure of $1.5 million as a result of operating two facilities. We completed the relocation at the start of calendar year 2019 and we no longer bear any costs related to our previous facility in Edinburgh.

Gross profit on total revenue in the year ended March 31, 2020 was $14.9 million, an increase of 25% when compared with $11.9 million for the year ended March 31, 2019. This increase was attributable to the increase in gross margin on product sales described below and a $0.6 million increase in other revenues to $1.1 million in the year ended March 31, 2020 as compared with $0.5 million of other revenues in the year ended March 31, 2019 (the associated cost of which was included in research and development expenses).

Gross profit on product sales, which excludes other revenues, was $13.8 million for the year ended March 31, 2020 compared with $11.4 million for the year ended March 31, 2019. This increase was due to the gross profit on increased sales to existing OEM customers and the impact of recently launched new products.  In addition, as described above, in the year ended March 31, 2019, we were in the process of moving our conventional reagents manufacturing operations to our new ARC facility in Edinburgh, Scotland and we incurred additional expenditure of $1.5 million as a result of operating two facilities. Gross margin on product sales, which excludes other revenues, was 44% for the year ended March 31, 2020 compared with 40% for the year ended March 31, 2019.

Sales and marketing expenses

Sales and marketing expense increased by 14% to $9.9 million for the year ended March 31, 2020, compared with $8.6 million for the year ended March 31, 2019. The growth in sales and marketing expenses in the year ended March 31, 2020 was mainly attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ.

Research and development expenses

	Year ended March 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$52,202	160%	$48,903	168%	$3,299	7%
Other research and development	2,035	6%	2,123	7%	(88)	-4%
Tax credits	(493)	-2%	(349)	-1%	(144)	41%
Total research and development expenses	$53,744	165%	$50,677	174%	$3,067	6%

Research and development expenses increased by 6% or $3.1 million to $53.7 million for the year ended March 31, 2020, compared with $50.7 million for the year ended March 31, 2019. Our research and development expenses included an expense of $1.0 million in the year ended March 31, 2020 and an expense of $0.5 million in the year ended March 31, 2019 related to the costs of our intellectual property license with TTP for MosaiQ. Activities associated with completed and on-going field trials increased research and development expenses by $0.8 million in the year ended March 31, 2020. Termination benefit costs of $0.7 million were also included in the year ended March 31, 2020. There were no termination benefit costs in the year ended March 31, 2019. The remainder of the year on year increase in research and development expenses related to higher expenditure with development partners.

General and administrative expenses

General and administrative expenses increased 1% to $32.0 million for the year ended March 31, 2020, compared with $31.5 million for the year ended March 31, 2019. Our general and administrative expenses included termination and transition benefit costs of $1.3 million in the year ended March 31, 2020. We also incurred additional legal and advisory expenses in the year ended March 31, 2020 compared to the year ended March 31, 2019 related to our dispute with Ortho and the termination of the Ortho Agreement, as well as incremental costs associated with operating as a public company. In the year ended March 31, 2019, we incurred approximately $1.6 million of costs associated with the relocation of our conventional reagents manufacturing operations to our new ARC facility, which did not recur in the year ended March 31, 2020. We recognized $4.5 million of stock compensation expense in the year ended March 31, 2020 compared with $5.0 million in the year ended March 31, 2019. Stock compensation expense is recognized over the expected vesting period of incentive awards. As a percentage of total revenue, general and administrative expenses decreased to 99% for the year ended March 31, 2020, compared with 107% for the year ended March 31, 2019.

Other income (expense)

Net interest expense was $23.9 million for the year ended March 31, 2020, compared with $20.0 million for the year ended March 31, 2019. Interest expense in the year ended March 31, 2020 included $17.1 million of interest charges on our Secured Notes compared with $13.3 million in the year ended March 31, 2019. The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the years ended March 31, 2020 and March 31, 2019 included amortization of deferred debt issue costs of $7.0 million and $5.9 million, respectively, which included, in the year ended March 31, 2020, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018, December 2018 and May 2019 in connection with the issuances of the Secured Notes and the amendment of the indenture relating to the Secured Notes and, in the year ended March 31, 2019, amortization of the expected costs of the royalty rights agreements entered into in October 2016, June 2018 and December 2018 in connection with the issuance of the Secured Notes and the amendment of the indenture relating to the Secured Notes. The additional royalty rights agreements entered into in May 2019 increased in aggregate the amount of royalties payable pursuant to royalty rights agreements from 3% to 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. In each of the years ended March 31, 2020 and March 31, 2019, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. In addition, in the year ended March 31, 2020 we earned interest income of $1.3 million on our money market deposits as compared with $0.3 million in the year ended March 31, 2019.

Other income for the year ended March 31, 2020 included $2.4 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. Other expense for the year ended March 31, 2019 included $5.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies and $1.0 million of fees related to the amendment of the indenture relating to the Secured Notes in December 2018.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2020 reflects both adjustments to net operating losses carried forward and current tax accruals in a subsidiary as a result of an uncertain tax position. Provision for income taxes in the year ended March 31, 2019 reflected a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary.

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

	2020	2019				2018
	Mar-31	Dec-31	Sep-30	June 30	Mar 31	Dec-31	Sep-30	June 30	Mar 31
	(in thousands, except percentages)
Revenue:
Product sales	$8,700	$7,636	$7,096	$8,169	$7,831	$6,723	$6,247	$7,864	$6,124
Other revenues	—	305	750	—	450	—	—	19	13
Total revenue	8,700	7,941	7,846	8,169	8,281	6,723	6,247	7,883	6,137
Cost of revenue	(4,736)	(4,532)	(3,969)	(4,563)	(4,427)	(4,186)	(4,552)	(4,065)	(2,528)
Gross profit	3,964	3,409	3,877	3,606	3,854	2,537	1,695	3,818	3,609
Operating expenses:
Sales and marketing	(2,731)	(2,289)	(2,253)	(2,580)	(2,278)	(2,233)	(1,845)	(2,281)	(1,886)
Research and development	(14,847)	(14,160)	(13,083)	(11,654)	(13,321)	(11,788)	(12,998)	(12,570)	(13,259)
General and administrative	(7,855)	(9,316)	(6,981)	(7,798)	(8,580)	(7,545)	(7,916)	(7,505)	(6,391)
Total operating expenses	(25,433)	(25,765)	(22,317)	(22,032)	(24,179)	(21,566)	(22,758)	(22,356)	(21,536)
Operating profit (loss)	(21,469)	(22,356)	(18,440)	(18,426)	(20,325)	(19,029)	(21,064)	(18,538)	(17,927)
Other income (expense):
Interest expense, net	(3,474)	(7,009)	(7,290)	(6,086)	(5,404)	(6,617)	(5,819)	(3,116)	(3,709)
Other, net	838	1,894	(1,245)	951	(853)	(598)	(468)	(3,512)	888
Total other income (expense), net	(2,636)	(5,115)	(8,535)	(5,135)	(6,257)	(7,215)	(6,287)	(6,628)	(2,821)
Loss before income taxes	(24,105)	(27,471)	(26,975)	(23,561)	(26,582)	(26,243)	(27,351)	(25,166)	(20,748)
Provision for income taxes	(620)	(14)	(14)	(13)	(11)	(11)	(11)	(11)	649
Net loss	$(24,725)	$(27,485)	$(26,989)	$(23,574)	$(26,593)	$(26,254)	$(27,362)	$(25,177)	$(20,099)
% of Product Sales from Standing Purchase Orders	68%	72%	71%	68%	70%	67%	70%	65%	77%

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2020 and in fiscal 2019, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2020, we had an accumulated deficit of $483.4 million. During the year ended March 31, 2020, we incurred a net loss of $102.8 million and used $80.6 million of cash for operating activities. During the year ended March 31, 2019, we incurred a net loss of $105.4 million and used $75.7 million of cash for operating activities. During the year ended March 31, 2018, we incurred a net loss of $82.3 million and used $68.4 million of cash for operating activities. As described under results of operations, our use of cash during the years ended March 31, 2020 and March 31, 2019 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2019, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $250.1 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $120.0 million of gross proceeds from the issuance of the Secured Notes.

On May 15, 2019, we issued an additional $25.0 million aggregate principal amount of the Secured Notes. On May 15, 2019, we paid $1.5 million of the net proceeds of the issuance into the cash reserve account maintained with the collateral agent under the terms of the indenture governing the Secured Notes, which together with the $7.2 million paid into the cash reserve account in respect of previous issuances, brought the total in the cash reserve account to $8.7 million at March 31, 2020.

On November 12, 2019, we completed a public offering of 13,800,000 newly issued ordinary shares at a price of $7.00 per share, which raised $96.6 million of gross proceeds before underwriting discounts and other offering expenses.

As of March 31, 2020, we had available cash, cash equivalents and short-term investments of $120.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

12% Senior Secured Notes Due 2024

On October 14, 2016, we completed a private placement of our Secured Notes. Our obligations under the Secured Notes and the related indenture are unconditionally guaranteed on a secured basis by the guarantors, which include all our subsidiaries, and the indenture contains customary events of default. We are also required to comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent.

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

In connection with the October 2016, June 2018 and May 2019 issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, we entered into royalty rights agreements, pursuant to which we agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that we make our first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs.

Cash Flows for the Years Ended March 31, 2020 and 2019

Operating activities

Net cash used in operating activities was $80.6 million during the year ended March 31, 2020, which included net losses of $102.8 million and non-cash items of $26.3 million. Non-cash items were depreciation and amortization expense of $12.3 million, share-based compensation expense of $4.5 million, deferred lease rentals of $0.3 million, Swiss pension costs of $0.8 million, amortization of deferred debt issue costs of $7.0 million, accrued preference share dividends of $1.0 million and deferred income taxes of $0.4 million. We also experienced a net cash outflow of $4.1 million from changes in operating assets and liabilities during the period, consisting of a $5.0 million increase in inventories, a $0.7 million increase in other assets and a $2.1 million increase in accounts receivable, offset by a $2.5 million increase in accounts payable and accrued liabilities and a $1.2 million increase in accrued compensation and benefits.

Net cash used in operating activities was $75.7 million during the year ended March 31, 2019, which included net losses of $105.4 million and non-cash items of $25.7 million. Non-cash items were depreciation and amortization expense of $12.8 million, share-based compensation expense of $5.0 million, deferred lease rentals of $0.4 million, Swiss pension costs of $0.6 million, amortization of deferred debt issue costs of $5.9 million and accrued preference share dividends of $1.0 million. We also experienced a net cash inflow of $4.1 million from changes in operating assets and liabilities during the period, consisting of a $3.3 million decrease in other assets, a $0.4 million increase in accounts payable and accrued liabilities and a $1.1 million increase in accrued compensation and benefits offset by a $0.1 million increase in inventories and a $0.6 million increase in accounts receivable.

Investing activities

Net cash used in investing activities was $30.2 million in the year ended March 31, 2020 and $89.1 million in the year ended March 31, 2019. We invested $25.6 million net and $84.3 million net in short-term money market funds in the years ended March 31, 2020 and March 31, 2019, respectively. Purchases of property and equipment in the year ended March 31, 2020 were $4.6 million and were mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. Purchases of property and equipment in the year ended March 31, 2019 were $4.8 million, and were mainly related to the payment of final costs related to the construction of our new ARC conventional reagents manufacturing facility.

Financing activities

Net cash provided by financing activities was $114.6 million during the year ended March 31, 2020, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019, $90.5 million of net proceeds from the issuance of ordinary shares on November 12, 2019 and $0.5 million of proceeds from the exercise of share options, offset by $0.5 million of repayments on finance leases.

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

Cash Flows for the Years Ended March 31, 2019 and 2018

Operating activities

Net cash used in operating activities was $75.7 million during the year ended March 31, 2019, which included net losses of $105.4 million and non-cash items of $25.7 million. Non-cash items were depreciation and amortization expense of $12.8 million, share-based compensation expense of $5.0 million, deferred lease rentals of $0.4 million, Swiss pension costs of $0.6 million, amortization of deferred debt issue costs of $5.9 million and accrued preference share dividends of $1.0 million. We also experienced a net cash inflow of $4.1 million from changes in operating assets and liabilities during the period, consisting of a $3.3 million decrease in other assets, a $0.4 million increase in accounts payable and accrued liabilities and a $1.1 million increase in accrued compensation and benefits offset by a $0.1 million increase in inventories and a $0.6 million increase in accounts receivable.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ in the donor testing market, we expect our operating expenses during the year ended March 31, 2021 to be similar to those of the year ended March 31, 2020, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, completing field trials and regulatory filings, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2020, we had available cash, cash equivalents and short-term investments of $120.8 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;
•	the outcome of our ongoing arbitration with Ortho;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

We expect to fund our operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances, cash generated through sales of our MosaiQ COVID-19 Microarray, and the issuance of new equity or debt, and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance that we will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our Secured Notes and related royalty rights agreements, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2020.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
12% Senior Secured Notes due 2024	$145,000	$—	$66,459	$78,541	$—
Interest on 12% Senior Secured Notes	57,275	17,400	30,087	9,788	—
Royalty rights agreements with note purchasers	85,986	—	1,859	12,081	72,046
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	5,425	—	5,425	—	—
Operating and capital leases	83,916	4,055	7,556	6,167	66,138
STRATEC Biomedical manufacturing agreement (2)	62,735	2,503	16,714	24,383	19,135
Other	21,365	17,384	3,981	—	—
Total contractual obligations	$476,702	$41,342	$147,081	$130,960	$157,319

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2022, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period. The total remaining purchase obligation under this agreement is $62.7 million (€57.0 million) using March 31, 2020 exchange rates.

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

Accounts receivable consist primarily of amounts due from OEM customers, hospitals, donor testing laboratories, and distributors. Accounts receivable are reported net of an allowance for uncollectible accounts, which we also refer to as doubtful accounts. The allowance for doubtful accounts represents a reserve for estimated losses resulting from our inability to collect amounts due from our customers. Direct sales, where we may make many low value sales to a large number of customers, represents a larger risk of doubtful accounts, as opposed to OEM customer sales consisting primarily of a small number of well established businesses with whom we have a long trading history. The collectability of our trade receivables balances is regularly evaluated based on a combination of factors such as the aging profile of our receivables, past history with our customers, changes in customer payment patterns, customer credit-worthiness and any other relevant factors. Based on these assessments, we adjust the reserve for doubtful accounts recorded in our financial statements.

Inventories

We record inventories at the lower of cost (at standard costs, approximating average costs) or market (net realizable value), net of reserves. We record adjustments to inventory based upon historic usage, expected future demand and shelf life of the products held in inventory. We also calculate our inventory value based on the standard cost of each product. This approach requires us to analyze variances arising in the production process to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.

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

We follow the accounting guidance for uncertainties in income taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken, in a tax return in the financial statements. Additionally, the guidance also prescribes the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We accrue for the estimated amount of taxes for uncertain tax positions if it is more likely than not that we would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the years ended March 31, 2020, 2019 or 2018.

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

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases, to enhance the transparency and comparability of financial reporting related to leasing arrangements. We adopted ASU 2016-02 on April 1, 2019, or the effective date, and used the effective date as our date of initial application.

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

The finance lease assets and operating lease right-of-use assets are assessed for impairment in accordance with our accounting policy for long-lived assets.

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

Cash, cash equivalents and cash reserve account. At March 31, 2020, we had cash and cash equivalents of $120.8 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the cash reserve account are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Secured Notes. At March 31, 2020, we had term debt of $145.0 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and the U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at March 31, 2020, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.5 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.5 million. Based on our assets and liabilities held in Swiss Francs at March 31, 2020, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.3 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.3 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2020, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to approximately $36.2 million. This expenditure is offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2021 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $1.5 million in the year ending March 31, 2021 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2021. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $1.5 million over the same period.

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

Index to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quotient Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Limited (the Company) as of March 31, 2020 and 2019, the related consolidated statements of comprehensive loss, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently involved in an arbitration dispute with a customer and an adverse outcome of this dispute in addition to the Company’s expenditure plans over the next 12 months could result in net cash outflows over the next 12 months exceeding the Company’s existing available cash and short-term investment balances, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016 -02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of April 1, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments.

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

Belfast, United Kingdom

June 12, 2020

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,923	$4,096
Short-term investments	116,871	90,729
Trade accounts receivable, net	5,402	3,348
Inventories	20,501	15,551
Prepaid expenses and other current assets	3,775	3,202
Total current assets	150,472	116,926
Restricted cash	9,017	7,507
Property and equipment, net	40,165	47,293
Operating lease right-of-use assets	21,493	—
Intangible assets, net	625	751
Deferred income taxes	237	605
Other non-current assets	4,454	4,688
Total assets	$226,463	$177,770
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,826	$5,936
Accrued compensation and benefits	7,210	6,149
Accrued expenses and other current liabilities	15,490	12,458
Current portion of operating lease liability	3,033	—
Current portion of deferred lease rental benefit	—	435
Current portion of finance lease obligation	598	471
Total current liabilities	31,157	25,449
Long-term debt	153,024	121,855
Operating lease liability, less current portion	19,914	—
Deferred lease rental benefit, less current portion	—	1,144
Finance lease obligation, less current portion	1,117	865
Defined benefit pension plan obligation	6,353	7,368
7% Cumulative redeemable preference shares	20,425	19,375
Total liabilities	231,990	176,056
Commitments and contingencies	—	—
Shareholders' (deficit) equity:
Ordinary shares (nil par value) 80,398,326 and 65,900,447 issued and outstanding at March 31, 2020 and March 31, 2019 respectively	459,931	368,958
Additional paid in capital	33,132	28,665
Accumulated other comprehensive loss	(15,155)	(14,884)
Accumulated deficit	(483,435)	(381,025)
Total shareholders' (deficit) equity	(5,527)	1,714
Total liabilities and shareholders' (deficit) equity	$226,463	$177,770

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2020	2019	2018
Revenue:
Product sales	$31,601	$28,665	$23,913
Other revenues	1,055	469	819
Total revenue	32,656	29,134	24,732
Cost of revenue	(17,800)	(17,230)	(10,471)
Gross profit	14,856	11,904	14,261
Operating expenses:
Sales and marketing	(9,853)	(8,637)	(7,347)
Research and development, net of government grants	(53,744)	(50,677)	(51,202)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,467)	(4,957)	(4,156)
Other general and administrative expenses	(27,483)	(26,588)	(21,544)
Total general and administrative expense	(31,950)	(31,545)	(25,700)
Total operating expense	(95,547)	(90,859)	(84,249)
Operating loss	(80,691)	(78,955)	(69,988)
Other income (expense):
Interest expense, net	(23,859)	(20,018)	(15,365)
Other, net	2,438	(6,369)	2,366
Other income (expense), net	(21,421)	(26,387)	(12,999)
Loss before income taxes	(102,112)	(105,342)	(82,987)
Provision for income taxes	(661)	(44)	649
Net loss	$(102,773)	$(105,386)	$(82,338)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(157)	$(123)	$305
Change in unrealized gain on short-term investments	554	796	6
Foreign currency gain (loss)	(2,702)	1,964	2,240
Provision for pension benefit obligation	2,034	(887)	107
Other comprehensive (loss) income, net	(271)	1,750	2,658
Comprehensive loss	$(103,044)	$(103,636)	$(79,680)
Net loss available to ordinary shareholders - basic and diluted	$(102,773)	$(105,386)	$(82,338)
Loss per share - basic and diluted	$(1.44)	$(1.92)	$(2.02)
Weighted-average shares outstanding - basic and diluted	71,610,035	54,874,391	40,839,309

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2017	29,567,698	$172,617	$15,885	$(19,292)	$(193,301)	$(24,091)
Issue of shares, net of issue costs of $680	15,914,683	81,206	—	—	—	81,206
Issue of shares upon exercise of incentive share options and vesting of RSUs	164,043	111	—	—	—	111
Issue of warrants	—	—	3,667	—	—	3,667
Net loss	—	—	—	—	(82,338)	(82,338)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	305	—	305
Change in unrealized gain on short-term investments				6		6
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances				(9,105)		(9,105)
Retranslation of foreign entities	—	—	—	11,345	—	11,345
Provision for pension benefit obligation	—	—	—	107	—	107
Other comprehensive loss	—	—	—	2,658	—	2,658
Stock-based compensation	—	—	4,156	—	—	4,156
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares, net of issue costs of $4,502	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUs	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(105,386)	(105,386)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain on short-term investments	—	—	—	796	—	796
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities	—	—	—	(3,110)	—	(3,110)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss	—	—	—	1,750	—	1,750
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional Paid In	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares, net of issue costs of $6,072	13,800,000	90,528	—	—	—	90,528
Issue of shares upon exercise of incentive share options and vesting of RSUs	697,879	445	—	—		445
Net loss	—	—	—		(102,773)	(102,773)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(157)	—	(157)
Change in unrealized gain on short-term investments	—	—	—	554	—	554
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	18,394	—	18,394
Retranslation of foreign entities	—	—	—	(21,096)	—	(21,096)
Provision for pension benefit obligation	—	—	—	2,034	—	2,034
Other comprehensive loss	—	—		(271)	—	(271)
Stock-based compensation	—	—	4,467	—	—	4,467
Cumulative effect of accounting changes	—	—	—	—	363	363
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net loss	$(102,773)	$(105,386)	$(82,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	12,276	12,767	10,405
Share-based compensation	4,467	4,957	4,156
Increase (decrease) in deferred lease rentals	293	372	(435)
Swiss pension obligation	756	575	659
Amortization of deferred debt issue costs	7,043	5,908	4,359
Accrued preference share dividends	1,050	1,050	1,050
Deferred income taxes	368	44	(649)
Net change in assets and liabilities:
Trade accounts receivable, net	(2,177)	(637)	(87)
Inventories	(4,967)	(93)	(1,741)
Accounts payable and accrued liabilities	2,456	370	(3,310)
Accrued compensation and benefits	1,218	1,121	1,596
Other assets	(656)	3,297	(2,083)
Net cash used in operating activities	(80,646)	(75,655)	(68,418)
INVESTING ACTIVITIES:
Increase in short-term investments	(95,000)	(119,000)	(78,000)
Realization of short-term investments	69,412	34,735	88,395
Purchase of property and equipment	(4,598)	(4,791)	(21,604)
Sale of property and equipment	—	—	19,741
Payment of rent deposit	—	—	(5,043)
Purchase of intangible assets	(2)	(3)	(150)
Net cash from (used in) investing activities	(30,188)	(89,059)	3,339
FINANCING ACTIVITIES:
Repayment of finance leases	(524)	(486)	(1,692)
Proceeds from drawdown of new debt	25,000	36,000	—
Debt issue costs	(874)	(1,216)	—
Fee paid to noteholders	—	(3,900)	—
Proceeds from issuance of ordinary shares and warrants	90,973	115,024	84,984
Net cash generated from financing activities	114,575	145,422	83,292
Effect of exchange rate fluctuations on cash and cash equivalents	(2,404)	5,690	(2,802)
Change in cash and cash equivalents	1,337	(13,602)	15,411
Beginning cash and cash equivalents	11,603	25,205	9,794
Ending cash and cash equivalents	$12,940	$11,603	$25,205
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$15,776	$11,838	$10,144
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,923	$4,096	$20,165
Restricted cash	$9,017	$7,507	$5,040
Total cash, cash equivalents and restricted cash	$12,940	$11,603	$25,205

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

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $483.4 million as of March 31, 2020. At March 31, 2020, the Company had available cash holdings and short-term investments of $120.8 million. The Company is currently involved in an arbitration dispute with Ortho-Clinical Diagnostics, Inc. (“Ortho), and an arbitration hearing is scheduled for September 2020 (see Note 6). An adverse outcome of this dispute in addition to the Company’s expenditure plans over the next 12 months could result in an impact on the liquidity and financial position of the business such that the net cash outflows over the next 12 months could exceed the Company’s existing available cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern.

The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances, cash generated through sales of the COVID-19 antibody test, and the issuance of new equity or debt, and accordingly has prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2020 and 2019, all cash and cash equivalents comprised cash balances held with the banks used by the Company and its subsidiaries. At March 31, 2020 and March 31, 2019, restricted cash comprised $8.7 million and $7.2 million, respectively, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (the “Secured Notes”) and $317 and $307, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2020 and 2019 was $111 and $52, respectively.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2020 and March 31, 2019.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2020 and March 31, 2019. This customer represented 70% and 55% of the accounts receivable balances, as of March 31, 2020 and March 31, 2019, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2020, 2019 and 2018. This customer represented 61%, 60% and 63% of total product sales for the fiscal years March 31, 2020, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.  Inventory reserves are recorded based upon historic usage, expected future demand and shelf life of the products held in inventory. No stock-based compensation cost was included in inventory as of March 31, 2020 and 2019.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

•	Land—not depreciated.
•	Plant, machinery and equipment—4 to 25 years.
•	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended March 31, 2020, 2019 and 2018, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2020, 2019 or 2018.

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

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc., the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2018, the Company recognized a milestone of $600 related to the receipt of FDA approval of certain rare antisera products and during the year ended March 31, 2019, the Company recognized a milestone of $450 related to the submission to the FDA of an application to cover use of the products on an Ortho automation platform. The Company recognized further milestones totaling $1,050 during the year ended March 31, 2020, related to the approval by the FDA of the application submitted during the year ended March 31, 2019, and a further FDA submission and approval related to the use of the products on another of Ortho’s automation platforms.  There are no further milestone revenues due under this agreement.

In January 2015, the Company entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. Under the terms of this agreement, the Company was entitled to receive milestone payments, totaling in aggregate $59.0 million, upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. The Company had concluded that as each of these milestones required significant levels of development work to be undertaken and there was no certainty at the start of the projects that the development work would be successful, these milestones were substantive and the revenue would have been recognized when the milestones were achieved. The Company terminated this agreement effective as of December 27, 2019. Ortho initiated arbitration proceedings against the Company for wrongful termination with the Company subsequently pursuing counterclaims. Refer to Note 6 for details.

In the years ended March 31, 2020, 2019 and 2018 revenue recognized from performance obligations related to prior periods was not material and, at March 31, 2020, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

Research and Development

Research and development expenses consist of costs incurred for company-sponsored and collaborative research and development activities. These costs include direct and research-related overhead expenses. Other than materials assessed as having alternative future uses and which are recognized as prepaid expenses, the Company expenses research and development costs, including products manufactured for research and development purposes and the expenses for research under collaborative agreements, as such costs are incurred. Where government grants are available for the sponsorship of such research, the grant receipt is included as a credit against the related expense.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach for share options and a barrier option pricing model for multi-year performance based restricted share units or MRSUs, both of which require the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their awards before exercising them (expected term), the estimated volatility of the Company’s ordinary share price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to awards that will ultimately not complete their vesting requirements (forfeitures).

Where modifications are made to vesting conditions, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that certain modifications made during the year ended March 31, 2020 were type III in nature and accordingly the original compensation expense related to these awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned.

Share Warrants

As of March 31, 2020, the Company had one class of warrants to purchase ordinary shares outstanding which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment and subsequent increase of the Company’s then existing secured term loan facility.  None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ (deficit) equity.

Leases

In February 2016, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standard Update, (“ASU”), Leases, (“ASU 2016-02”), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted ASU 2016-02 on April 1, 2019, or the effective date, and used the effective date as its date of initial application.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time, in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits for use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. The Company also reviews the terms of the lease in accordance with ASU 2016-02 in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less.

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

Termination and Transition Charges

Termination charges are recognized as a result of actions to restructure operations. Transition charges are recognized as a result of the retirement of senior employees. Such charges are recognized upon meeting certain criteria, including the finalization of committed plans or agreements and discussions with the impacted employees.

Loss Contingencies

Loss contingencies from legal proceedings and claims may occur from contractual and other related matters. Accruals are recognized when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Gain contingencies are not recognized until realized. Legal fees are expensed as incurred.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of March 31, 2020, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

The results for the year ended March 31, 2020 reflect the adoption of ASU 2016-02 guidance while the results for the years to March 31, 2019 and March 31, 2018 were prepared under the guidance of the previous leasing standard (Accounting Standard Codification 840).  The adoption of ASU 2016-02 has not had a material impact on the Company’s consolidated statements of comprehensive loss or consolidated statements of cash flows.

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

The Company has included additional disclosures in Note 13 to its condensed consolidated financial statements regarding its leasing portfolio.

In the consolidated statement of cash flows the non-cash amortization of deferred lease rental benefit and movements in other non-cash operating lease accruals in the years ended March 31, 2109 and March 31, 2018 has been retitled as increase in deferred lease rentals.

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

Note 2. Intangible Assets

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.5 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.3 years

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,564	$(2,564)	$—	—
Brands associated with acquired cell lines	529	(153)	376	28.4 years
Product licenses	890	(515)	375	4.2 years
Other intangibles	167	(167)	—	—
Total	$4,150	$(3,399)	$751	16.3 years

Amortization expense was $94, $104, and $94 in financial years 2020, 2019, and 2018, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2020, is estimated as follows:

2020	$97
2021	97
2022	97
2023	39
2024	13
Thereafter	282
Total	$625

Note 3. Debt

Long-term debt comprises:

	March 31, 2020	March 31, 2019
Total debt	$145,000	$120,000
Less current portion	—	—
Long-term debt	$145,000	$120,000
Royalty liability	$15,473	$10,045
Deferred debt costs, net of amortization	(7,449)	(8,190)
	$153,024	$121,855

The Company’s debt at March 31, 2020 and March 31, 2019 comprises the 12% Senior Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, the Company will also be required to pay an instalment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $87.0 million at March 31, 2020 and $74.4 million at March 31, 2019, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

The outstanding debt at March 31, 2020 falls due for repayment as follows:

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$12,436	$—	$12,436
Short-term investments(2)	116,871	—	—	116,871
Foreign currency forward contracts(3)	$—	$—	$—	$—
Total assets measured at fair value	$116,871	$12,436	$—	$129,307

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$227	$—	$227
Total liabilities measured at fair value	$—	$227	$—	$227

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$10,416	$—	$10,416
Short-term investments(2)	90,729	—	—	90,729
Total assets measured at fair value	$90,729	$10,416	$—	$101,145

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70
(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the AXA LLP Foundation Suisse Romande collective investment fund.

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

The total unrealized gains on the short-term investments were $1,881, $1,127 and $213 in financial years 2020, 2019 and 2018, respectively. The amount of these unrealized gains reclassified to earnings were $1,327, $331 and $207 in the financial years 2020, 2019 and 2018, respectively.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2020	March 31, 2019
Raw materials	$9,737	$8,216
Work in progress	8,522	4,959
Finished goods	2,242	2,376
Total inventories	$20,501	$15,551

Inventory at March 31, 2020 included $8,093 of raw materials, $4,395 of work in progress and $368 of finished goods related to the MosaiQ project. Inventory at March 31, 2019 included $6,187 of raw materials, $2,311 of work in progress, and $235 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2020	March 31, 2019
Plant and equipment	$57,726	$51,327
Leasehold improvements	31,395	32,047
Total property and equipment	89,121	83,374
Less: accumulated depreciation	(48,956)	(36,081)
Total property and equipment, net	$40,165	$47,293

Depreciation expenses were $12,182, $12,663,and $10,311 in financial years 2020, 2019 and 2018, respectively.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2020	March 31, 2019
Salary and related benefits	$635	$638
Accrued vacation	521	495
Accrued payroll taxes	1,200	1,316
Accrued incentive payments	3,700	3,700
Accrued termination and transition payments	1,154	—
Total accrued compensation and benefits	$7,210	$6,149

In the year ended March 31, 2020, the Company incurred termination benefit costs of $1,323 in respect of a restructuring of its operations. The restructuring was completed during the year ended March 31, 2020.  In the year ended March 31, 2020 the Company also incurred transition benefit costs of $807 in respect of the transitional arrangements with its former chief financial officer and its former group financial controller. No termination benefit or transition benefit costs were incurred in the years ended March 31, 2019 or March 31, 2018.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	March 31, 2019
Accrued legal and professional fees	$829	$405
Accrued interest	8,056	6,628
Goods received not invoiced	1,724	1,337
Accrued capital expenditure	1,287	801
Other accrued expenses	3,594	3,287
Total accrued expenses and other current liabilities	$15,490	$12,458

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.30 in each calendar month through June 2020, three contracts to sell $500 in each calendar month from July 2020 through September 2020 at £1:$1.28, three contracts to sell $500 in each calendar month from October 2020 through December 2020 at £1:$1.2520, and three contracts to sell $500 in each calendar month from January 2021 through March 2021 at £1:$1.3350, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at March 31, 2020, and similar contracts in place at March 31, 2019, amounted to liabilities of $227 respectively.

The foreign currency forward contracts were entered into to mitigate the foreign exchange risk arising from the fluctuations in the value of U.S. dollar denominated transactions entered into by our UK subsidiary. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive loss and subsequently recognized in revenue/expense in the same period the hedged items are recognized .

Ortho Arbitration

The Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to a distribution and supply agreement with Ortho related to the commercialization and distribution of certain MosaiQ products (the “Ortho Agreement”).  See Note 1, “Summary of Significant Accounting Policies—Revenue Recognition,” for information regarding this agreement.  The Company and an affiliate of Ortho also entered into a subscription agreement pursuant to which the affiliate subscribed for newly issued ordinary shares of the Company and newly issued 7% cumulative redeemable preference shares, of no par value, of the Company for an aggregate subscription price of approximately $25 million.

On November 27, 2019, the Company delivered a notice to Ortho that it had terminated the Ortho Agreement, effective as of December 27, 2019.  The Company did not realize any revenue under the Ortho Agreement prior to its termination.

On or about November 17, 2019 Ortho initiated an arbitration proceeding in which it seeks a declaration that the Company does not have the right to terminate the Ortho Agreement, specific performance of certain provisions of the Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in the Company’s shares and their market value.  The Company is pursuing counterclaims against Ortho, including that it has the right to terminate the Ortho Agreement and damages that include the milestone payments due under the Ortho agreement (see Note 1 for details).  In addition, on December 20, 2019, the Company entered into an agreement, or the Ortho Dispute Agreement, with Ortho pursuant to which it agreed, while the arbitration is pending, not to grant commercialization rights in respect of products that overlap with Ortho’s rights under the Ortho Agreement without prior written notice to Ortho.

An arbitration hearing is scheduled for September 2020 and is to be held in the United States. The Ortho Agreement provides that any arbitration award shall be final and binding on the parties and shall not be appealable to any court in any jurisdiction.

The Company believes that Ortho’s allegations are without merit and that a loss is not probable. However, because of the complexities and uncertainties inherent in arbitration proceedings and the nature of the claims, it cannot predict with certainty whether it will prevail in its defenses and counterclaims or the impact of this arbitration on its business, results of operations or financial condition. As a result, the Company does not believe that it is possible to provide a meaningful estimate of reasonably possible loss at this time. Accordingly, under ASC 450 “Contingencies”, no provision for an unfavorable outcome resulting from the arbitration hearing has been recorded.

Sale-leaseback transaction

During the year ended March 31, 2018, the Company completed a sale-leaseback transaction and sold its conventional reagents manufacturing facility, near Edinburgh, Scotland (the “Allan Robb Campus (“ARC”) facility”), but retained a leasehold interest as tenant of the property.  The transaction resulted in net cash proceeds of $19,741 and a gain of $373 which was initially deferred and amortized on a straight-line basis over the lease term. On the implementation of ASU 2016-02, as described in Note 1, the unamortized portion of the deferred gain was transferred to accumulated deficit. Additionally, the lease required the Company to provide a rental deposit of £3,600 which amounted to $4,454 at March 31, 2020 and $4,688 at March 31, 2019 which is included within other non-current assets in the Consolidated Balance Sheet.

Details of the Company’s commitments under leasing arrangements are shown in Note 13.

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2020:

2021	$19,887
2022	6,772
2023	13,923
2024	14,210
2025	10,173
Thereafter	19,135
Total minimum future purchase obligations	$84,100

Note 7. Geographic Information

The Company operates in one business segment. Revenues are attributed to countries based on the location of the Company’s channel partners as well as direct customers.

The following table represents revenue attributed to countries based on the location of the customer:

	2020	2019	2018
Revenue:
United States	$17,831	$14,754	$12,917
France	7,105	6,501	5,608
Japan	4,333	3,846	3,335
Other foreign countries (1)	3,387	4,033	2,872
	$32,656	$29,134	$24,732

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2020	March 31, 2019
Long-lived assets:
United Kingdom	$17,388	$19,924
Switzerland	22,777	27,366
United States	—	3
	$40,165	$47,293

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the year ended March 31, 2020, there was a gain of $2,438. In the year ended March 31, 2019 there was a loss of $5,410 and in the year ended March 31, 2018 a gain of $2,366.

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2020	March 31, 2019	Par value
Ordinary shares	80,398,326	65,900,447	$—
Total	80,398,326	65,900,447	$—

On November 12, 2019 the Company completed a public offering of 13,800,000 newly issued ordinary shares at $7.00 per share which raised $96.6 million of gross proceeds before underwriting discounts and other offering expenses of $6.1 million.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
7% Cumulative Redeemable Preference shares	666,665	666,665	$30.64	$29.06
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the seventh anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the Consolidated Balance Sheet.

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), including multi-year performance based restricted share units (“MRSUs”), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $4,467 in the year ended March 31, 2020, $4,957 in the year ended March 31, 2019 and $4,156 in the year ended March 31, 2018.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016 and by a further 550,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 31, 2018. The plan provides for the issuance of share options, restricted shares, RSUs (including MRSUs) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2020. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2017	1,948,917	$8.04	90
Granted	406,480	6.93	120
Exercised	(36,240)	3.07	—
Forfeited	(222,874)	9.16	—
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	189,552	6.59	120
Exercised	(253,066)	5.14	—
Forfeited	(96,372)	12.69	—
Outstanding — March 31, 2019	1,936,397	$7.77	78
Granted	110,623	8.44	120
Exercised	(103,264)	4.77	—
Forfeited	(95,704)	12.53	—
Outstanding —March 31, 2020	1,848,052	$7.73	70
Exercisable — March 31, 2020	1,527,662	$7.84	63

The following table summarizes the options granted in the year ended March 31, 2020 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
July 16, 2019	28,517	$10.52	$10.52	$6.48
October 31, 2019	57,106	$7.78	$7.78	$4.90
February 5, 2020 (1)	25,000	$7.57	$7.57	$6.48

(1)

On February 5, 2020 the Company granted Mr Peter Buhler 50,000 RSUs and 25,000 options to purchase ordinary shares in connection with the appointment of Mr. Buhler as the Company’s Chief Financial Officer. The grants, which were issued outside of the Company’s 2014 Stock Incentive Plan, were approved by the Board and the Remuneration Committee of the Board pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Mr. Buhler’s entering into employment with the Company. The RSUs and the share options vest in three equal installments on each first, second and third anniversary of the grant date. The share options have a term of ten years.

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2020, March 31, 2019 and March 31, 2018 amounted to $588, $676 and $1,718, respectively.

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

Expected dividend. According to the terms of the awards, the exercise price of the options is adjusted to take into account any dividends paid. As a result, dividends are not required as an input to the model, as these reductions in the share price are offset by a corresponding reduction in exercise price.

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2020	2019	2018
Risk-free interest rate	1.84%	3.08%	2.34%
Expected lives (years)	6	6	6
Volatility	69.43%	67.19%	66.03%
Dividend yield	—	—	—
Grant date fair value (per share)	$8.44	$6.14	$6.93
Number granted	110,623	189,552	406,480

RSU Activity

A summary of the RSUs in issue at March 31, 2020 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	649,347	11	N/A
RSUs subject to milestone based vesting	45,000	N/A	N/A

At March 31, 2020, 649,347 RSUs were subject to time based vesting and the weighted average remaining vesting period was 11 months.  In addition, 45,000 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ.

The fair value of the Company’s ordinary shares was $3.95 per share on March 31, 2020.

As of March 31, 2020, total compensation cost related to share options and RSUs granted but not yet recognized was $4,107 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 22 months and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

The components of the provision for income taxes are as follows:

	Year ended March 31,
Income tax (provision) benefit:	2020	2019	2018
Current - Federal	$(293)	$—	$—
Deferred - Federal	$(368)	$(44)	$649
	$(661)	$(44)	$649

The statutory standard corporate income tax rate of the Company in Jersey is 0%. The principal operating subsidiaries operate in the United States, the United Kingdom and Switzerland and are subject to corporate income taxes in those countries. In the year ended March 31, 2018, as a result of improvements in the profitability of a subsidiary, the valuation allowances held against the deferred tax assets in that subsidiary, which principally comprised of net operating losses carried forward, have been reduced resulting in the recognition of deferred tax assets of $649. Utilization of the net operating losses carried forward against the profits of the subsidiary in the year ended March 31, 2019  resulted in a reduction in the deferred tax asset of $44, with a corresponding provision for income taxes of the same amount. During the year ended March 31, 2020, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017. The reassessment resulted in the reversal of a deferred tax asset of $310 related to net operating losses carried forward and the recording of a current tax accrual of $293.

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	2020	2019	2018
Income tax expense at statutory rate	$—	$—	$—
Impact of tax uncertainties	(603)	—	—
Foreign tax rate differential	2,255	5,287	4,841
(Increase) decrease in valuation allowance against deferred tax assets	(2,313)	(5,331)	(4,192)
Provision for income tax	$(661)	$(44)	$649

Significant components of deferred tax assets are as follows:

	March 31, 2020	March 31, 2019
Provisions and reserves	$1,315	$1,442
Fixed asset basis difference	—	34
Operating lease liability	3,409	—
Net operating loss carry forwards	19,526	17,330
Gross deferred tax assets	$24,250	$18,806
Fixed asset basis difference	$(90)	$—
Operating lease right-of-use assets	$(3,409)	$—
Gross deferred tax liabilities	$(3,499)	$—
Net deferred tax asset	$20,751	$18,806
Valuation allowance	(20,514)	(18,201)
Total	$237	$605

The balance sheet classification of net deferred tax assets is as follows:

	2020	March 31, 2019
Net noncurrent deferred tax assets	$237	$605
Total	$237	$605

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

As of March 31, 2020, the Company has net operating loss carry forwards of approximately $245,114 and $93 of U.S. state net operating losses, which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $18,711 will expire between 2022 and 2028 and losses with a tax effect of $330 will expire in 2037. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Year ended March 31,
	2020	2019	2018
Balance at beginning of year	$—	$—	$—
Increases related to current year tax positions	1,216	—	—
Increases related to prior years tax positions	—	—	—
Balance at end of year	$1,216	$—	$—

As of March 31, 2020, 2019, and 2018 the Company has an unrecognized benefit of $1,216, $0, and $0 respectively, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2019 and there are no ongoing tax examinations in any jurisdiction.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2020, March 31, 2019 and March 31, 2018, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

In connection with the sale and leaseback transaction of the ARC facility that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances has not been recorded in the financial statements as at March 31, 2020. If the transfer of the allowances was regarded as being effective at March 31, 2020, the financial statements would reflect an additional deferred tax expense of $870 and an equivalent deferred tax liability. The Company will continue to monitor the position regarding the effectiveness of the election to transfer the allowances in order to determine whether the deferred tax liability should be recorded.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2020, 2019 and 2018 amounted to $788, $750 and $1,197, respectively.

In addition, the Company’s Swiss subsidiary is affiliated to the collective foundation of AXA LPP Foundation Suisse Romande, having transferred funds from a previous arrangement with Swiss Life on January 1, 2020. Funding is granted by means of defined saving contributions on individual retirement assets implementing a guaranteed interest and a fixed conversion rate for old age pensions of the retirement asset. In Switzerland, pension plans are financed by contributions of both, employees and employer. Contributions are defined by the plan regulations and cannot be decreased without amending the plan regulations. The risks of disability and death before retirement are covered by AXA insurance. The assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The pension arrangements are based on a contract of affiliation between the Company’s Swiss subsidiary and the AXA pension foundation, which can be terminated by either party. In the event of a termination, the Company’s Swiss subsidiary would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the Swiss employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company’s Swiss subsidiary.

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under ASC 715 Compensation – Retirement Benefits. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2020 and 2019, the accumulated pension obligation amounted to $18,789 and $17,784, respectively, as compared with plan assets of $12,436 and $10,416, respectively. Therefore, the net funded status was an obligation of $6,353 and $7,368, as of March 31, 2020 and March 31, 2019 respectively, which were recorded as liabilities on the consolidated balance sheets.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2020	March 31, 2019
Pension benefit obligation, beginning of year	$17,784	$15,784
Service cost	1,828	1,574
Contributions paid by plan participants	2,180	1,438
Interest cost	131	153
Benefits paid	(2,841)	(1,462)
Prior service cost / (credit)	836	(100)
Actuarial (gain) / loss	(1,740)	1,097
Foreign currency translation	611	(700)
Pension benefit obligation, end of year	$18,789	$17,784

	Year ended
	March 31, 2020	March 31, 2019
Fair value of plan assets, beginning of year	$10,416	$9,616
Actual return on plan assets	1,008	89
Contributions paid by employer	1,280	1,156
Contributions paid by plan participants	2,180	1,438
Benefits paid	(2,841)	(1,462)
Foreign currency translation	393	(421)
Fair value of plan assets, end of year	$12,436	$10,416

Contributions paid by plan participants include $1,375 and $749 of payments into the scheme on new employees joining in the years ended March 31, 2020 and March 31, 2019, respectively.

	Year ended
	March 31, 2020	March 31, 2019
Pension benefit obligation, end of year	$18,789	$17,784
Fair value of plan assets, end of year	12,436	10,416
Net funding obligation, end of year	$6,353	$7,368

The assumptions used to determine the pension benefit obligation at the end of each financial year are:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Price inflation	1.00%	1.00%	1.00%
Discount rate	0.60%	0.70%	1.00%
Expected return on plan assets	1.75%	1.20%	1.40%
Average rate of salary increase	1.00%	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by AXA under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with AXA. The discount rate is based on bond yields at March 31, 2020 and March 31, 2019 on the Swiss bond market over a fifteen to twenty-five year period.

The net pension costs for the year are based on the assumptions adopted at the start of each financial year and comprise:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Employer service cost	$1,828	$1,574	$1,601
Interest cost	131	153	110
Expected return on plan assets	(130)	(131)	(115)
Amortization of prior service credit	(23)	(14)	(14)
Amortization of net loss	216	154	188
Net pension cost	$2,022	$1,736	$1,770

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2020	March 31, 2019	March 31, 2018
Net actuarial (gain) / loss	$(1,841)	$1,027	$67
Amortization of prior service credit	23	14	14
Amortization of net loss	(216)	(154)	(188)
	$(2,034)	$887	$(107)

The cumulative amounts recognized in other comprehensive income were $3,658 and $5,692 at March 31, 2020 and March 31, 2019 respectively. This represented a net loss of $2,995 and $5,902 at March 31, 2020 and March 31, 2019 respectively and a prior service cost of $663 at March 31, 2020 and a prior service credit of $210 at March 31, 2019.

The following benefit payments are expected to be paid in the following periods:

2021	$827
2022	$873
2023	$904
2024	$923
2025	$1,048
2026 to 2029	$5,134

Expected annual employer contributions to the plan in the year ending March 31, 2021 amount to $1,255.

Note 12. Net Loss Per Share

In accordance with ASC 260 Earnings Per Share, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise or conversion of share options (using the treasury shares method), RSUs and warrants to acquire ordinary shares.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses.

	2020	2019	2018
Numerator:
Net loss	$(102,773)	$(105,386)	$(82,338)
Net loss available to ordinary shareholders - basic and diluted	$(102,773)	$(105,386)	$(82,338)
Denominator:
Weighted-average shares outstanding - basic and diluted	71,610,035	54,874,391	40,839,309
Loss per share - basic and diluted	$(1.44)	$(1.92)	$(2.02)

The following sets out the numbers of the options, RSUs and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2020, March 31, 2019 and March 31, 2018, as their inclusion would have been anti-dilutive.

	March 31, 2020	March 31, 2019	March 31, 2018
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,848,052	1,936,397	2,096,283
Restricted share units awarded, including the multi-year performance related restricted share units	694,347	966,689	773,379
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000	64,000
Ordinary shares issuable on exercise of warrants at $5.80 per share	—	—	8,414,683
Ordinary shares issuable on exercise of warrants at $0.01 per share	—	—	550,000
	2,717,924	3,078,611	12,009,870

13. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, the ARC facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million, which amounted to $4.5 million at March 31, 2020 and $4.7 million at March 31, 2019, and is included within other non-current assets in the consolidated balance sheets. In March 2015, the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of March 31, 2020, an operating lease right-of-use asset of $21,493 and an operating lease liability of $22,947 (including a current portion of $3,033) were reflected on the condensed consolidated balance sheet. As of March 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $2,126. An associated finance lease liability of $1,715 (including a current portion of $598) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

Year ended
March 31, 2020
Operating lease cost	$3,694
Finance lease cost
Amortization of right-of-use asset	832
Interest on lease liabilities	119
Short-term lease cost	69
Total lease cost	$4,714

Other information related to leases was as follows:

Year ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$3,043
Finance leases - finance cash flows	$524
Finance leases - operating cash flows	$119
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,160
Right-of-use assets obtained in exchange for new finance lease liabilities	$969

As at March 31, 2020
Weighted average remaining lease terms (in years)
Operating leases	30
Finance leases	2.3
Weighted average discount rate
Operating leases	10.8%
Finance leases	4.5%

Future lease payments required under non-cancellable operating leases in effect as of March 31, 2020 were as follows:

March 31, 2020
2021	$3,335
2022	3,319
2023	3,050
2024	3,055
2025	3,105
Thereafter	66,138
Total lease payments	$82,002
Less : imputed interest	(59,055)
Total operating lease liabilities	$22,947

Future lease payments required under finance leases in effect as of March 31, 2020 were as follows:

March 31, 2020
2021	$720
2022	838
2023	349
2024	7
2025	—
Thereafter	—
Total lease payments	$1,914
Less : imputed interest	(199)
Total finance lease liabilities	$1,715

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

14. Subsequent Events

In April 2020 the Company completed the development phase of a microarray-based SARS-CoV-2 antibody test for use on the MosaiQ platform (the “MosaiQ COVID-19 Microarray”), in response to the COVID-19 pandemic. Following the necessary regulatory approvals, the first commercial contract for the sale of the MosaiQ COVID-19 Microarray was signed in May 2020 and the Company has subsequently entered into several additional contracts with customers in Europe and the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework (2013). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2020.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 31, 2020.

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

4.12*	Description of Share Capital
10.1

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.2

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-

194390) on March 7, 2014 and incorporated herein by reference)

10.3

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to our Current Report on Form 8-K on February, 14 2017 and incorporated herein by reference)

10.4

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

10.6

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

10.8	Form of Indemnification Agreement (Filed as Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.9	2012 Option Plan (Filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.10

Quotient Limited 2014 Stock Incentive Plan (as adopted on March 31, 2014 and amended and restated on October 28, 2016 and further amended and restated on October 31, 2018) (incorporated by reference to Exhibit A to Amendment No. 1 to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 31, 2018)

10.11†

TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.12†

STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.13

Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.14

Form of Restricted Stock Award Agreement (Filed as Exhibit 10.25 to Amendment No. 4 to our Registration Statement on FormS-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.15	Form of Option Award Agreement (Filed as Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.16

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.17†

Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc. (Filed as Exhibit 10.34 to our Annual Report on Form 10-K on June 1, 2015 and incorporated herein by reference)

10.18†

First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.38 to our Annual Report on Form 10-K on May 31, 2016 and incorporated herein by reference)

10.19	Form of Purchase Agreement, dated as of October 14, 2016 (filed as exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.20	Form of Royalty Rights Agreement, dated as of October 14, 2016 (filed as exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.21

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.22

Form of Change of Control Agreement dated as of August 7, 2017 between the Company and the following executive officers: Christopher Lindop, Edward Farrell, and Jeremy Stackawitz (filed as Exhibit 10.1 to our report on Form 8-K filed on August 10, 2017 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.23

Lease Agreement, dated July 14, 2017, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.1 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.24

Minute of Variation of Lease, dated March 23, 2018, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.2 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.25

Guarantee Agreement, dated March 23, 2018, by Quotient Limited and Quotient Suisse SA in favor of Roslin Assets Limited (filed as Exhibit 10.3 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.26

Disposition Agreement, dated March 23, 2018, by Quotient Biocampus Limited in favor of Roslin Assets Limited (filed as Exhibit 10.4 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.27

Rent Deposit Agreement, dated March 23, 2018, by and between Alba Bioscience Limited and Roslin Assets Limited (filed as Exhibit 10.5 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.28

Principal Offer, dated February 20, 2018, by Quotient Biocampus Limited and Roslin Assets Limited (filed as Exhibit 10.45 to our Annual Report on form 10-K filed on May 30, 2018 and incorporated herein by reference)

10.29	Form of Royalty Right Agreement dated as of June 29, 2018 (filed as exhibit 10.1 to our Form 8-K filed on June 29, 2018 and incorporated herein by reference)

10.30	Form of Amendment to Royalty Right Agreement, dated as of June 29, 2018 (filed as exhibit 10.3 to our Quarterly Report on Form 10-Q on August 7, 2018)

10.31

Supply Agreement between Alba Bioscience Limited and Ortho-Clinical Diagnostics, Inc. entered into on December 17, 2018 (filed as exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 2, 2019 and incorporated herein by reference)

10.32	Form of Royalty Right Agreements, dated as of December 18, 2018 (filed as exhibit 10.1 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.33	Form of Purchase Agreement, dated as of January 15, 2019 (filed as exhibit 10.1 to our report on Form 8-K filed on January 16, 2019 and incorporated herein by reference)

10.34†

Second Amendment to TTP Intellectual Property Rights Agreement, dated as of April 24, 2017, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as exhibit 99.2 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.35†

First Amendment to STRATEC Supply and Manufacturing Agreement, dated as of December 19, 2016, between STRATEC Biomedical AG and QBD (QS IP) Limited (filed as exhibit 99.3 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.36	Employment Agreement, dated as of May 24, 2018, by and between Quotient Limited and Franz Walt (filed as exhibit 10.1 to our report on Form 8-K on May 29, 2018 and incorporated herein by reference)

10.37

Employment Agreement, dated September 3, 2018, between Alba Bioscience Limited and Ernest Larnach (filed as exhibit 10.2 to our report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.38

Amendment to Employment Agreement, dated as of November 2, 2018, by and between Quotient Limited and Franz Walt (filed as exhibit 99.1 to our report on Form 8-K filed on July 3, 2019 and incorporated herein by reference)

10.39	Form of Amendment No. 1 to the Purchase Agreement, dated as of April 30, 2019 (filed as exhibit 10.1 to our report on Form 8-K filed on May 1, 2019 and incorporated herein by reference)

10.40	Form of Royalty Right Agreement, dated as of May 15, 2019 (filed as exhibit 10.1 to our report on Form 8- K filed on May 16, 2019 and incorporated herein by reference)

10.41

Amendment to Employment Agreement, dated as of July 2, 2019, by and between Quotient Limited and Franz Walt (filed as exhibit 99.2 to our report on Form 8-K filed on July 3, 2019 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.42

Lease Extension Agreement, dated October 2, 2019, among Quotient Limited, FidFund Management SA, Quotient Suisse SA, Nemaco Flecheres B.V., Nemaco Switzerland SA and Cadbury Europe SA amending the lease agreement dated

March 10, 2010, by and between Nemaco Flecheres B.V., Nemaco Suisse SA and Cadbury Europe SA (filed as exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2020 and incorporated herein by reference)

10.43

Change of Control Agreement, dated November 8, 2019, between Quotient Limited and Ernest Larnach (filed as exhibit 10.4 to our report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.44	Transition Agreement, dated December 10, 2019, between Quotient Limited and Roland Boyd (filed as exhibit 10.1 to our report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.45

Amendment No. 1 to Employment Agreement, dated December 12, 2019, between Alba Bioscience Limited and Ernest Larnach (filed as exhibit 10.3 to our report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.46

Registration Rights Agreement, dated December 13, 2019, among Quotient Limited, Heino von Prondzynski, Franz Walt and Christopher J. Lindop (filed as exhibit 4.1 to our report on Form 8-K filed on December 13, 2019 and incorporated herein by reference)

10.47

Agreement, dated December 20, 2019, among Ortho-Clinical Diagnostics, Inc., Quotient Suisse SA and QBD (QS-IP) Limited (filed as exhibit 10.1 to our report on Form 8-K on December 27, 2019 and incorporated herein by reference)

10.48	Transition Agreement, dated January 3, 2020, between Quotient Limited and Christopher Lindop (filed as exhibit 10.1 to our report on Form 8-K on January 7, 2020 and incorporated herein by reference)

10.49	Employment Agreement, dated January 3, 2020, between Quotient Limited and Peter Buhler (filed as exhibit 10.2 to our report on Form 8-K on January 7, 2020 and incorporated herein by reference)
10.50

Form of Change of Control Agreement, dated January 7, 2020, between Quotient Limited and Peter Buhler (filed as exhibit 10.3 to our report on Form 8-K on January 7, 2020 and incorporated herein by reference)

10.51

Amendment to the Service Agreement, dated January 7, 2020, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Edward Farrell (filed as exhibit 10.4 to our report on Form 8- K on January 7, 2020 and incorporated herein by reference)

10.52

Amendment to the Employment Agreement, dated January 7, 2020, between Alba Bioscience Limited and Jeremy Stackawitz (filed as exhibit 10.5 to our report on Form 8-K on January 7, 2020 and incorporated herein by reference)

10.53

Form of Option Award Agreement, dated as of February 5, 2020, by and between Quotient Limited and Peter Buhler (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-236295) on February 6, 2020 and incorporated herein by reference)

10.54

Form of Restricted Stock Unit Award Agreement, dated as of February 5, 2020, by and between Quotient Limited and Peter Buhler (filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333- 236295) on February 6, 2020 and incorporated herein by reference)

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
101#

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Redeemable Convertible Preference Shares and Changes in Shareholders’ Equity for the years ended March 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2019,

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Eysins, Switzerland on June 12, 2020

QUOTIENT LIMITED

By:	/s/ Franz Walt
Franz Walt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Franz Walt	Chief Executive Officer (Principal Executive Officer)	June 12, 2020
Franz Walt

/s/ Peter Buhler	Chief Financial Officer (Principal Financial Officer)	June 12, 2020
Peter Buhler

/s/ Ernest Larnach	Head of Financial Accounting and Treasury (Principal Accounting Officer)	June 12, 2020
Ernest Larnach

/s/ Heino von Prondzynski	Chairman of the Board of Directors	June 12, 2020
Heino von Prondzynski

/s/ Thomas Bologna	Director	June 12, 2020
Thomas Bologna

/s/ Frederick Hallsworth	Director	June 12, 2020
Frederick Hallsworth

/s/ Brian McDonough	Director	June 12, 2020
Brian McDonough

/s/ Sarah O’Connor	Director	June 12, 2020
Sarah O’Connor

/s/ Zubeen Shroff	Director	June 12, 2020
Zubeen Shroff

/s/ John Wilkerson	Director	June 12, 2020
John Wilkerson

/s/ Jeremy Stackawitz	Authorized Representative in the United States	June 12, 2020
Jeremy Stackawitz