Form 10-Q
period 2020-06-30
Quotient Ltd
filed 2020-08-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 80,642,661 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,325	$3,923
Short-term investments	87,152	116,871
Trade accounts receivable, net	5,972	5,402
Inventories	21,291	20,501
Prepaid expenses and other current assets	4,091	3,775
Total current assets	125,831	150,472
Restricted cash	9,021	9,017
Property and equipment, net	39,428	40,165
Operating lease right-of-use assets	21,124	21,493
Intangible assets, net	606	625
Deferred income taxes	237	237
Other non-current assets	4,438	4,454
Total assets	$200,685	$226,463
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,621	$4,826
Accrued compensation and benefits	5,190	7,210
Accrued expenses and other current liabilities	13,317	15,490
Current portion of operating lease liability	3,045	3,033
Current portion of finance lease obligation	573	598
Total current liabilities	27,746	31,157
Long-term debt, less current portion	155,101	153,024
Operating lease liability, less current portion	19,695	19,914
Finance lease obligation, less current portion	1,017	1,117
Defined benefit pension plan obligation	6,623	6,353
7% Cumulative redeemable preference shares	20,688	20,425
Total liabilities	230,870	231,990
Commitments and contingencies	—	—
Shareholders' (deficit) equity:
Ordinary shares (nil par value) 80,593,440 and 80,398,326 issued and outstanding at June 30, 2020 and March 31, 2020 respectively	459,990	459,931
Additional paid in capital	34,092	33,132
Accumulated other comprehensive loss	(15,403)	(15,155)
Accumulated deficit	(508,864)	(483,435)
Total shareholders' (deficit) equity	(30,185)	(5,527)
Total liabilities and shareholders' (deficit) equity	$200,685	$226,463

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2020	2019
Revenue:
Product sales	$8,924	$8,169
Other revenues	—	—
Total revenue	8,924	8,169
Cost of revenue	(5,414)	(4,563)
Gross profit	3,510	3,606
Operating expenses:
Sales and marketing	(2,243)	(2,580)
Research and development, net of government grants	(11,450)	(11,653)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(960)	(1,178)
Other general and administrative expenses	(8,578)	(6,619)
Total general and administrative expense	(9,538)	(7,797)
Total operating expense	(23,231)	(22,030)
Operating loss	(19,721)	(18,424)
Other income (expense):
Interest expense, net	(5,926)	(6,086)
Other, net	233	952
Other expense, net	(5,693)	(5,134)
Loss before income taxes	(25,414)	(23,558)
Provision for income taxes	(15)	(13)
Net loss	$(25,429)	$(23,571)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(3)	$(120)
Change in unrealized gain on short-term investments	(404)	147
Foreign currency gain (loss)	146	(1,014)
Provision for pension benefit obligation	13	48
Other comprehensive loss, net	(248)	(939)
Comprehensive loss	$(25,677)	$(24,510)
Net loss available to ordinary shareholders - basic and diluted	$(25,429)	$(23,571)
Loss per share - basic and diluted	$(0.32)	$(0.36)
Weighted-average shares outstanding - basic and diluted	80,485,985	66,078,290

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares upon exercise of incentive share options and vesting of RSUs	195,114	59	—	—	—	59
Net loss	—	—	—	—	(25,429)	(25,429)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain on short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra- entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,539)	—	(4,539)
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss	—	—	—	(248)	—	(248)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	$459,990	$34,092	$(15,403)	$(508,864)	$(30,185)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares upon exercise of incentive share options and vesting of RSUs	312,446	63	—	—	—	63
Net loss	—	—	—	—	(23,571)	(23,571)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(120)	—	(120)
Change in unrealized gain on short-term investments	—	—	—	147	—	147
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	8,288	—	8,288
Retranslation of foreign entities	—	—	—	(9,302)	—	(9,302)
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	(939)	—	(939)
Stock-based compensation	—	—	1,178	—	—	1,178
Cumulative effect of accounting changes	—	—	—	—	363	363
June 30, 2019	66,212,893	$369,021	$29,843	$(15,823)	$(404,233)	$(21,192)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(25,429)	$(23,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,953	3,038
Share-based compensation	960	1,178
Increase (decrease) in deferred lease rentals	169	(109)
Swiss pension obligation	253	183
Amortization of deferred debt issue costs	2,078	2,107
Accrued preference share dividends	263	263
Income taxes	15	13
Net change in assets and liabilities:
Trade accounts receivable, net	(587)	(1,439)
Inventories	(638)	(1,160)
Accounts payable and accrued liabilities	(1,514)	(3,713)
Accrued compensation and benefits	(2,025)	(1,699)
Other assets	(306)	(145)
Net cash used in operating activities	(24,808)	(25,054)
INVESTING ACTIVITIES:
Increase in short-term investments	—	(15,000)
Realization of short-term investments	29,314	21,724
Purchase of property and equipment	(830)	(1,138)
Net cash generated from investing activities	28,484	5,586
FINANCING ACTIVITIES:
Repayment of finance leases	(171)	(94)
Proceeds from drawdown of new debt	—	25,000
Debt issuance costs and fees paid to noteholders	—	(874)
Proceeds from issuance of ordinary shares and warrants	59	63
Net cash (used in) generated from financing activities	(112)	24,095
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(158)	(686)
Change in cash, cash equivalents and restricted cash	3,406	3,941
Beginning cash, cash equivalents and restricted cash	12,940	11,603
Ending cash, cash equivalents and restricted cash	$16,346	$15,544
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$8,731	$7,221
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,325	$6,528
Restricted cash	9,021	9,016
Total cash, cash equivalents and restricted cash	$16,346	$15,544

The accompanying notes form an integral part of these condensed consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the quarter ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2021 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $508.9 million as of June 30, 2020. At June 30, 2020, the Company had available cash holdings and short-term investments of $94.5 million. The Company is currently involved in an arbitration dispute with Ortho-Clinical Diagnostics, Inc. (“Ortho”), and an arbitration hearing is scheduled for September 2020 (see Note 6). An adverse outcome of this dispute in addition to the Company’s expenditure plans over the next 12 months and the generation of lower than expected sales could result in an impact on the liquidity and financial position of the business such that the net cash outflows over the next 12 months could exceed the Company’s existing available cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern.

The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances, cash generated through ongoing sales of the Company’s COVID-19 antibody test, and the issuance of new equity or debt, and accordingly has prepared the financial statements on the going concern basis. However, there can be no assurance that the Company will be able to generate sales as expected or obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.

On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to further update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020 and March 31, 2020, all cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8.7 million at both June 30, 2020 and March 31, 2020, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $321 and $317 at June 30, 2020 and March 31, 2020, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations held all of the Company’s cash and cash equivalents as of June 30, 2020 and March 31, 2020. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of June 30, 2020 and March 31, 2020. This customer represented 70% of the accounts receivable balances as of both June 30, 2020 and March 31, 2020, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the quarters ended June 30, 2020 and June 30, 2019. This customer represented 62% of total product sales for the quarter ended June 30, 2020 and 58% for the quarter ended June 30, 2019.

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

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.  Inventory reserves are recorded based upon historic usage, expected future demand and shelf life of the products held in inventory. No stock-based compensation cost was included in inventory as of June 30, 2020 and March 31, 2020.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the quarters ended June 30, 2020 or June 30, 2019.

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

Pursuant to an Umbrella Supply Agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”), the Company executed a product attachment relating to the development of a range of rare antisera products. During the year ended March 31, 2020, the Company recognized milestones totaling $1,050 related to the approval by the FDA of an application submitted during the year ended March 31, 2019, and a further FDA submission and approval related to the use of the products on another of Ortho’s automation platforms.  There are no further milestone revenues due under this agreement.

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

In the quarter ended June 30, 2020, revenue recognized from performance obligations related to prior periods was not material and, at June 30, 2020, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

Where modifications are made to vesting conditions, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that certain modifications made during the year ended March 31, 2020 were type III in nature and accordingly the original compensation expense related to these awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned. No modifications were made in the quarter ended June 30, 2020.

Share Warrants

As of June 30, 2020, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ (deficit) equity.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time, in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has both of the following: (1) the right to obtain substantially all of the economic benefits for use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. The Company also reviews the terms of the lease in accordance with Accounting Standard Update, or ASU, 2016-02 in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of June 30, 2020, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in the notes to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The standard, including subsequently issued amendments, requires a financial asset measured on an amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 on April 1, 2020. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20)” or ASU 2018-14. ASU 2018-14 removes the requirements to disclose the amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and other disclosure requirements. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted ASU 2018-14 on April 1, 2020. The adoption of this standard did not have a material impact on the unaudited condensed consolidated financial statements and related disclosures.

Note 3. Intangible Assets

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,427	$(2,427)	$—	—
Brands associated with acquired cell lines	501	(161)	340	27.0 years
Product licenses	845	(579)	266	3.3 years
Other intangibles	158	(158)	—	—
Total	$3,931	$(3,325)	$606	16.5 years

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.3 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.5 years

Note 4. Debt

Long-term debt comprises:

	June 30, 2020	March 31, 2020
Total debt	$145,000	$145,000
Less current portion	—	—
Long-term debt	$145,000	$145,000
Royalty liability	$17,127	$15,473
Deferred debt costs, net of amortization	(7,026)	(7,449)
	$155,101	$153,024

The Company’s debt at June 30, 2020 and March 31, 2020, comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. Commencing on April 15, 2021, the Company will also be required to pay an installment of principal of the Secured Notes on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $87.0 million at each of June 30, 2020 and March 31, 2020, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At June 30, 2020, the outstanding debt was repayable as follows:

Within 1 year	$12,083
Between 1 and 2 years	30,208
Between 2 and 3 years	48,334
Between 3 and 4 years	54,375
Between 4 and 5 years	—
Total debt	$145,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2020	March 31, 2020
Raw materials	$10,256	$9,737
Work in progress	8,215	8,522
Finished goods	2,820	2,242
Total inventories	$21,291	$20,501

Inventory at June 30, 2020 included $8,001 of raw materials, $4,732 of work in progress and $1,205 of finished goods related to the MosaiQ project. Inventory at March 31, 2020, included $8,093 of raw materials and $4,395 of work in progress and $368 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	June 30, 2020	March 31, 2020
Plant and equipment	$58,608	$57,726
Leasehold improvements	31,774	31,395
Total property and equipment	90,382	89,121
Less: accumulated depreciation	(50,954)	(48,956)
Total property and equipment, net	$39,428	$40,165

Depreciation expenses were $1,936 and $3,013 in the quarters ended June 30, 2020 and June 30, 2019, respectively. During the quarter ended June 30, 2020, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 4 years to 6 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the quarter ended June 30, 2020 by $292.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	June 30, 2020	March 31, 2020
Salary and related benefits	$977	$635
Accrued vacation	887	521
Accrued payroll taxes	2,152	1,200
Accrued incentive payments	1,112	3,700
Accrued termination and transition payments	62	1,154
Total accrued compensation and benefits	$5,190	$7,210

In the year ended March 31, 2020, the Company incurred termination benefit costs of $1,323 in respect of a restructuring of its operations. The restructuring was completed during the year ended March 31, 2020.  In the year ended March 31, 2020 the Company also incurred transition benefit costs of $807 in respect of the transitional arrangements with its former chief financial officer and its former group financial controller. The final payments under these arrangements were made during the quarter ended June 30, 2020.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	March 31, 2020
Accrued legal and professional fees	$1,807	$829
Accrued interest	3,671	8,056
Goods received not invoiced	3,212	1,724
Accrued capital expenditure	1,362	1,287
Other accrued expenses	3,265	3,594
Total accrued expenses and other current liabilities	$13,317	$15,490

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from July 2020 through September 2020 at £1:$1.28, three contracts to sell $500 in each calendar month from October 2020 through December 2020 at £1:$1.2520, three contracts to sell $500 in each calendar month from January 2021 through March 2021 at £1:$1.3350, and three contracts to sell $500 in each calendar month from April 2021 through June 2021 at £1:$1.2630, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at June 30, 2020, and similar contracts in place at March 31, 2020, amounted to liabilities of $230 and $227 respectively.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$13,980	$—	$13,980
Short-term investments(2)	87,152	—	—	87,152
Total assets measured at fair value	$87,152	$13,980	$—	$101,132

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$230	$—	$230
Total liabilities measured at fair value	$—	$230	$—	$230

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$12,436	$—	$12,436
Short-term investments(2)	116,871	—	—	116,871
Total assets measured at fair value	$116,871	$12,436	$—	$129,307

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$227	$—	$227
Total liabilities measured at fair value	$—	$227	$—	$227

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

The total unrealized gains on the short-term investments were $317 and $340 in the quarters ended June 30, 2020 and June 30, 2019, respectively.  The amount of these unrealized gains reclassified to earnings were $721 and $193 in the quarters ended June 30, 2020 and June 30, 2019, respectively.

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

On or about November 17, 2019 Ortho initiated an arbitration proceeding in which it seeks a declaration that the Company does not have the right to terminate the Ortho Agreement, specific performance of certain provisions of the Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in the Company’s shares and their market value.  The Company is pursuing counterclaims against Ortho, including that it has the right to terminate the Ortho Agreement and damages that include the milestone payments due under the Ortho agreement (see Note 2 for details).  In addition, on December 20, 2019, the Company entered into an agreement, or the Ortho Dispute Agreement, with Ortho pursuant to which it agreed, while the arbitration is pending, not to grant commercialization rights in respect of products that overlap with Ortho’s rights under the Ortho Agreement without prior written notice to Ortho.

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2020	March 31, 2020	Par value
Ordinary shares	80,593,440	80,398,326	$—
Total	80,593,440	80,398,326	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020
7% Cumulative Redeemable Preference shares	666,665	666,665	$31.03	$30.64
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the seventh anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the unaudited condensed consolidated balance sheet.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $960 and $1,178 in the quarters ended June 30, 2020 and June 30, 2019, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2020	1,848,052	$7.73	70
Granted	60,438	7.69	120
Exercised	(628)	3.95	—
Forfeited	(29,939)	9.53	—
Outstanding — June 30, 2020	1,877,923	$7.71	68
Exercisable — June 30, 2020	1,641,904	$7.80	63

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at June 30, 2020 was $7.40.

The following table summarizes the options granted in the quarter ended June 30, 2020 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2020	60,438	$7.69	$7.69	$4.96

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the quarter ended June 30, 2020 amounted to $294. No option awards were made in the quarter ended June 30, 2019.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share price volatility of the Company’s shares over a period equal to the expected terms of the options.

Fair value of ordinary shares. Since the Company’s initial public offering in April 2014, the fair value of ordinary shares has been based on the share price of the Company’s shares on the Nasdaq Global Market immediately prior to the grant of the options concerned.

Risk-Free Interest Rate. The risk-free interest rate is based on the UK Government 10-year bond yield curve in effect at the time of grant prior to the initial public offering and 10-year U.S. Treasury Stock for awards from April 2014 onwards.

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

A summary of the assumptions applicable to the share options issued in the quarter ended June 30, 2020 is as follows:

May 24, 2020
Risk-free interest rate	0.65%
Expected lives (years)	6
Volatility	74.50%
Dividend yield	—
Grant date fair value (per share)	$7.69
Number granted	60,438

A summary of the RSUs in issue at June 30, 2020 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	851,130	15	N/A
RSUs subject to milestone based vesting	45,000	N/A	N/A

At June 30, 2020, 851,130  RSUs were subject to time-based vesting and the weighted average remaining vesting period was 15 months.  In addition,  45,000 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended June 30,
	2020	2019
Income tax expense at statutory rate	$—	$—
Foreign tax rate differential	(847)	(920)
Increase in valuation allowance against deferred tax assets	862	933
Provision for income tax	$15	$13

Significant components of deferred tax are as follows:

	June 30, 2020	March 31, 2020
Provisions and reserves	$1,318	$1,315
Operating lease liability	3,386	3,409
Net operating loss carry forwards	20,315	19,526
Gross deferred tax assets	$25,019	$24,250
Fixed asset basis difference	$(20)	$(90)
Operating lease right-of-use assets	$(3,386)	$(3,409)
Gross deferred tax liabilities	$(3,406)	$(3,499)
Net deferred tax asset	$21,613	$20,751
Valuation allowance	(21,376)	(20,514)
Total	$237	$237

The balance sheet classification of deferred tax is as follows:

	June 30, 2020	March 31, 2020
Net noncurrent deferred tax assets	$237	$237
Total	$237	$237

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Quarter ended June 30,
	2020	2019
Balance at beginning of period	$1,216	$—
Increases related to current year tax positions	—	—
Increases related to prior years tax positions	—	—
Balance at end of year	$1,216	$—

As of June 30, 2020, the Company has an unrecognized benefit of $1,216, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

In connection with the sale and leaseback transaction of the Company’s conventional reagents manufacturing facility, near Edinburgh, Scotland (the “Alan Robb Campus (“ARC”) facility”) that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances has not been recorded in the financial statements as at June 30, 2020. If the transfer of the allowances was regarded as being effective at June 30, 2020, the financial statements would reflect an additional deferred tax expense of $1,216 and an equivalent deferred tax liability. The Company will continue to monitor the position regarding the effectiveness of the election to transfer the allowances in order to determine whether the deferred tax liability should be recorded.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended
	June 30, 2020	June 30, 2019
Employer service cost	$571	$456
Interest cost	30	31
Expected return on plan assets	(57)	(31)
Amortization of prior service credit	13	(6)
Amortization of net loss	—	54
Net pension cost	$557	$504

The employer contributions for the quarters ended June 30, 2020 and June 30, 2019 were $317 and $321, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2021 are $1,255.

Note 11. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares and the ordinary shares issuable upon vesting of the RSUs.

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended
	June 30,
	2020	2019
Numerator:
Net loss	$(25,429)	$(23,571)
Net loss available to ordinary shareholders - basic and diluted	$(25,429)	$(23,571)
Denominator:
Weighted-average shares outstanding - basic and diluted	80,485,985	66,078,290
Loss per share - basic and diluted	$(0.32)	$(0.36)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2020 and June 30, 2019 as their inclusion would have been anti-dilutive:

	June 30, 2020	June 30, 2019
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,877,923	1,914,332
Restricted share units awarded, including the multi-year performance related restricted share units	896,130	909,818
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
	2,949,578	2,999,675

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million which amounted to $4.4 million at June 30, 2020 and $4.5 million at March 31, 2020 and is included within other non-current assets in the consolidated balance sheets. In March 2015 the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of June 30, 2020, an operating lease right-of-use asset of $21,124 and an operating lease liability of $22,740 (including a current portion of $3,045) were reflected on the condensed consolidated balance sheet. As of March 31, 2020, an operating lease right-of-use asset of $21,493 and an operating lease liability of $22,947 (including a current portion of $3,033) were reflected on the condensed consolidated balance sheet. As of June 30, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,973. An associated finance lease liability of $1,590 (including a current portion of $573) was reflected on the condensed consolidated balance sheet. As of March 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $2,216. An associated finance lease liability of $1,715 (including a current portion of $598) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

	Quarter ended June 30,
	2020	2019
Lease cost
Operating lease cost	$1,061	$902
Finance lease cost
Amortization of right-of-use asset	193	55
Interest on lease liabilities	37	28
Short-term lease cost	17	17
Total lease cost	$1,308	$1,002

Other information related to leases was as follows:

	Quarter ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$909	$731
Finance leases - operating cash flows	$171	$98
Finance leases - finance cash flows	$31	$22
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$31	$29
Right-of-use assets obtained in exchange for new finance lease liabilities	$62	$28
Weighted average remaining lease terms (in years)
Operating leases	29.8	32.5
Finance leases	2.2	2.5
Weighted average discount rate
Operating leases	10.8%	10.8%
Finance leases	9.3%	7.4%

Future lease payments required under non-cancellable operating leases were as follows:

	June 30, 2020	March 31, 2020
2021 (excluding the three months ended June 30, 2020)	$2,510	$3,335
2022	3,344	3,319
2023	3,072	3,050
2024	3,069	3,055
2025	3,116	3,105
Thereafter	65,887	66,138
Total lease payments	$80,998	$82,002
Less : imputed interest	(58,258)	(59,055)
Total operating lease liabilities	$22,740	$22,947

Future lease payments required under finance leases were as follows:

	June 30, 2019	March 31, 2020
2021 (excluding the three months ended June 30, 2020)	$525	$720
2021	859	838
2022	366	349
2023	25	7
Total lease payments	$1,775	$1,914
Less : imputed interest	(185)	(199)
Total finance lease liabilities	$1,590	$1,715

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 12, 2020.

The information set forth and discussed below for the quarters ended June 30, 2020 and June 30, 2019 is derived from the condensed consolidated financial statements included under Item 1 above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2020, particularly in “Risk Factors.”

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

In addition, in response to the COVID-19 global pandemic, in May 2020, we completed development of a microarray-based SARS-CoV-2 antibody test for use on the MosaiQ platform. The SARS-CoV-2 antibody test is designed as a serological disease screen specific to COVID-19 antibody detection. The assay detects the Immunoglobulin G (IgG) and Immunoglobulin M (IgM) antibodies directed at SARS-CoV-2. We refer to the SARS-CoV-2 antibody test as the MosaiQ COVID-19 Microarray.

We currently operate as one business segment with 420 employees in the United Kingdom, Switzerland and the United States, as of June 30, 2020. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 44% of total revenue during the quarter ended June 30, 2020 and 47% during the quarter ended June 30, 2019.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2020, we had an accumulated deficit of $508.9 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the commercialization of MosaiQ. For the quarter ended June 30, 2020, our total revenue was $8.9 million and our net loss was $25.4 million.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes, or the “Secured Notes”.

As of June 30, 2020, we had available cash, cash equivalents and short-term investments of $94.5 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 12, 2020.

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

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020 quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. Further, these trials have recommenced from the point at which they were suspended with no requirement to repeat any of the work already performed. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. These trials will commence as soon as the circumstances permit, which we expect will be in the second half of calendar year 2020. We expect field trials for the expanded MosaiQ SDS Microarray to commence in the second half of calendar year 2020 in Europe, and in the first half of calendar year 2021 in the United States.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019, and we anticipate receiving 510(k) clearance for the initial MosaiQ SDS Microarray before the end of calendar year 2020. Initial European regulatory submissions for our expanded MosaiQ IH Microarray are expected during the fourth quarter of calendar year 2020 with U.S. regulatory submissions following in the first half of calendar year 2021. We expect to receive the CE mark for the expanded MosaiQ IH Microarray by the first quarter of calendar year 2021. European regulatory submission for the expanded MosaiQ SDS Microarray is expected in the second half of calendar year 2021.

COVID-19 Pandemic

You should read the following COVID-19 pandemic update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 12, 2020.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The governments of each of the major locations in which we operate, the United Kingdom, Switzerland and the United States, have implemented varying measures and restrictions to combat the COVID-19 pandemic.

These restrictions directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. All external work on these trials was suspended in March 2020 until such time as the existing restrictions in the relevant jurisdictions are removed or moderated. By June 2020, quarantine and containment measures and restrictions had eased in all of the three European trial locations allowing the work to recommence. These trials have recommenced from the point at which they were suspended with no requirement to repeat any of the work already performed.

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020 we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States. Having completed the required notification and submitted the EUA within the required timeframe, our test is officially listed on the FDA webpages as a test that is now allowed to be distributed in the United States. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States. We expect to receive the EUA in the near term.

To date, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the quarter ended June 30, 2020.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 69% and 68% for the quarters ended June 30, 2020 and June 30, 2019, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. In addition, during the quarter ended June 30, 2020, we began to generate sales revenue from the MosaiQ COVID-19 Microarray in Europe. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 4 “Debt” and Note 7 “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our legal entities are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity.

Provision for income taxes in the quarter ended June 30, 2020 reflected the taxes payable on the taxable income of a subsidiary.

Results of Operations

Comparison of the Quarters ended June 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,924	100%	$8,169	100%	$755	9%
Other revenues	—	0%	—	0%	—	—
Total revenue	8,924	100%	8,169	100%	755	9%
Cost of revenue	5,414	61%	4,563	56%	851	19%
Gross profit	3,510	39%	3,606	44%	(96)	-3%
Operating expenses:
Sales and marketing	2,243	25%	2,580	32%	(337)	-13%
Research and development	11,450	128%	11,653	143%	(203)	-2%
General and administrative	9,538	107%	7,797	95%	1,741	22%
Total operating expenses	23,231	260%	22,030	270%	1,201	5%
Operating loss	(19,721)	-221%	(18,424)	-226%	(1,297)	7%
Other income (expense):
Interest expense, net	(5,926)	-66%	(6,086)	-75%	160	-3%
Other, net	233	3%	952	12%	(719)	-76%
Total other expense, net	(5,693)	-64%	(5,134)	-63%	(559)	11%
Loss before income taxes	(25,414)	-285%	(23,558)	-288%	(1,856)	8%
Provision for income taxes	(15)	—	(13)	—	(2)	—
Net loss	$(25,429)	-285%	$(23,571)	-289%	$(1,858)	8%

Revenue

Total revenue and product sales for the quarter ended June 30, 2020 increased by 9% to $8.9 million, compared with $8.2 million for the quarter ended June 30, 2019. The increase in total revenue and product sales was primarily attributable to growth in product sales to OEM customers and incremental direct sales of conventional reagent products to customers in the United States. Products sold by standing purchase order were 69% of product sales for the quarter ended June 30, 2020, compared with 68% for the quarter ended June 30, 2019.

The table below sets forth revenue by product group:

	Quarter ended June 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$6,184	69%	$5,737	70%	$447	8%
Product sales - direct customers and distributors	$2,629	29%	2,432	30%	197	8%
Product sales - MosaiQ	111	1%	—	0%	111	100%
Total revenue	$8,924	100%	$8,169	100%	$755	9%

OEM Sales. Product sales to OEM customers increased 8% to $6.2 million for the quarter ended June 30, 2020, compared with $5.7 million for the quarter ended June 30, 2019. The increase was due to increased sales to existing customers and the impact of pricing increases.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.6 million for the quarter ended June 30, 2020 increased by $0.2 million compared with $2.4 million for the quarter ended June 30, 2019. This increase was due to increased direct sales in the United States which increased to $2.4 million in the quarter ended June 30, 2020 from $2.2 million in the quarter ended June 30, 2019 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Sales. MosaiQ sales in the quarter ended June 30, 2020 consisted of the initial revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the quarter ended June 30, 2019.

Cost of revenue and gross margin

Cost of revenue increased by 19% to $5.4 million for the quarter ended June 30, 2020, compared with $4.6 million for the quarter ended June 30, 2019. The increase in cost of revenue reflected additional costs associated with operating social distancing restrictions and the incremental costs associated with greater sales volumes.

Gross profit on total revenue for the quarter ended June 30, 2020 was $3.5 million, a decrease of 3% when compared with $3.6 million for the quarter ended June 30, 2019.  The decrease was attributable to the decrease in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.5 million for the quarter ended June 30, 2020, a decrease of 3% when compared with $3.6 million for the quarter ended June 30, 2019. This decrease was due to the incremental costs of operating under social distancing restrictions, which was offset in part by the gross profit on increased sales to existing and new customers. Gross margin on product sales, which excludes other revenues, was 39% for the quarter ended June 30, 2020 compared with 44% for the quarter ended June 30, 2019.

Sales and marketing expenses

Sales and marketing expenses were $2.2 million for the quarter ended June 30, 2020, compared with $2.6 million for the quarter ended June 30, 2019. This decrease was the result of travel restrictions and the cancellation of sales conferences due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses were 25% for the quarter ended June 30, 2020 compared to 32% for the quarter ended June 30, 2019.

Research and development expenses

	Quarter ended June 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$11,103	124%	$11,060	135%	$43	0%
Other research and development	467	5%	677	8%	(210)	-31%
Tax credits	(120)	-1%	(84)	-1%	(36)	43%
Total research and development expenses	$11,450	128%	$11,653	143%	$(203)	-2%

Research and development expenses decreased by 2% to $11.5 million for the quarter ended June 30, 2020, compared with $11.7 million for the quarter ended June 30, 2019. The decreased costs reflected lower depreciation charges as a result of certain leasehold improvements becoming fully depreciated in the quarter ended June 30, 2020, as well as the impact of extending the useful economic lives of certain operating equipment. This decrease was offset in part by the development costs for the MosaiQ COVID-19 Microarray and higher expenditures with development partners in the quarter ended June 30, 2020.

General and administrative expenses

General and administrative expenses increased by 22% to $9.5 million for the quarter ended June 30, 2020, compared with $7.8 million for the quarter ended June 30, 2019, reflecting additional legal expenses related to our dispute with Ortho and higher advisory fees. We recognized $1.0 million of stock compensation expense in the quarter ended June 30, 2020 compared with $1.2 million in the quarter ended June 30, 2019. As a percentage of total revenue, general and administrative expenses were 107% for the quarter ended June 30, 2020 compared to 95% for the quarter ended June 30, 2019.

Other income (expense)

Net interest expense was $5.9 million for the quarter ended June 30, 2020, compared with $6.1 million for the quarter ended June 30, 2019. Interest expense in the quarter ended June 30, 2020 included $4.3 million of interest charges on our Secured Notes compared with $4.0 million in the quarter ended June 30, 2019.  The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the quarters ended June 30, 2020 and June 30, 2019 included amortization of deferred debt issue costs of $2.1 million and $2.1 million, respectively. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2020 and June 30, 2019. In addition, in the quarter ended June 30, 2020 we realized interest income of $0.7 million on our short-term money market investments compared to $0.3 million for the quarter ended June 30, 2019.

Other, net in the quarter ended June 30, 2020 comprised $0.2 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $1.0 million of foreign exchange gains for the quarter ended June 30, 2019.

Provision for income taxes

Provision for income taxes in the quarter ended June 30, 2020 reflected the taxes payable on the taxable income of a subsidiary.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2020, the greatest impact of extra product shipments occurred in our first quarter and the greatest impact thus far in fiscal 2021 has also occurred in the first quarter. The timing of shipment of bulk antisera products to our OEM customers may also impact revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales. The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project or revenue milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2020, we had an accumulated deficit of $508.9 million. During the quarter ended June 30, 2020, we incurred a net loss of $25.4 million and used $24.8 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2020 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of the Secured Notes.

As of June 30, 2020, we had available cash, cash equivalents and short-term investments of $94.5 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters ended June 30, 2020 and 2019

Operating activities

Net cash used in operating activities was $24.8 million during the quarter ended June 30, 2020, which included net losses of $25.4 million offset by non-cash items of $5.7 million. Non-cash items were depreciation and amortization expense of $2.0 million, share-based compensation expense of $1.0 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $2.1 million, accrued preference share dividends of $0.3 million and deferred lease rentals of $0.2 million. We also experienced a net cash outflow of $5.1 million from changes in operating assets and liabilities during the period, consisting of a $1.5 million reduction in accounts payable and accrued liabilities, a $2.0 million reduction in accrued compensation and benefits, a $0.6 million increase in accounts receivable, a $0.6 million increase in inventories and a $0.3 million increase in other assets.

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

Investing activities

Net cash generated from investing activities was $28.5 million for the quarter ended June 30, 2020 compared to $5.6 million for the quarter ended June 30, 2019. We spent $0.8 million on purchases of property and equipment in the quarter ended June 30, 2020. Purchases of property and equipment in the quarter ended June 30, 2019 were $1.1 million, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. We also realized $29.3 million from our short-term money market investments in the quarter ended June 30, 2020, compared to $6.7 million net for the quarter ended June 30, 2019.

Financing activities

Net cash used in financing activities was $0.1 million during the quarter ended June 30, 2020, consisting of $0.1 million generated from the exercise of share options, offset by $0.2 million of repayments on finance leases. Net cash provided by financing activities was $24.1 million during the quarter ended June 30, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019 and $0.1 million from the exercise of share options, offset by $0.1 million of repayments on finance leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ in the donor testing market, we expect our operating expenses during the year ended March 31, 2021 to be similar to those of the year ended March 31, 2020, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, completing field trials and regulatory filings, hiring additional employees and investing in other product development opportunities while our development expenditures on MosaiQ decrease.

As of June 30, 2020, we had $94.5 million of available cash, cash equivalents and short-term investments and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances, cash generated through ongoing sales of our MosaiQ COVID-19 Microarray, and the issuance of new equity or debt, and accordingly have prepared our financial statements on the going concern basis. However, there can be no assurance that we will be able to generate sales as expected or obtain adequate financing when necessary and the terms of any financings may not be advantageous to us and may result in dilution to our shareholders.

Contractual Obligations

Our contractual obligations and commitments were summarized in our Annual Report on Form 10-K for the year ended March 31, 2020.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended June 30, 2020 or in the year ended March 31, 2020.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of option awards at the grant date is calculated using the Black-Scholes model or other valuation models, which use a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plan under Accounting Standards Codification Topic 715 Compensation – Retirement Benefits, or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions, details of which are set out in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time, in exchange for consideration. We determine if the contract conveys the right to control the use of an identified asset for a period of time. We assess throughout the period of use whether we have both of the following: (1) the right to obtain substantially all of the economic benefits for use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. We also review the terms of the lease in accordance with Accounting Standards Update, or “ASU”, 2016-02, “Leases” in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less.

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

Cash, cash equivalents and cash reserve account. At June 30, 2020, we had cash and cash equivalents of $7.3 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Secured notes. At June 30, 2020, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at June 30, 2020, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.5 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.5 million. Based on our assets and liabilities held in Swiss Francs at June 30, 2020, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.3 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.3 million.

Most of our revenues are earned in U.S. Dollars, but the costs of our conventional reagent manufacturing operations are payable mainly in Pounds Sterling. We therefore closely monitor the results of our UK operations to address this difference. During the year ended March 31, 2020, the net operating expenses arising in Pounds Sterling from our UK conventional reagent manufacturing operations amounted to $25.8 million. This expenditure was offset by revenues arising in U.S. Dollars and other currencies. We have entered into forward contracts to hedge against the effects of fluctuations in the U.S. Dollar versus the Pounds Sterling exchange rate. The principal value of the hedges related to the results of fiscal year 2021 is $6.0 million and, based on this, a hypothetical instantaneous 5% strengthening of the Pound Sterling against the U.S. Dollar would reduce our net income by $1.0 million in the year ending March 31, 2021 after taking account of the shelter provided by our existing hedging arrangements through March 31, 2021. Similarly, a hypothetical instantaneous 5% weakening of the Pound Sterling against the U.S. Dollar would increase group net income by $1.0 million over the same period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that Ortho’s allegations are without merit and we intend to defend ourselves vigorously against Ortho’s claims. However, because of the complexities and uncertainties inherent in arbitration proceedings and the nature of the claims, we cannot predict with certainty whether we will prevail in our defenses and counterclaims or the impact of this arbitration on our business, results of operations or financial condition.

As discussed in Note 6 to our condensed consolidated financial statements, because we cannot predict the outcome of this arbitration, we do not believe it is possible to provide a meaningful estimate of a reasonably possible loss at this time in connection with the preparation of those financial statements. Nevertheless, if Ortho prevailed on its claim that we did not have the right to terminate the Ortho Agreement, the arbitral tribunal might issue a declaration that the Ortho Agreement remains in effect and/or an award compelling Quotient to specifically perform obligations under the Ortho Agreement. Similarly, if Ortho prevailed on its breach of contract claims, we could be obligated to pay damages. The damages are claimed to include, but not be limited to, the difference between the aggregate amount Ortho invested in our ordinary and preference shares of $25 million and the shares’ market value (see Note 7 to our condensed consolidated financial statements for more information on our shares).

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (Inline XBRL): ): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: August 6, 2020	/s/ Franz Walt
Franz Walt Chief Executive Officer