Form 10-Q
period 2020-09-30
Quotient Ltd
filed 2020-11-06
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 101,021,719 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

•	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
•	our expected profit margins for MosaiQ;
•	the size of the market for MosaiQ;
•	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
•	future plans for our conventional reagent products;
•	the status of our future relationships with customers, suppliers, and regulators relating to our products;
•	future demand for our conventional reagent products and our ability to meet such demand;
•	our ability to manage the risks associated with international operations;
•	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
•	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the recent COVID-19 pandemic;
•	the impact on our business of the United Kingdom ceasing to be a member of the European Union;
•	the effects of competition;
•	the expected outcome or impact of arbitration or litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,125	$3,923
Short-term investments	144,618	116,871
Trade accounts receivable, net	4,518	5,402
Inventories	22,798	20,501
Prepaid expenses and other current assets	5,851	3,775
Total current assets	195,910	150,472
Restricted cash	9,031	9,017
Property and equipment, net	39,912	40,165
Operating lease right-of-use assets	21,557	21,493
Intangible assets, net	614	625
Deferred income taxes	237	237
Other non-current assets	4,634	4,454
Total assets	$271,895	$226,463
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,138	$4,826
Accrued compensation and benefits	5,191	7,210
Accrued expenses and other current liabilities	17,410	15,490
Current portion of long-term debt	12,083	—
Current portion of operating lease liability	3,138	3,033
Current portion of finance lease obligation	577	598
Total current liabilities	43,537	31,157
Long-term debt, less current portion	145,326	153,024
Operating lease liability, less current portion	20,282	19,914
Finance lease obligation, less current portion	921	1,117
Defined benefit pension plan obligation	7,169	6,353
7% Cumulative redeemable preference shares	20,950	20,425
Total liabilities	238,185	231,990
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 100,965,451 and 80,398,326 issued and outstanding at September 30, 2020 and March 31, 2020 respectively	540,769	459,931
Additional paid in capital	35,416	33,132
Accumulated other comprehensive loss	(18,636)	(15,155)
Accumulated deficit	(523,839)	(483,435)
Total shareholders' equity (deficit)	33,710	(5,527)
Total liabilities and shareholders' equity (deficit)	$271,895	$226,463

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$8,543	$7,096	$17,467	$15,265
Other revenues	7,523	750	7,523	750
Total revenue	16,066	7,846	24,990	16,015
Cost of revenue	(4,499)	(3,970)	(9,913)	(8,534)
Gross profit	11,567	3,876	15,077	7,481
Operating expenses:
Sales and marketing	(2,231)	(2,253)	(4,474)	(4,833)
Research and development, net of government grants	(12,878)	(13,083)	(24,328)	(24,736)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,324)	(1,001)	(2,284)	(2,179)
Other general and administrative expenses	(8,232)	(5,980)	(16,810)	(12,597)
Total general and administrative expense	(9,556)	(6,981)	(19,094)	(14,776)
Total operating expense	(24,665)	(22,317)	(47,896)	(44,345)
Operating loss	(13,098)	(18,441)	(32,819)	(36,864)
Other income (expense):
Interest expense, net	(6,858)	(7,291)	(12,784)	(13,376)
Other, net	4,998	(1,244)	5,231	(294)
Other expense, net	(1,860)	(8,535)	(7,553)	(13,670)
Loss before income taxes	(14,958)	(26,976)	(40,372)	(50,534)
Provision for income taxes	(17)	(14)	(32)	(27)
Net loss	$(14,975)	$(26,990)	$(40,404)	$(50,561)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$279	$(158)	$276	$(278)
Change in unrealized gain on short-term investments	(79)	47	(483)	194
Foreign currency gain (loss)	(3,447)	(11)	(3,301)	(1,025)
Provision for pension benefit obligation	14	48	27	96
Other comprehensive loss, net	(3,233)	(74)	(3,481)	(1,013)
Comprehensive loss	$(18,208)	$(27,064)	$(43,885)	$(51,574)
Net loss available to ordinary shareholders - basic and diluted	$(14,975)	$(26,990)	$(40,404)	$(50,561)
Loss per share - basic and diluted	$(0.18)	$(0.41)	$(0.49)	$(0.76)
Weighted-average shares outstanding - basic and diluted	83,949,195	66,291,548	82,227,052	66,185,501

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
June 30, 2020	80,593,440	$459,990	$34,092	$(15,403)	$(508,864)	$(30,185)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685				80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	77,894	94				94
Net loss					(14,975)	(14,975)
Change in the fair value of foreign currency cash flow hedges				279		279
Change in unrealized gain on short-term investments				(79)		(79)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances				(3,841)		(3,841)
Retranslation of foreign entities				394		394
Provision for pension benefit obligation				14		14
Other comprehensive loss				(3,233)		(3,233)
Stock-based compensation			1,324	—		1,324
September 30, 2020	100,965,451	$540,769	$35,416	$(18,636)	$(523,839)	$33,710

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	273,008	153	—	—	—	153
Net loss	—	—	—	—	(40,404)	(40,404)
Change in the fair value of foreign currency cash flow hedges	—	—	—	276	—	276
Unrealized gain on short-term investments	—	—	—	(483)	—	(483)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	844	—	844
Retranslation of foreign entities	—	—	—	(4,145)	—	(4,145)
Provision for pension benefit obligation	—	—	—	27	—	27
Other comprehensive loss	—	—	—	(3,481)	—	(3,481)
Stock-based compensation	—	—	2,284	—	—	2,284
September 30, 2020	100,965,451	$540,769	$35,416	$(18,636)	$(523,839)	$33,710

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
June 30, 2019	66,212,893	$369,021	$29,843	$(15,823)	$(404,233)	$(21,192)
Issue of shares upon exercise of incentive share options and vesting of RSUs	153,813	314	—	—	—	314
Net loss	—	—	—	—	(26,990)	(26,990)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(158)	—	(158)
Change in unrealized gain on short- term investments	—	—	—	47	—	47
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	2,118	—	2,118
Retranslation of foreign entities	—	—	—	(2,129)	—	(2,129)
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	(74)	—	(74)
Stock-based compensation	—	—	1,001	—	—	1,001
September 30, 2019	66,366,706	$369,335	$30,844	$(15,897)	$(431,223)	$(46,941)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares upon exercise of incentive share options and vesting of RSUs	466,259	377	—	—	—	377
Net loss	—	—	—	—	(50,561)	(50,561)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(278)	—	(278)
Change in unrealized gain on short- term investments	—	—	—	194	—	194
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	10,406	—	10,406
Retranslation of foreign entities	—	—	—	(11,431)	—	(11,431)
Provision for pension benefit obligation	—	—	—	96	—	96
Other comprehensive loss	—	—	—	(1,013)	—	(1,013)
Stock-based compensation	—	—	2,179	—	—	2,179
Cumulative effect of accounting changes	—	—	—	—	363	363
September 30, 2019	66,366,706	369,335	30,844	$(15,897)	(431,223)	$(46,941)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(40,404)	$(50,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	4,126	6,070
Share-based compensation	2,284	2,179
Increase in deferred lease rentals	346	148
Swiss pension obligation	516	363
Amortization of deferred debt issue costs	4,386	5,041
Accrued preference share dividends	525	525
Income taxes	32	27
Net change in assets and liabilities:
Trade accounts receivable, net	1,093	(1,161)
Inventories	(1,411)	(2,874)
Accounts payable and accrued liabilities	1,896	(63)
Accrued compensation and benefits	(2,215)	(1,764)
Other assets	(1,807)	(648)
Net cash used in operating activities	(30,633)	(42,718)
INVESTING ACTIVITIES:
Increase in short-term investments	(72,247)	(15,000)
Realization of short-term investments	44,016	38,926
Purchase of property and equipment	(2,069)	(2,558)
Net cash (used in) /generated from investing activities	(30,300)	21,368
FINANCING ACTIVITIES:
Repayment of finance leases	(356)	(210)
Proceeds from drawdown of new debt	—	25,000
Debt issuance costs and fees paid to noteholders	—	(874)
Proceeds from issuance of ordinary shares and warrants	80,838	377
Net cash generated from financing activities	80,482	24,293
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5,333)	277
Change in cash, cash equivalents and restricted cash	14,216	3,220
Beginning cash, cash equivalents and restricted cash	12,940	11,603
Ending cash, cash equivalents and restricted cash	$27,156	$14,823
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$8,765	$7,239
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,125	$5,816
Restricted cash	9,031	9,007
Total cash, cash equivalents and restricted cash	$27,156	$14,823

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the six month period ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2021 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $523.8 million as of September 30, 2020. At September 30, 2020, the Company had available cash holdings and short-term investments of $162.7 million. Following the completion of a public offering which raised $80.7 million of net proceeds (see Note 7), and the resolution of the Ortho arbitration (see Notes 2 and 6), the Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

In the longer term, the Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and short-term investment balances, cash generated through on-going sales of the Company’s COVID-19 antibody test, and the issuance of new equity or debt.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020 and March 31, 2020, all cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8,700 at both September 30, 2020 and March 31, 2020, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $331 and $317 at September 30, 2020 and March 31, 2020, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Short-term Investments

Short-term investments represent investments in money-market funds which are valued daily and which have no minimum notice period for withdrawals. The funds are invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency. The Company records the value of its investment in the funds based on the quoted value of the funds at the balance sheet date. Unrealized gains or losses are recorded in accumulated other comprehensive loss and are transferred to the statement of comprehensive loss when they are realized.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Movements in the allowance for doubtful accounts are recorded in general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current and forecast economic trends and changes in customer payment terms.

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

The Company’s main financial institutions for banking operations held all of the Company’s cash and cash equivalents as of September 30, 2020 and March 31, 2020. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of September 30, 2020 and March 31, 2020. This customer represented 61% and 70% of the accounts receivable balances as of September 30, 2020 and March 31, 2020, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the six month periods ended September 30, 2020 and September 30, 2019. This customer represented 58% and 60% of total product sales for the the six month period ended September 30, 2020 and the six month period ended September 30, 2019, respectively.

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

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.  Inventory reserves are recorded based upon historic usage, expected future demand and shelf life of the products held in inventory. No stock-based compensation cost was included in inventory as of September 30, 2020 and March 31, 2020.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

•	Plant, machinery and equipment—3 to 20 years;
•	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the six month periods ended September 30, 2020 or September 30, 2019.

Revenue Recognition

Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers.

Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of shipment at an amount based on the transaction price. Customers have no right of return except in the case of damaged goods and the Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of product sales.

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

In January 2015, the Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited, entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products (the "Prior Ortho Agreement"), which the Company terminated effective as of December 27, 2019. Under the terms of the Prior Ortho Agreement, the Company was entitled to receive milestone payments, totaling in aggregate $59.0 million, upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions.  In November 2019, Ortho initiated an arbitration proceeding as result of the Company's termination of the Prior Ortho Agreement.  See Note 6, "Commitments and Contingencies—Ortho Arbitration and Settlement," for details.

On September 4, 2020, the Company and Ortho entered into a binding letter agreement (the “Letter Agreement”) pursuant to which the Company and Ortho agreed:

•	to confirm the termination of the Prior Ortho Agreement and various related contracts;

•

to end the parties’ disputes regarding the Prior Ortho Agreement by executing mutual releases and terminating their pending arbitration proceeding related to the Prior Ortho Agreement (see Note 6); and

•

to negotiate in good faith, and use their respective reasonable best efforts to execute, a new distribution agreement (the “New Distribution Agreement”) based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract.

Pursuant to the Letter Agreement, Ortho made an initial, non-refundable milestone payment of $7.5 million to the Company on the date of the Letter Agreement.

In the Letter Agreement, the Company and Ortho have agreed that Ortho has the right to distribute, market and sell a dedicated MosaiQ microarray optimized for the patient transfusion diagnostics market (the “MosaiQ IH3 Microarray”) in the European Territory (defined as the European Economic Area plus the United Kingdom and Switzerland) and in the United States, solely for use in testing the immuno-hematological profile of the blood of medical patients in the course of their care or treatment. Ortho’s rights in the two territories each are for one ten-year term commencing on the receipt of specified regulatory approvals in the respective territory. The Company retains the right to distribute, market and sell the immunohematology Microarrays for use in blood donor testing worldwide and in the patient testing market outside of the European Territory and the United States. Ortho’s rights in respect of the MosaiQ IH3 Microarray are exclusive provided it satisfies annual minimum purchase volume requirements in each territory. Ortho also has the non-exclusive right to sell and distribute MosaiQ instruments in the United States and the European Territory for use in testing the immuno-hematological profile of blood of medical patients in the course of their care or treatment. Ortho is required to purchase the MosaiQ IH3 Microarrays, and the instruments, controls and reagents required for their use, only from the Company at specified prices.

In addition to the initial $7.5 million milestone payment, Ortho is required to make up to another $60 million of additional milestone payments upon achievement of certain regulatory milestones and commercial sales benchmarks, including up to $25 million upon the achievement by Ortho of certain cumulative gross revenue hurdles.

The Company has concluded that the initial $7.5 million milestone represents a payment in respect of development work undertaken to date in respect of the MosaiQ IH3 Microarray and accordingly has recognized the revenue in the quarter ended September 30, 2020.

The Company has also concluded that each of the remaining milestones under the Letter Agreement require significant levels of development work to be undertaken and there is no certainty at the start of the projects that the development work will be successful, these milestones are substantive and, accordingly, the revenue will be recognized when the milestones are achieved.

In the six month period ended September 30, 2020, revenue recognized from performance obligations related to prior periods was not material and, at September 30, 2020, revenue expected to be recognized in future periods related to remaining performance obligations was also not material.

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

In determining fair value of the stock-based compensation payments, the Company uses the Black–Scholes model and a single option award approach for share options, which requires the input of subjective assumptions. These assumptions include: the fair value of the underlying share, estimating the length of time employees will retain their awards before exercising them (expected term), the estimated volatility of the Company’s ordinary share price over the expected term (expected volatility), risk-free interest rate (interest rate), expected dividends and the number of shares subject to awards that will ultimately not complete their vesting requirements (forfeitures).

Where modifications are made to vesting conditions, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that certain modifications made during the six month periods ended September 30, 2020 and September 30, 2019 were type III in nature and accordingly the original compensation expense related to these awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned.

Share Warrants

As of September 30, 2020, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ (deficit) equity.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of September 30, 2020, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

Note 3. Intangible Assets

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,534	$(2,534)	$—	—
Brands associated with acquired cell lines	523	(171)	352	26.9 years
Product licenses	882	(620)	262	3.0 years
Other intangibles	165	(165)	—	—
Total	$4,104	$(3,490)	$614	16.7 years

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.3 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.5 years

Note 4. Debt

Long-term debt comprises:

	September 30, 2020	March 31, 2020
Total debt	$145,000	$145,000
Less current portion	12,083	—
	$132,917	$145,000
Royalty liability	$19,060	$15,473
Deferred debt costs, net of amortization	(6,651)	(7,449)
Long-term debt, less current portion	$145,326	$153,024

The Company’s debt at September 30, 2020 and March 31, 2020, comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $90.7 million at September 30, 2020 and $87.0 at March 31, 2020, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At September 30, 2020, the outstanding debt was repayable as follows:

Within 1 year	$12,083
Between 1 and 2 years	30,208
Between 2 and 3 years	48,334
Between 3 and 4 years	54,375
Between 4 and 5 years	—
Total debt	$145,000

The Company’s condensed consolidated balance sheet as of June 30, 2020 incorrectly classified $12,083 thousand of indebtedness as non-current liabilities instead of as current liabilities. The error had no impact on the condensed consolidated statement of comprehensive income, condensed consolidated statement of changes in shareholders’ equity or condensed consolidated statement of cash flows for the 3 months ended June 30, 2020 or total liabilities shown in the condensed consolidated balance sheet as of June 30, 2020.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2020	March 31, 2020
Raw materials	$10,825	$9,737
Work in progress	9,564	8,522
Finished goods	2,409	2,242
Total inventories	$22,798	$20,501

Inventory at September 30, 2020 included $8,867 of raw materials, $5,248 of work in progress and $438 of finished goods related to the MosaiQ project. Inventory at March 31, 2020, included $8,093 of raw materials and $4,395 of work in progress and $368 of finished goods related to the MosaiQ project.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	September 30, 2020	March 31, 2020
Plant and equipment	$61,685	$57,726
Leasehold improvements	32,807	31,395
Total property and equipment	94,492	89,121
Less: accumulated depreciation	(54,580)	(48,956)
Total property and equipment, net	$39,912	$40,165

Depreciation expenses were $2,154 and $3,009 in the quarters ended September 30, 2020 and September 30, 2019, respectively, and $4,090 and $6,022 in the six month periods ended September 30, 2020 and 2019, respectively. During the quarter ended June 30, 2020, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 4 years to 6 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the six month period ended September 30, 2020 by $598.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	September 30, 2020	March 31, 2020
Salary and related benefits	$1,479	$635
Accrued vacation	646	521
Accrued payroll taxes	1,191	1,200
Accrued incentive payments	1,875	3,700
Accrued termination and transition payments	—	1,154
Total accrued compensation and benefits	$5,191	$7,210

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

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	March 31, 2020
Accrued legal and professional fees	$1,651	$829
Accrued interest	8,056	8,056
Goods received not invoiced	2,511	1,724
Accrued capital expenditure	1,284	1,287
Other accrued expenses	3,908	3,594
Total accrued expenses and other current liabilities	$17,410	$15,490

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from October 2020 through December 2020 at £1:$1.2520, three contracts to sell $500 in each calendar month from January 2021 through March 2021 at £1:$1.335, three contracts to sell $500 in each calendar month from April 2021 through June 2021 at £1:$1.2630, and three contracts to sell $500 in each calendar month from July 2021 through September 2021 at £1:$1.260, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at September 30, 2020, and similar contracts in place at March 31, 2020, amounted to assets of $49 and liabilities of $227, respectively.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$14,585	$—	$14,585
Short-term investments(2)	144,618	—	—	144,618
Foreign currency forward contracts(3)	$—	$103	$—	$103
Total assets measured at fair value	$144,618	$14,688	$—	$159,306

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$54	$—	$54
Total liabilities measured at fair value	$—	$54	$—	$54

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$12,436	$—	$12,436
Short-term investments(2)	116,871	—	—	116,871
Total assets measured at fair value	$116,871	$12,436	$—	$129,307

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$227	$—	$227
Total liabilities measured at fair value	$—	$227	$—	$227

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

The total unrealized gains on the short-term investments were $423 and $863 in the six month periods ended September 30, 2020 and September 30, 2019, respectively.  The amount of these unrealized gains reclassified to earnings were $906 and $669 in the six month periods ended September 30, 2020 and September 30, 2019, respectively.

Ortho Arbitration and Settlement

The Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to the Prior Ortho Agreement with Ortho related to the commercialization and distribution of certain MosaiQ products.  See Note 2, “Summary of Significant Accounting Policies—Revenue Recognition,” for information regarding the Prior Ortho Agreement.  The Company and an affiliate of Ortho also entered into a subscription agreement pursuant to which the affiliate subscribed for newly issued ordinary shares of the Company and newly issued 7% cumulative redeemable preference shares, of no par value, of the Company for an aggregate subscription price of approximately $25 million.

On November 27, 2019, the Company delivered a notice to Ortho that it had terminated the Prior Ortho Agreement, effective as of December 27, 2019.  The Company did not realize any revenue under the Prior Ortho Agreement prior to its termination.

On or about November 17, 2019, Ortho initiated an arbitration proceeding in which it sought a declaration that the Company did not have the right to terminate the Prior Ortho Agreement, specific performance of certain provisions of the Prior Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in the Company’s shares and their market value.  The Company pursued counterclaims against Ortho, including that it had the right to terminate the Prior Ortho Agreement and damages that included the milestone payments due under the Prior Ortho Agreement (see Note 2, "Summary of Significant Accounting Policies—Revenue Recognition," for details).  In addition, on December 20, 2019, the Company entered into an agreement with Ortho pursuant to which it agreed, while the arbitration was pending, not to grant commercialization rights in respect of products that overlapped with Ortho’s rights under the Prior Ortho Agreement without prior written notice to Ortho.

On September 4, 2020, the Company and Ortho entered into the Letter Agreement,  pursuant to which the Company and Ortho agreed to confirm the termination of the Prior Ortho Agreement and various related contracts and to end the parties’ disputes regarding the Prior Ortho Agreement by executing mutual releases and terminating their pending arbitration proceeding related to the Prior Ortho Agreement.

The Company and Ortho also agreed to negotiate in good faith, and use their respective reasonable best efforts to execute, the New Distribution Agreement based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract. See Note 2, "Summary of Significant Accounting Policies—Revenue Recognition," for further details regarding the commercial terms included in the Letter Agreement.

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2020	March 31, 2020	Par value
Ordinary shares	100,965,451	80,398,326	$—
Total	100,965,451	80,398,326	$—

On September 15, 2020, the Company completed a public offering of 20,294,117 newly issued ordinary shares at $4.25 per share which raised $86.3 million of gross proceeds before underwriting discounts and other offering expenses of $5.6 million.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020
7% Cumulative Redeemable Preference shares	666,665	666,665	$31.43	$30.64
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.A.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the seventh anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the unaudited condensed consolidated balance sheet.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,324 and $1,001 in the quarters ended September 30, 2020 and September 30, 2019, respectively, and $2,284 and $2,179 in the six month periods ended September 30, 2020 and September 30, 2019, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2020	1,848,052	$7.73	70
Granted	106,360	6.45	120
Exercised	(12,628)	7.67	—
Forfeited	(42,504)	10.43	—
Outstanding — September 30, 2020	1,899,280	$7.60	67
Exercisable — September 30, 2020	1,653,387	$7.76	60

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at September 30, 2020 was $5.14.

The following table summarizes the options granted in the financial year ending March 31, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2020	60,438	$7.69	$7.69	$4.96
September 1, 2020	45,922	4.81	4.81	3.07

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the six month periods ended September 30, 2020 and September 30, 2019 amounted to $441 and $185, respectively.

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

A summary of the assumptions applicable to the share options issued in the six month period ended September 30, 2020 is as follows:

	May 24, 2020	September 1, 2020
Risk-free interest rate	0.65%	0.69%
Expected lives (years)	6	6
Volatility	74.50%	73.30%
Dividend yield	—	—
Grant date fair value (per share)	$7.69	$4.81
Number granted	60,438	45,922

A summary of the RSUs in issue at September 30, 2020 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	809,422	14	N/A
RSUs subject to milestone based vesting	45,000	N/A	N/A

At September 30, 2020, 809,422  RSUs were subject to time-based vesting and the weighted average remaining vesting period was 14 months.  In addition,  45,000 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Income tax expense at statutory rate	$—	$—	$—	$—
Foreign tax rate differential	(845)	(679)	(1,246)	(1,599)
Increase in valuation allowance against deferred tax assets	862	693	1,278	1,626
Provision for income tax	$17	$14	$32	$27

Significant components of deferred tax are as follows:

	September 30, 2020	March 31, 2020
Provisions and reserves	$1,426	$1,315
Operating lease liability	3,875	3,409
Fixed asset basis difference	95	—
Net operating loss carry forwards	20,508	19,526
Gross deferred tax assets	$25,904	$24,250
Fixed asset basis difference	$—	$(90)
Operating lease right-of-use assets	$(3,875)	$(3,409)
Gross deferred tax liabilities	$(3,875)	$(3,499)
Net deferred tax asset	$22,029	$20,751
Valuation allowance	(21,792)	(20,514)
Total	$237	$237

The balance sheet classification of deferred tax is as follows:

	September 30, 2020	March 31, 2020
Net noncurrent deferred tax assets	$237	$237
Total	$237	$237

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Quarter ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$1,216	$—	$1,216	$—
Increases related to current year tax positions	—	—	—	—
Increases related to prior years tax positions	—	—	—	—
Balance at end of period	$1,216	$—	$1,216	$—

As of September 30, 2020, the Company has an unrecognized benefit of $1,216, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

In connection with the sale and leaseback transaction of the Company’s conventional reagents manufacturing facility, near Edinburgh, Scotland (the “Alan Robb Campus (“ARC”) facility”) that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances has not been recorded in the financial statements as at September 30, 2020. If the transfer of the allowances was regarded as being effective at September 30, 2020, the financial statements would reflect an additional deferred tax expense of $1,257 and an equivalent deferred tax liability. The Company will continue to monitor the position regarding the effectiveness of the election to transfer the allowances in order to determine whether the deferred tax liability should be recorded.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Employer service cost	$627	$450	$1,198	$906
Interest cost	32	31	62	62
Expected return on plan assets	(64)	(31)	(121)	(62)
Amortization of prior service credit	14	(5)	27	(11)
Amortization of net loss	—	53	—	107
Net pension cost	$609	$498	$1,166	$1,002

The employer contributions for the six month periods ended September 30, 2020 and September 30, 2019 were $652 and $638, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2021 are $1,255.

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

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(14,975)	$(26,990)	$(40,404)	$(50,561)
Net loss available to ordinary shareholders - basic and diluted	$(14,975)	$(26,990)	$(40,404)	$(50,561)
Denominator:
Weighted-average shares outstanding - basic and diluted	83,949,195	66,291,548	82,227,052	66,185,501
Loss per share - basic and diluted	$(0.18)	$(0.41)	$(0.49)	$(0.76)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2020 and September 30, 2019 as their inclusion would have been anti-dilutive:

	September 30, 2020	September 30, 2019
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,899,280	1,815,417
Restricted share units awarded, including the multi-year performance related restricted share units	854,422	846,383
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
	2,929,227	2,837,325

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million which amounted to $4.6 million at September 30, 2020 and $4.4 million at March 31, 2020 and is included within other non-current assets in the consolidated balance sheets. In March 2015 the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize an incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of September 30, 2020, an operating lease right-of-use asset of $21,557 and an operating lease liability of $23,420 (including a current portion of $3,138) were reflected on the condensed consolidated balance sheet. As of March 31, 2020, an operating lease right-of-use asset of $21,493 and an operating lease liability of $22,947 (including a current portion of $3,033) were reflected on the condensed consolidated balance sheet. As of September 30, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,763. An associated finance lease liability of $1,498 (including a current portion of $577) was reflected on the condensed consolidated balance sheet. As of March 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $2,216. An associated finance lease liability of $1,715 (including a current portion of $598) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

	Quarter ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,068	$908	$2,129	$1,810
Finance lease cost
Amortization of right-of-use asset	323	54	516	109
Interest on lease liabilities	34	27	71	55
Short-term lease cost	17	17	34	34
Total lease cost	$1,442	$1,006	$2,750	$2,008

Other information related to leases was as follows:

Supplemental cash flow information

	Six months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$1,821	$1,476
Finance leases - financing cash flows	$356	$210
Finance leases - operating cash flows	$65	$44
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$56	$4,625
Right-of-use assets obtained in exchange for new finance lease liabilities	$93	$28

Lease term and discount rate

As of September 30, 2020
Weighted average remaining lease terms (in years)
Operating leases	29.7
Finance leases	2.0
Weighted average discount rate
Operating leases	10.9%
Finance leases	9.2%

Future lease payments required under non-cancellable operating leases were as follows:

	September 30, 2020	March 31, 2020
2021 (excluding the six months ended September 30, 2020)	$1,764	$3,335
2022	3,492	3,319
2023	3,199	3,050
2024	3,190	3,055
2025	3,236	3,105
Thereafter	68,800	66,138
Total lease payments	$83,681	$82,002
Less : imputed interest	(60,261)	(59,055)
Total operating lease liabilities	$23,420	$22,947

Future lease payments required under finance leases were as follows:

	September 30, 2020	March 31, 2020
2021 (excluding the six months ended September 30, 2020)	$345	$720
2022	901	838
2023	390	349
2024	34	7
Total lease payments	$1,670	$1,914
Less : imputed interest	(172)	(199)
Total finance lease liabilities	$1,498	$1,715

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 12, 2020.

The information set forth and discussed below for the quarters and six month periods ended September 30, 2020 and September 30, 2019 is derived from the condensed consolidated financial statements included under Part I, Item 1 “Financial Statements” above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with 420 employees in the United Kingdom, Switzerland and the United States, as of September 30, 2020. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 30% of total revenue during the six month period ended September 30, 2020 and 44% during the six month period ended September 30, 2019.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2020, we had an accumulated deficit of $523.8 million. We expect our operating losses to continue for at least the remainder of the current year as we continue our investment in the commercialization of MosaiQ. For the six month period ended September 30, 2020, our total revenue was $25.0 million and our net loss was $40.4 million.

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

On September 15, 2020, we completed a public offering of 20,294,117 newly issued ordinary shares at $4.25 per share which raised $86.3 million of gross proceeds before underwriting discounts and other offering expenses of $5.6 million.

As of September 30, 2020, we had available cash, cash equivalents and short-term investments of $162.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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
•

Ongoing Microarray Menu Development – our activities for the expansion of our IH and SDS, testing menus included the completion of the validation and verification, or “V&V”, concordance study for the expanded MosaiQ IH Microarray menu, which we announced in October 2019. The V&V study for the expanded MosaiQ SDS Microarray is planned for the coming months.

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020 quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. We expect to have the results from these trials in November 2020. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. We expect these trials to commence by December 2020 or the beginning of 2021. We expect field trials for the expanded MosaiQ SDS Microarray to commence in the first half of calendar year 2021.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019, and we anticipate receiving 510(k) clearance for the initial MosaiQ SDS Microarray before the end of calendar year 2020. Initial European regulatory submissions for our expanded MosaiQ IH Microarray are expected during the fourth quarter of calendar year 2020 with U.S. regulatory submissions following in the first half of calendar year 2021. We expect to receive the CE mark for the expanded MosaiQ IH Microarray by the first quarter of calendar year 2021. European regulatory submission for the expanded MosaiQ SDS Microarray is expected in the second or third quarter of calendar year 2021 and the U.S. regulatory submission is expected in the first half of 2022.

•

Patient IH Microarray – we are developing for Ortho-Clinical Diagnostics Inc., (or Ortho) a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray) and we expect to submit for CE mark in the fourth quarter of calendar year 2021.

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

These restrictions directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. All external work on these trials was suspended in March 2020 until such time as the existing restrictions in the relevant jurisdictions are removed or moderated. By the end of May 2020, quarantine and containment measures and restrictions had eased in all of the three European trial locations allowing the work to recommence.

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States.

To date, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the six month period ended September 30, 2020.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 68% and 70% for the six month periods ended September 30, 2020 and September 30, 2019, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. In addition, during the six month period ended September 30, 2020, we began to generate sales revenue from the MosaiQ COVID-19 Microarray in Europe. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 4, “Debt” and Note 7, “Ordinary and Preference Shares – Preference shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes in the six month period ended September 30, 2020 reflected the taxes payable on the taxable income of a subsidiary.

Results of Operations

Comparison of the Quarters ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,543	53%	$7,096	90%	$1,447	20%
Other revenues	7,523	47%	750	10%	6,773	903%
Total revenue	16,066	100%	7,846	100%	8,220	105%
Cost of revenue	4,499	28%	3,970	51%	529	13%
Gross profit	11,567	72%	3,876	49%	7,691	198%
Operating expenses:
Sales and marketing	2,231	14%	2,253	29%	(22)	-1%
Research and development	12,878	80%	13,083	167%	(205)	-2%
General and administrative	9,556	59%	6,981	89%	2,575	37%
Total operating expenses	24,665	154%	22,317	284%	2,348	11%
Operating loss	(13,098)	-82%	(18,441)	-235%	5,343	-29%
Other income (expense):
Interest expense, net	(6,858)	-43%	(7,291)	-93%	433	-6%
Other, net	4,998	31%	(1,244)	-16%	6,242	-502%
Total other expense, net	(1,860)	-12%	(8,535)	-109%	6,675	-78%
Loss before income taxes	(14,958)	-93%	(26,976)	-344%	12,018	-45%
Provision for income taxes	(17)	—	(14)	—	(3)	21%
Net loss	$(14,975)	-93%	$(26,990)	-344%	$12,015	-45%

Revenue

Total revenue for the quarter ended September 30, 2020 increased by 105% to $16.1 million, compared with $7.8 million for the quarter ended September 30, 2019. Product sales for the quarter ended September 30, 2020 increased by 20% to $8.5 million, compared with $7.1 million for the quarter ended September 30, 2019.  The increase in product sales was primarily attributable to growth in product sales to OEM customers, incremental direct sales of conventional reagent products to customers in the United States and sales of the MosaiQ COVID-19 Microarray. Other revenues for the quarter ended September 30, 2020 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray. Other revenues in the quarter ended September 30, 2019 arose from the achievement of product development milestones on another development contract, which was completed during the year ended March 31, 2020.

Products sold by standing purchase order were 67% of product sales for the quarter ended September 30, 2020, compared with 68% for the quarter ended September 30, 2019.

The table below sets forth revenue by product group:

	Quarter ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,034	31%	$4,696	60%	$338	7%
Product sales - direct customers and distributors	$2,942	18%	2,400	31%	542	23%
Product sales - MosaiQ	567	4%	—	0%	567	100%
Other revenues	7,523	47%	750	10%	6,773	903%
Total revenue	$16,066	100%	$7,846	100%	$8,220	105%

OEM Sales. Product sales to OEM customers increased 7% to $5.0 million for the quarter ended September 30, 2020, compared with $4.7 million for the quarter ended September 30, 2019. The increase was due to increased sales to existing customers and the impact of pricing increases.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.9 million for the quarter ended September 30, 2020 increased by $0.5 million compared with $2.4 million for the quarter ended September 30, 2019. This increase was due to increased direct sales in the United States which increased to $2.7 million in the quarter ended September 30, 2020 from $2.3 million in the quarter ended September 30, 2019 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the quarter ended September 30, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the quarter ended September 30, 2019.

Other Revenues. Other revenues for the quarter ended September 30, 2020 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray. Other revenues in the quarter ended September 30, 2019 arose from the achievement of product development milestones on another development contract, which was completed during the year ended March 31, 2020.

Cost of revenue and gross margin

Cost of revenue increased by 13% to $4.5 million for the quarter ended September 30, 2020, compared with $4.0 million for the quarter ended September 30, 2019. The increase in cost of revenue reflected the incremental costs associated with greater sales volumes.

Gross profit on total revenue for the quarter ended September 30, 2020 was $11.6 million, an increase of 198% when compared with $3.9 million for the quarter ended September 30, 2019.  The increase was attributable to the $7.5 million of other revenues in the quarter and to the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $4.0 million for the quarter ended September 30, 2020, an increase of 29% when compared with $3.1 million for the quarter ended September 30, 2019. This increase was due to a more favorable product mix and lower levels of material scrapped, in addition to the gross profit on increased sales to existing and new customers. Gross margin on product sales, which excludes other revenues, was 47% for the quarter ended September 30, 2020 compared with 44% for the quarter ended September 30, 2019.

Sales and marketing expenses

Sales and marketing expenses were $2.2 million for the quarter ended September 30, 2020, compared with $2.3 million for the quarter ended September 30, 2019. This decrease was the result of travel restrictions and the cancellation of sales conferences due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses were 14% for the quarter ended September 30, 2020 compared to 29% for the quarter ended September 30, 2019.

Research and development expenses

	Quarter ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,637	79%	$12,706	162%	$(69)	-1%
Other research and development	545	3%	458	6%	87	19%
Tax credits	(304)	-2%	(81)	-1%	(223)	275%
Total research and development expenses	$12,878	80%	$13,083	167%	$(205)	-2%

Research and development expenses decreased by 2% to $12.9 million for the quarter ended September 30, 2020, compared with $13.1 million for the quarter ended September 30, 2019. Our research and development expenses included expenses of $1.0 million in both the quarters ended September 30, 2020 and September 30, 2019 related to the costs of our intellectual property license with TTP plc (or TTP) related to the printing technologies that enable high volume manufacturing of MosaiQ Microarrays. The decreased costs reflected lower depreciation charges as a result of certain leasehold improvements becoming fully depreciated at the start of the current financial year, as well as the impact of extending the useful economic lives of certain operating equipment. This decrease was offset in part by higher expenditures with development partners in the quarter ended September 30, 2020.

General and administrative expenses

General and administrative expenses increased by 37% to $9.6 million for the quarter ended September 30, 2020, compared with $7.0 million for the quarter ended September 30, 2019, reflecting additional legal expenses related to our dispute with Ortho, higher advisory fees and higher D&O insurance costs. We recognized $1.3 million of stock compensation expense in the quarter ended September 30, 2020 compared with $1.0 million in the quarter ended September 30, 2019. As a percentage of total revenue, general and administrative expenses were 59% for the quarter ended September 30, 2020 compared to 89% for the quarter ended September 30, 2019.

Other income (expense)

Net interest expense was $6.9 million for the quarter ended September 30, 2020, compared with $7.3 million for the quarter ended September 30, 2019. Interest expense in the quarters ended September 30, 2020 and September 30, 2019 included $4.4 million of interest charges on our Secured Notes. Interest expense in the quarters ended September 30, 2020 and September 30, 2019 also included amortization of deferred debt issue costs and estimated royalty costs of $2.3 million and $2.9 million, respectively. The decreased expense reflected changes in the royalty cost estimates. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2020 and September 30, 2019. In addition, in the quarter ended September 30, 2020 we realized interest income of $0.2 million on our short-term money market investments compared to $0.3 million for the quarter ended September 30, 2019.

Other, net in the quarter ended September 30, 2020 comprised $5.0 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $1.2 million of foreign exchange losses for the quarter ended September 30, 2019.

Provision for income taxes

Provision for income taxes in the quarter ended September 30, 2020 reflected the taxes payable on the taxable income of a subsidiary.

Comparison of the Six Month Periods ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$17,467	70%	$15,265	95%	$2,202	14%
Other revenues	7,523	30%	750	5%	6,773	903%
Total revenue	24,990	100%	16,015	100%	8,975	56%
Cost of revenue	9,913	40%	8,534	53%	1,379	16%
Gross profit	15,077	60%	7,481	47%	7,596	102%
Operating expenses:
Sales and marketing	4,474	18%	4,833	30%	(359)	-7%
Research and development	24,328	97%	24,736	154%	(408)	-2%
General and administrative	19,094	76%	14,776	92%	4,318	29%
Total operating expenses	47,896	192%	44,345	277%	3,551	8%
Operating (loss)	(32,819)	-131%	(36,864)	-230%	4,045	-11%
Other income (expense):
Interest expense, net	(12,784)	-51%	(13,376)	-84%	592	-4%
Other, net	5,231	21%	(294)	-2%	5,525	-1879%
Total other expense, net	(7,553)	-30%	(13,670)	-85%	6,117	-45%
Loss before income taxes	(40,372)	-162%	(50,534)	-316%	10,162	-20%
Provision for income taxes	(32)	0%	(27)	—	(5)	19%
Net loss	$(40,404)	-162%	$(50,561)	-316%	$10,157	-20%

Revenue

Total revenue for the six month period ended September 30, 2020 increased by 56% to $25.0 million, compared with $16.0 million for the six month period ended September 30, 2019. The increase in total revenue was due to $7.5 million of other revenues arising from the achievement of product development milestones in the six month period ended September 30, 2020 and an increase of 14% in product sales. Products sold by standing purchase order were 68% of product sales for the six month period ended September 30, 2020, compared with 70% for the six month period ended September 30, 2019.

The table below sets forth revenue by product group:

	Six months ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$11,218	45%	$10,431	65%	$787	8%
Product sales - direct customers and distributors	5,571	22%	4,834	30%	737	15%
Product sales - MosaiQ	678	3%	—	0%	678	100%
Other revenues	7,523	30%	750	5%	6,773	903%
Total revenue	$24,990	100%	$16,015	100%	$8,975	56%

OEM Sales. Product sales to OEM customers increased 8% to $11.2 million for the six month period ended September 30, 2020, compared with $10.4 million for the six month period ended September 30, 2019. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $5.6 million for the six month period ended September 30, 2020 increased by $0.7 million compared with $4.8 million for the six month period ended September 30,

2019. This increase was due to increased direct sales in the United States which increased to $5.0 million in the six month period ended September 30, 2020 from $4.4 million in the six month period ended September 30, 2019 as a result of higher sales to existing customers and the expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the six month period ended September 30, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the six month period ended September 30, 2019.

Other Revenues. Other revenues for the six month period ended September 30, 2020 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray. Other revenues in the six month period ended September 30, 2019 arose from the achievement of product development milestones on another development contract, which was completed during the year ended March 31, 2020.

Cost of revenue and gross margin

Cost of revenue increased by 16% to $9.9 million for the six month period ended September 30, 2020, compared with $8.5 million for the six month period ended September 30, 2019. The increase in cost of revenue reflected additional costs associated with operating social distancing restrictions and the incremental costs associated with the 14% increase in product sales in the six month period ended September 30, 2020.

Gross profit on total revenue for the six month period ended September 30, 2020 was $15.1 million, compared with $7.5 million for the six month period ended September 30, 2019.  The increase was attributable to the $7.5 million of other revenues in the six month period ended September 30, 2020 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $7.6 million for the six month period ended September 30, 2020 compared with $6.7 million for the six month period ended September 30, 2019. This increase was due to the gross profit on increased sales to existing and new customers, offset in part by higher costs associated with social distancing requirements. Gross margin on product sales, which excludes other revenues, was 43% for the six month period ended September 30, 2020 compared with 44% for the six month period ended September 30, 2019.

Sales and marketing expenses

Sales and marketing expenses were $4.5 million for the six month period ended September 30, 2020, compared with $4.8 million for the six month period ended September 30, 2019. This decrease was attributable to reduced travel expenses and the cancellation of sales conferences due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses were 18% for the six month period ended September 30, 2020 compared to 30% for the six month period ended September 30, 2019.

Research and development expenses

	Six months ended September 30,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$23,739	95%	$23,767	148%	$(28)	0%
Other research and development	1,012	4%	1,135	7%	(123)	-11%
Tax credits	(423)	-2%	(166)	-1%	(257)	155%
Total research and development expenses	$24,328	97%	$24,736	154%	$(408)	-2%

Research and development expenses decreased by 2% to $24.3 million for the six month period ended September 30, 2020, compared with $24.7 million for the six month period ended September 30, 2019.  Our research and development expenses included expenses of $1.0 million in both the six month periods ended September 30, 2020 and September 30, 2019 related to the costs of our intellectual property license with TTP. The decreased costs reflected lower depreciation charges as a result of certain leasehold improvements becoming fully depreciated in the six month period ended September 30, 2020, as well as the impact of extending the useful economic lives of certain operating equipment. This decrease was offset in part by the development costs for the MosaiQ COVID-19 Microarray and higher expenditures with development partners in the six month period ended September 30, 2020.

General and administrative expenses

General and administrative expenses increased by 29% to $19.1 million for the six month period ended September 30, 2020, compared with $14.8 million for the six month period ended September 30, 2019, reflecting additional legal expenses related to our dispute with Ortho, higher advisory fees and higher D&O insurance costs. We recognized $2.3 million of stock compensation expense in the six month period ended September 30, 2020 compared with $2.2 million in the six month period ended September 30, 2019. As a percentage of total revenue, general and administrative expenses were 76% for the six month period ended September 30, 2020 and 92% for the six month period ended September 30, 2019.

Other income (expense)

Net interest expense was $12.8 million for the six month period ended September 30, 2020, compared with $13.4 million for the six month period ended September 30, 2019. Interest expense in the six month period ended September 30, 2020 included $8.7 million of interest charges on our Secured Notes compared with $8.4 million in the six month period ended September 30, 2019. Interest expense in the six month periods ended September 30, 2020 and September 30, 2019 also included amortization of deferred debt issue costs and estimated royalty costs of $4.4 million and $5.0 million, respectively. The decreased expense reflected changes in the royalty cost estimates. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2020 and September 30, 2019. In addition, in the six month period ended September 30, 2020 we realized interest income of $0.9 million on our short-term money market investments compared with $0.6 million for the six month period ended September 30, 2019.

Other, net in the six month period ended September 30, 2020 was comprised of $5.2 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $0.3 million of foreign exchange losses for the six month period ended September 30, 2019.

Provision for income taxes

Provision for income taxes in the six month period ended September 30, 2020 reflected the taxes payable on the taxable income of a subsidiary.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2020, we had an accumulated deficit of $523.8 million. During the six month period ended September 30, 2020, we incurred a net loss of $40.4 million and used $30.6 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2020 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of the Secured Notes.

On September 15, 2020, we completed a public offering of 20,294,117 newly issued ordinary shares at $4.25 per share, which raised $86.3 million of gross proceeds before underwriting discounts and other offering expenses of $5.6 million.

As of September 30, 2020, we had available cash, cash equivalents and short-term investments of $162.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Six Month Periods ended September 30, 2020 and 2019

Operating activities

Net cash used in operating activities was $30.6 million during the six month period ended September 30, 2020, which included net losses of $40.4 million offset by non-cash items of $12.2 million. Non-cash items were depreciation and amortization expense of $4.1 million, share-based compensation expense of $2.3 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs of $4.4 million, accrued preference share dividends of $0.5 million and deferred lease rentals of $0.4 million. We also experienced a net cash outflow of $2.4 million from changes in operating assets and liabilities during the period, consisting of a $2.2 million reduction in accrued compensation and benefits, a $1.4 million increase in inventories and a $1.8 million increase in other assets, offset by a $1.1 million reduction in accounts receivables and a $1.9 million increase in accounts payable and accrued liabilities.

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

Investing activities

Net cash used in investing activities was $30.3 million for the six month period ended September 30, 2020 compared to $21.4 million of cash generated from investing activities for the six month period ended September 30, 2019. We spent $2.1 million on purchases of property and equipment in the six month period ended September 30, 2020, which was mainly related to purchasing MosaiQ instruments. Purchases of property and equipment in the six month period ended September 30, 2019 were $2.6 million, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. We also increased our short-term money market investments by $28.2 million in the six month period ended September 30, 2020, compared to realizing $23.9 million net from our short-term money market investments the six month period ended September 30, 2019.

Financing activities

Net cash provided by financing activities was $80.5 million during the six month period ended September 30, 2020, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.2 million generated from the exercise of share options, offset by $0.4 million of repayments on finance leases. Net cash provided by financing activities was $24.2 million during the six month ended September 30, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019 and $0.4 million from the exercise of share options, offset by $0.2 million of repayments on finance leases.

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

As of September 30, 2020, we had $162.7 million of available cash, cash equivalents and short-term investments and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	Ortho’s progress in commercializing the MosaiQ IH3 Microarray for the patient testing market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of shipment at an amount based on the transaction price. Customers have no right of return except in the case of damaged goods and we have not experienced any significant returns of our products.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended September 30, 2020 or in the year ended March 31, 2020.

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

Cash, cash equivalents and cash reserve account. At September 30, 2020, we had cash and cash equivalents of $18.1 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Secured notes. At September 30, 2020, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at September 30, 2020, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.7 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.7 million. Based on our assets and liabilities held in Swiss Francs at September 30, 2020, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.4 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.4 million.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit attributes of possible controls and procedures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, due to our identification of a material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

During the quarter ended September 30, 2020, management identified a material weakness in the design of our internal control over the classification of indebtedness and the consistency of our primary financial statements with the underlying note disclosures. This material weakness also existed at June 30, 2020 and, specifically, resulted in $12,083 thousand of indebtedness being classified as non-current liabilities instead of current liabilities in the condensed consolidated balance sheet as of June 30, 2020, while the correct maturity analysis was presented within the related note disclosure. This error had no impact on the condensed consolidated statement of comprehensive income, condensed consolidated statement of changes in shareholders’ equity, or condensed consolidated statement of cash flows for the quarter ended June 30, 2020, and this error was corrected prior to the issuance of the condensed consolidated financial statements for the quarter ended September 30, 2020, included in this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting

There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than noted above and except for the following changes:

In order to remediate the material weakness described above, management has implemented immediate steps with regards to the classification of long-term debt by:

•	Automating compilation of relevant captions of the primary financial statements from the detailed underlying accounting records
•	Strengthening overall disclosure review controls through additional formal review processes

Based on the foregoing process and remediation measures, management believes that the above mentioned control deficiency will be remediated, but the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to a distribution and supply agreement with Ortho related to the commercialization and distribution of certain MosaiQ products, which we refer to as the Prior Ortho Agreement. We also entered into a subscription agreement with an affiliate of Ortho pursuant to which the affiliate subscribed for our newly issued ordinary shares and newly issued 7% cumulative redeemable preference shares, of no par value, for an aggregate subscription price of approximately $25 million.

On November 27, 2019, we delivered a notice to Ortho that we had terminated the Prior Ortho Agreement, effective as of December 27, 2019.  We had not realized any revenue under the Prior Ortho Agreement prior to its termination.

On or about November 17, 2019, Ortho initiated an arbitration proceeding in which it sought a declaration that we did not have the right to terminate the Prior Ortho Agreement, specific performance of certain provisions of the Prior Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in our shares and their market value.  We pursued counterclaims against Ortho, including that we had the right to terminate the Prior Ortho Agreement and damages that included the milestone payments due under the Prior Ortho Agreement.  In addition, on December 20, 2019, we entered into an agreement, or the Ortho Dispute Agreement, with Ortho pursuant to which we agreed, while the arbitration was pending, not to grant commercialization rights in respect of products that overlapped with Ortho’s rights under the Prior Ortho Agreement without prior written notice to Ortho.

On September 4, 2020, we entered into a binding letter agreement with Ortho (or the Letter Agreement) pursuant to which we and Ortho agreed to confirm the termination of the Prior Ortho Agreement and various related contracts and to end the parties’ disputes regarding the Prior Ortho Agreement by executing mutual releases and terminating their pending arbitration proceeding related to the Prior Ortho Agreement.

We also agreed with Ortho to negotiate in good faith, and use our respective reasonable best efforts to execute, a new distribution agreement based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract. See Note 2, "Summary of Significant Accounting Policies—Revenue Recognition" to our condensed consolidated financial statements included in this Quarterly Report for additional information about the Letter Agreement.

We may also be subject to other claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2020.

Our commercialization plan for MosaiQ in the patient transfusion diagnostics market depends on our distributor relationship with Ortho, and we may enter into additional distribution or sales arrangements in the future that may subject us to similar risks.

We will rely on Ortho to commercialize MosaiQ in the highly fragmented patient transfusion diagnostics market in Europe and the United States. Under our distributor relationship with Ortho, we will develop sell the MosaiQ IH3 Microarray for the patient transfusion market, and Ortho will have the right to distribute, market and sell the MosaiQ IH3 Microarray in Europe and in the United States, solely for use in testing the immuno-hematological profile of the blood of medical patients in the course of their care or treatment. Ortho may not commit sufficient resources to this commercialization arrangement, as MosaiQ may compete for time, attention and resources with Ortho’s internal programs, or Ortho otherwise may not perform its obligations as expected. In addition, Ortho is both a customer and a competitor of our conventional reagent business. If Ortho is unable, or fails, to perform its obligations, there can be no assurance that we will be able to enter into commercialization relationships with other partners with sufficient existing global sales and support infrastructures necessary to successfully commercialize MosaiQ in the patient transfusion diagnostics market in these territories. Any of these risks could delay the commercialization of MosaiQ in the patient transfusion diagnostics market, result in high costs to us or otherwise materially harm our business and adversely affect our future revenues.

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

Efforts to repeal and replace the U.S. Patient Protection and Affordable Care Act, or the PPACA, have been ongoing since the 2016 election, but it is unclear if these efforts will be successful. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain requirements mandated by the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. In addition, as part of the December 2017 Tax Cuts and Jobs Act, the “individual mandate,” which required individuals to purchase insurance, was repealed. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the PPACA are invalid. The PPACA significantly impacts the pharmaceutical and medical device industries and clinical laboratories, and the repeal, replacement or modification of the PPACA, or other legislative or regulatory actions, could meaningfully further change the way healthcare services are delivered and may materially impact aspects of our business. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us.

Our conventional reagent products are manufactured in Scotland and our MosaiQ instruments and microarrays are manufactured in Germany and Switzerland, respectively. In the United States, President Trump’s administration has discussed, and in some cases implemented, changes with respect to certain tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries. For example, trade relations between the United States and China were, at times, significantly strained during 2019, as both countries imposed increased tariffs on the importation of certain product categories. While it is not possible to predict whether or when any additional changes will occur or what form they may take, the implementation of a border tax, tariff or higher customs duties on our products imported into the United States, or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

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

Among other impacts, we expect that Brexit will impact our regulatory approval plan for MosaiQ. The European Union is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or the IVDD, to the In Vitro Diagnostic Device Regulation, or the IVDR, which will repeal and replace the IVDD. Unlike the IVDD, which must be implemented into the national laws of the Member States of the European Economic Area, or EEA, the IVDR will be directly applicable in all EEA Member States and is intended to eliminate current differences in the regulation of in vitro diagnostic medical devices among EEA Member States. However, due to Brexit, the United Kingdom will not be subject to the IVDR and will instead introduce its own regulatory framework. As a result, there will be a new conformity marking solely for the United Kingdom and, as of January 1, 2021, any new products will require a U.K. Conformity Assessed, or UKCA, mark, in addition to a CE mark. However, our existing products will be able to rely on CE marks previously obtained during a transition period that will last until June 30, 2023.

While we believe we have developed plans to manage the Brexit-related risks to our business and operations, including in the event that the United Kingdom and the European Union fail to finalize an agreement on the United Kingdom’s future relationship with the European Union before the end of the transitional period, it is unknown what the final terms of the relationship will be. If no agreement can be reached before the end of the transitional period there will be a period of considerable uncertainty, particularly in relation to the U.K. financial and banking markets, the regulatory process in Europe and movement of goods and people between the United Kingdom and the European Union. It is also possible that, even if there is an agreement, there will be greater restrictions and transportation delays on imports and exports between the United Kingdom and E.U. countries and increased regulatory complexities, which could result in delays and increased expenses relating to the regulatory approval of our products. In addition, depending on the terms of the agreement, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. Furthermore, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our financial results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis, and our management is also required to evaluate our disclosure controls and procedures quarterly.  During the quarter ended September 30, 2020, we identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls were not effective as of September 30, 2020 or June 30, 2020. For additional information, see Part I, Item 4 "Controls and Procedures" and Part II, Item 5 "Other Information".  We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Material Weakness

As described in Part I, Item 4 "Controls and Procedures", we have identified a material weakness in our internal control over financial reporting as of September 30, 2020. We have concluded that this material weakness also existed as of June 30, 2020.  Accordingly, the previous conclusions included in Part I, Item 4 "Controls and Procedures" in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the SEC on August 6, 2020, that our disclosure controls and procedures were effective is hereby updated to conclude that our disclosure controls and procedures as of June 30, 2020 were ineffective.

Director Compensation

As disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on July 27, 2020, we have a new director compensation program, which became effective as of November 1, 2020.  At the time of the filing of our Definitive Proxy Statement, this program originally contemplated that the annual retainers for our chairman and all our other directors (other than directors affiliated with Galen Partners) would be paid in a combination of cash and equity awards, the annual retainers for our directors who are affiliated with Galen Partners would be paid in equity awards, and the annual retainers for our committee chairpersons and committee members would be paid in cash.

On October 29, 2020, in connection with the adoption of the new compensation program, our remuneration committee subsequently determined that the annual retainers for our committee chairpersons and committee members who are affiliated with Galen Partners should be paid in equity awards instead of in cash, in order to align the compensation paid to these directors for their committee service with the compensation paid to them for their board service.

Accordingly, effective as of November 1, 2020, instead of receiving cash payments, our committee chairpersons and committee members who are affiliated with Galen Partners will receive all payments for their committee service in the form of Restricted Share Units, or RSUs, to be issued immediately following each annual general meeting, which will vest in four quarterly installments on January 31, April 30, July 31 and October 31 of each year.

Furthermore, in respect of the period from April 1, 2020 to October 31, 2020, our remuneration committee also determined to pay the accrued annual retainers for committee service to these directors in the form of RSUs.  Accordingly, on October 31, 2020, we granted to Zubeen Shroff, who is a member of our audit committee and the chairman of our remuneration committee, 2,754 RSUs in respect of an accrued liability of $13,000 for his committee service during this period, and to John Wilkerson, who is a member of our nominating and corporate governance committee, 565 RSUs in respect of an accrued liability of $2,667 for his committee service during this period, in each case, based on the closing sale price of our ordinary shares of $4.72 per share, as reported on the Nasdaq Global Market on October 31, 2020.  These RSUs vested and settled on the grant date.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Form of Termination of Letter of Appointment

10.2†	Third Amendment to TTP Intellectual Property Rights Agreement, dated September 24, 2020, between The Technology Partnership plc and QBD (QS-IP) Limited
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Exhibit No.	Description
104

Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

†Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: November 6, 2020	/s/ Franz Walt
Franz Walt Chief Executive Officer