Form 10-Q
period 2020-12-31
Quotient Ltd
filed 2021-02-04
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 2, 2021, there were 101,133,253 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

●	the continuing development, regulatory approval and commercialization of the MosaiQTM technology, or “MosaiQ”;
●

the design of blood grouping and disease screening capabilities of MosaiQ, the potential for the expansion of MosaiQ into the larger clinical diagnostics market and the benefits of MosaiQ for both customers and patients (including using MosaiQ  to test for novel coronavirus disease 2019, or COVID-19, antibodies);

●	future demand for and customer adoption of MosaiQ, the factors that we believe will drive such demand and our ability to address such demand;
●	our expected profit margins for MosaiQ;
●	the size of the market for MosaiQ;
●	the regulation of MosaiQ by the U.S. Food and Drug Administration, or the FDA, or other regulatory bodies, or any unanticipated regulatory changes or scrutiny by such regulators;
●	future plans for our conventional reagent products;
●	the status of our future relationships with customers, suppliers, and regulators relating to our products;
●	future demand for our conventional reagent products and our ability to meet such demand;
●	our ability to manage the risks associated with international operations;
●	anticipated changes, trends and challenges in our business and the transfusion diagnostics market;
●	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the on-going COVID-19 pandemic;
●	the impact on our business of the United Kingdom ceasing to be a member of the European Union;
●	the effects of competition;
●	the expected outcome or impact of arbitration or litigation;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next twelve months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

●	our plans for executive and director compensation for the future.

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

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at www.quotientbd.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our website, including in the investor section, is not part of this Quarterly Report on Form 10-Q or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,401	$3,923
Short-term investments	131,062	116,871
Trade accounts receivable, net	4,539	5,402
Inventories	23,709	20,501
Prepaid expenses and other current assets	4,928	3,775
Total current assets	167,639	150,472
Restricted cash	9,046	9,017
Property and equipment, net	40,894	40,165
Operating lease right-of-use assets	22,364	21,493
Intangible assets, net	632	625
Deferred income taxes	237	237
Other non-current assets	4,914	4,454
Total assets	$245,726	$226,463
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,860	$4,826
Accrued compensation and benefits	4,844	7,210
Accrued expenses and other current liabilities	11,351	15,490
Current portion of long-term debt	24,167	—
Current portion of operating lease liability	3,309	3,033
Current portion of finance lease obligation	878	598
Total current liabilities	50,409	31,157
Long-term debt, less current portion	135,490	153,024
Operating lease liability, less current portion	21,203	19,914
Finance lease obligation, less current portion	582	1,117
Deferred income taxes	1,455	—
Defined benefit pension plan obligation	7,707	6,353
7% Cumulative redeemable preference shares	21,213	20,425
Total liabilities	238,059	231,990
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,075,845 and 80,398,326 issued and outstanding at December 31, 2020 and March 31, 2020 respectively	540,819	459,931
Additional paid in capital	36,630	33,132
Accumulated other comprehensive loss	(16,186)	(15,155)
Accumulated deficit	(553,596)	(483,435)
Total shareholders' equity (deficit)	7,667	(5,527)
Total liabilities and shareholders' equity (deficit)	$245,726	$226,463

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Product sales	$8,740	$7,636	$26,207	$22,901
Other revenues	11	305	7,534	1,055
Total revenue	8,751	7,941	33,741	23,956
Cost of revenue	(4,970)	(4,532)	(14,883)	(13,067)
Gross profit	3,781	3,409	18,858	10,889
Operating expenses:
Sales and marketing	(2,283)	(2,290)	(6,757)	(7,123)
Research and development, net of government grants	(14,485)	(14,160)	(38,813)	(38,895)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,214)	(1,196)	(3,498)	(3,375)
Other general and administrative expenses	(7,524)	(8,120)	(24,334)	(20,717)
Total general and administrative expense	(8,738)	(9,316)	(27,832)	(24,092)
Total operating expense	(25,506)	(25,766)	(73,402)	(70,110)
Operating loss	(21,725)	(22,357)	(54,544)	(59,221)
Other income (expense):
Interest expense, net	(6,753)	(7,008)	(19,537)	(20,384)
Other, net	192	1,894	5,423	1,600
Other expense, net	(6,561)	(5,114)	(14,114)	(18,784)
Loss before income taxes	(28,286)	(27,471)	(68,658)	(78,005)
Provision for income taxes	(1,471)	(14)	(1,503)	(41)
Net loss	$(29,757)	$(27,485)	$(70,161)	$(78,046)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$295	$487	$571	$209
Change in unrealized gain on short-term investments	111	148	(372)	342
Foreign currency gain (loss)	2,031	254	(1,270)	(771)
Provision for pension benefit obligation	13	48	40	144
Other comprehensive loss, net	2,450	937	(1,031)	(76)
Comprehensive loss	$(27,307)	$(26,548)	$(71,192)	$(78,122)
Net loss available to ordinary shareholders - basic and diluted	$(29,757)	$(27,485)	$(70,161)	$(78,046)
Loss per share - basic and diluted	$(0.29)	$(0.37)	$(0.79)	$(1.14)
Weighted-average shares outstanding - basic and diluted	101,016,040	73,768,845	88,512,823	68,722,475

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2020	100,965,451	$540,769	$35,416	$(18,636)	$(523,839)	$33,710
Issue of shares	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUs	110,394	50	—	—	—	50
Net loss	—	—	—	—	(29,757)	(29,757)
Change in the fair value of foreign currency cash flow hedges	—	—	—	295	—	295
Change in unrealized gain on short-term investments	—	—	—	111	—	111
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,692)	—	(4,692)
Retranslation of foreign entities	—	—	—	6,723	—	6,723
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss	—	—	—	2,450	—	2,450
Stock-based compensation	—	—	1,214	—	—	1,214
December 31, 2020	101,075,845	$540,819	$36,630	$(16,186)	$(553,596)	$7,667

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	383,402	203	—	—	—	203
Net loss	—	—	—	—	(70,161)	(70,161)
Change in the fair value of foreign currency cash flow hedges	—	—	—	571	—	571
Change in unrealized gain on short-term investments	—	—	—	(372)	—	(372)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,848)	—	(3,848)
Retranslation of foreign entities	—	—	—	2,578	—	2,578
Provision for pension benefit obligation	—	—	—	40	—	40
Other comprehensive loss	—	—	—	(1,031)	—	(1,031)
Stock-based compensation	—	—	3,498	—	—	3,498
December 31, 2020	101,075,845	$540,819	$36,630	$(16,186)	$(553,596)	$7,667

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2019	66,366,706	$369,335	$30,844	$(15,897)	$(431,223)	$(46,941)
Issue of shares, net of issue costs of $6,227	13,800,000	$90,373				90,373
Issue of shares upon exercise of incentive share options and vesting of RSUs	90,240	(22)	—	—	—	(22)
Net loss	—	—	—	—	(27,485)	(27,485)
Change in the fair value of foreign currency cash flow hedges	—	—	—	487	—	487
Change in unrealized gain on short- term investments	—	—	—	148	—	148
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(7,435)	—	(7,435)
Retranslation of foreign entities	—	—	—	7,689	—	7,689
Provision for pension benefit obligation	—	—	—	48	—	48
Other comprehensive loss	—	—	—	937	—	937
Stock-based compensation	—	—	1,196	—	—	1,196
December 31, 2019	80,256,946	$459,686	$32,040	$(14,960)	$(458,708)	$18,058

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares, net of issue costs of $6,227	13,800,000	90,373	—	—	—	90,373
Issue of shares upon exercise of incentive share options and vesting of RSUs	556,499	355	—	—	—	355
Net loss	—	—	—	—	(78,046)	(78,046)
Change in the fair value of foreign currency cash flow hedges	—	—	—	209	—	209
Change in unrealized gain on short- term investments	—	—	—	342	—	342
Foreign currency gain (loss) on:	—	—	—	—	—	—
Long-term investment nature intra-entity balances	—	—	—	2,972	—	2,972
Retranslation of foreign entities	—	—	—	(3,743)	—	(3,743)
Provision for pension benefit obligation	—	—	—	144	—	144
Other comprehensive loss	—	—	—	(76)	—	(76)
Stock-based compensation	—	—	3,375	—	—	3,375
Cumulative effect of accounting changes	—	—	—	—	363	363
December 31, 2019	80,256,946	$459,686	$32,040	$(14,960)	$(458,708)	$18,058

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(70,161)	$(78,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	6,484	8,996
Share-based compensation	3,498	3,375
Increase in deferred lease rentals	512	215
Swiss pension obligation	776	551
Amortization of deferred debt issue costs	6,633	7,736
Accrued preference share dividends	788	788
Income taxes	1,503	41
Net change in assets and liabilities:
Trade accounts receivable, net	1,268	(1,638)
Inventories	(1,218)	(3,838)
Accounts payable and accrued liabilities	(3,670)	(2,268)
Accrued compensation and benefits	(2,825)	(268)
Other assets	(330)	(406)
Net cash used in operating activities	(56,742)	(64,762)
INVESTING ACTIVITIES:
Increase in short-term investments	(72,247)	(95,000)
Realization of short-term investments	57,683	52,700
Purchase of property and equipment	(3,602)	(3,941)
Net cash used in investing activities	(18,166)	(46,241)
FINANCING ACTIVITIES:
Repayment of finance leases	(491)	(337)
Proceeds from drawdown of new debt	—	25,000
Debt issuance costs and fees paid to noteholders	—	(874)
Proceeds from issuance of ordinary shares and warrants	80,888	90,728
Net cash generated from financing activities	80,397	114,517
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5,982)	(1,438)
Change in cash, cash equivalents and restricted cash	(493)	2,076
Beginning cash, cash equivalents and restricted cash	12,940	11,603
Ending cash, cash equivalents and restricted cash	$12,447	$13,679
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$17,499	$15,959
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,401	$4,664
Restricted cash	9,046	9,015
Total cash, cash equivalents and restricted cash	$12,447	$13,679

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the nine month period ended December 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2021 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $553.6 million as of December 31, 2020. At December 31, 2020, the Company had available cash holdings and short-term investments of $134.5 million. The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

In the longer term, the Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and short-term investment balances and the issuance of new equity or debt.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and March 31, 2020, all cash and cash equivalents comprised readily accessible cash balances. Restricted cash comprised $8,700 at both December 31, 2020 and March 31, 2020, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $346 and $317 at December 31, 2020 and March 31, 2020, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

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

The Company’s main financial institutions for banking operations held all of the Company’s cash and cash equivalents as of December 31, 2020 and March 31, 2020. The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses, but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of December 31, 2020 and March 31, 2020. This customer represented 69% and 70% of the accounts receivable balances as of December 31, 2020 and March 31, 2020, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one customer that accounted for 10% or more of total product sales for the nine month periods ended December 31, 2020 and December 31, 2019. This customer represented 59% and 60% of total product sales for the nine month period ended December 31, 2020 and the nine month period ended December 31, 2019, respectively.

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

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.  Inventory reserves are recorded based upon historic usage, expected future demand and shelf life of the products held in inventory. No stock-based compensation cost was included in inventory as of December 31, 2020 and March 31, 2020.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles assets—7 years

The Company reviews its intangible assets for impairment and conducts an impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. No impairment losses have been recorded in either of the nine month periods ended December 31, 2020 or December 31, 2019.

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

The Company has concluded that the initial $7.5 million milestone represents a payment in respect of development work undertaken to date in respect of the MosaiQ IH3 Microarray and accordingly has recognized the revenue in the nine month period ended December 31, 2020.

The Company has also concluded that each of the remaining milestones under the Letter Agreement require significant levels of development work to be undertaken and there is no certainty at the start of the projects that the development work will be successful, these milestones are substantive and, accordingly, the revenue will be recognized when the milestones are achieved.

In the nine month period ended December 31, 2020, revenue recognized from performance obligations related to prior periods was not material. At December 31, 2020 revenues expected to be recognized in future periods related to remaining performance obligations under the Ortho Letter Agreement were as described above. There were no other material revenues to be recognized in future periods related to remaining performance obligations at December 31, 2020.

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

Where modifications are made to vesting conditions, the Company considers the nature of the change and accounts for the change in accordance with ASC 715 Compensation – Stock Compensation.  The Company determined that certain modifications made during the nine month periods ended December 31, 2020 and December 31, 2019 were type III in nature and accordingly the original compensation expense related to these awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned.

Share Warrants

As of December 31, 2020, the Company had one class of warrants to purchase ordinary shares outstanding, which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment or increase of the Company’s then existing secured term loan facility. None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ (deficit) equity.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of December 31, 2020, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

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

Note 3. Intangible Assets

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,687	$(2,687)	$—	—
Brands associated with acquired cell lines	554	(185)	369	26.9 years
Product licenses	936	(673)	263	3.0 years
Other intangibles	175	(175)	—	—
Total	$4,352	$(3,720)	$632	16.7 years

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.3 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.5 years

Note 4. Debt

Long-term debt comprises:

	December 31, 2020	March 31, 2020
Total debt	$145,000	$145,000
Less current portion	24,167	—
	$120,833	$145,000
Royalty liability	$20,886	$15,473
Deferred debt costs, net of amortization	(6,229)	(7,449)
Long-term debt, less current portion	$135,490	$153,024

The Company’s debt at December 31, 2020 and March 31, 2020, comprises the Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $106.4 million at December 31, 2020 and $87.0 at March 31, 2020, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

At December 31, 2020, the outstanding debt was repayable as follows:

Within 1 year	$24,167
Between 1 and 2 years	42,291
Between 2 and 3 years	48,334
Between 3 and 4 years	30,208
Between 4 and 5 years	—
Total debt	$145,000

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2020	March 31, 2020
Raw materials	$10,284	$9,737
Work in progress	10,060	8,522
Finished goods	3,365	2,242
Total inventories	$23,709	$20,501

Inventory at December 31, 2020 included $8,038 of raw materials, $5,103 of work in progress and $1,266 of finished goods related to the MosaiQ project. Inventory at March 31, 2020, included $8,093 of raw materials and $4,395 of work in progress and $368 of finished goods related to the MosaiQ project. During the quarter ended December 31, 2020 the Company recorded inventory provisions of $2,015 in respect of certain raw materials and work-in-progress items related to the MosaiQ project following evaluation of further development data and corresponding changes in manufacturing processes.

Property and equipment

The following table summarizes property and equipment by categories for the dates presented:

	December 31, 2020	March 31, 2020
Plant and equipment	$65,878	$57,726
Leasehold improvements	34,535	31,395
Total property and equipment	100,413	89,121
Less: accumulated depreciation	(59,519)	(48,956)
Total property and equipment, net	$40,894	$40,165

Depreciation expenses were $2,343 and $2,901 in the quarters ended December 31, 2020 and 2019, respectively, and $6,433 and $8,923 in the nine month periods ended December 31, 2020 and 2019, respectively. During the quarter ended June 30, 2020, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 4 years to 6 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the nine month period ended December 31, 2020 by $467.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	December 31, 2020	March 31, 2020
Salary and related benefits	$262	$635
Accrued vacation	1,013	521
Accrued payroll taxes	756	1,200
Accrued incentive payments	2,813	3,700
Accrued termination and transition payments	—	1,154
Total accrued compensation and benefits	$4,844	$7,210

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

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	March 31, 2020
Accrued legal and professional fees	$728	$829
Accrued interest	3,718	8,056
Goods received not invoiced	1,772	1,724
Accrued capital expenditure	2,188	1,287
Other accrued expenses	2,945	3,594
Total accrued expenses and other current liabilities	$11,351	$15,490

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from January 2021 through March 2021 at £1:$1.335, three contracts to sell $500 in each calendar month from April 2021 through June 2021 at £1:$1.2630, three contracts to sell $500 in each calendar month from July 2021 through September 2021 at £1:$1.260, and three contracts to sell $500 in each calendar month from October 2021 through December 2021 at £1:$1.3090, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at December 31, 2020, and similar contracts in place at March 31, 2020, amounted to assets of $344 and liabilities of $227, respectively.

Fair value measurements

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$16,131	$—	$16,131
Short-term investments(2)	131,062	—	—	131,062
Foreign currency forward contracts(3)	$—	$344	$—	$344
Total assets measured at fair value	$131,062	$16,475	$—	$147,537

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$12,436	$—	$12,436
Short-term investments(2)	116,871	—	—	116,871
Total assets measured at fair value	$116,871	$12,436	$—	$129,307

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$227	$—	$227
Total liabilities measured at fair value	$—	$227	$—	$227

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

The total unrealized gains on the short-term investments were $638 and $1,154 in the nine month periods ended December 31, 2020 and December 31, 2019, respectively.  The amount of these unrealized gains reclassified to earnings were $1,010 and $812 in the nine month periods ended December 31, 2020 and December 31, 2019, respectively.

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

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2020	March 31, 2020	Par value
Ordinary shares	101,075,845	80,398,326	$—
Total	101,075,845	80,398,326	$—

On September 15, 2020, the Company completed a public offering of 20,294,117 newly issued ordinary shares at $4.25 per share which raised $86.3 million of gross proceeds before underwriting discounts and other offering expenses of $5.6 million.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
7% Cumulative Redeemable Preference shares	666,665	666,665	$31.82	$30.64
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.A.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the “Redemption Trigger Date” which is currently the date of the eighth anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the unaudited condensed consolidated balance sheet.

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,214 and $1,196 in the quarters ended December 31, 2020 and December 31, 2019, respectively, and $3,498 and $3,375 in the nine month periods ended December 31, 2020 and December 31, 2019, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2020	1,848,052	$7.73	70
Granted	258,026	5.38	120
Exercised	(46,464)	3.58	—
Forfeited	(94,354)	10.38	—
Outstanding — December 31, 2020	1,965,260	$7.40	69
Exercisable — December 31, 2020	1,635,538	$7.74	60

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at December 31, 2020 was $5.21.

The following table summarizes the options granted in the financial year ending March 31, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2020	60,438	$7.69	$7.69	$4.96
September 1, 2020	45,922	4.81	4.81	3.07
October 29, 2020	81,666	4.55	4.55	2.93
October 30, 2020	70,000	4.72	4.72	3.05

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the nine month periods ended December 31, 2020 and December 31, 2019 amounted to $889 and $470, respectively.

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

A summary of the assumptions applicable to the share options issued in the nine month period ended December 31, 2020 is as follows:

	May 24, 2020	September 1, 2020	October 29, 2020	October 30, 2020
Risk-free interest rate	0.65%	0.69%	0.81%	0.87%
Expected lives (years)	6	6	6	6
Volatility	74.50%	73.30%	74.30%	74.30%
Dividend yield	—	—	—	—
Grant date fair value (per share)	$7.69	$4.81	$4.55	$4.72
Number granted	60,438	45,922	81,666	70,000

A summary of the RSUs in issue at December 31, 2020 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	875,387	12	N/A
RSUs subject to milestone based vesting	118,650	N/A	N/A

At December 31, 2020, 875,387  RSUs were subject to time-based vesting and the weighted average remaining vesting period was 12 months.  In addition, 118,650 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Income tax expense at statutory rate	$—	$—	$—	$—
Impact of tax uncertainties	$1,455		$1,455
Foreign tax rate differential	13	(1,436)	(1,233)	(3,035)
Increase in valuation allowance against deferred tax assets	3	1,450	1,281	3,076
Provision for income tax	$1,471	$14	$1,503	$41

In connection with the sale and leaseback transaction of the Company’s conventional reagents manufacturing facility, near Edinburgh, Scotland (the “Alan Robb Campus (“ARC”) facility”) that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances had not previously been recorded in the financial statements. The Company has determined that during the quarter ended December 31, 2020 it is now more likely than not that this election will be effective and accordingly a net deferred tax expense of $1,455 and an equivalent deferred tax liability have been recorded, including associated adjustments to valuation allowances.

Significant components of deferred tax are as follows:

	December 31, 2020	March 31, 2020
Provisions and reserves	$1,521	$1,315
Operating lease liability	4,089	3,409
Fixed asset basis difference	—	—
Net operating loss carry forwards	21,293	19,526
Gross deferred tax assets	$26,903	$24,250
Fixed asset basis difference	$(2,237)	$(90)
Operating lease right-of-use assets	$(4,089)	$(3,409)
Gross deferred tax liabilities	$(6,326)	$(3,499)
Net deferred tax asset	$20,577	$20,751
Valuation allowance	(21,795)	(20,514)
Net deferred taxes	$(1,218)	$237

The balance sheet classification of deferred tax is as follows:

	December 31, 2020	March 31, 2020
Net noncurrent deferred tax assets	$237	$237
Net noncurrent deferred tax liabilities	$(1,455)	$—
Total	$(1,218)	$237

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Quarter ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Balance at beginning of period	$1,216	$—	$1,216	$—
Increases related to current year tax positions	—	—	—	—
Increases related to prior years tax positions	—	—	—	—
Balance at end of period	$1,216	$—	$1,216	$—

As of December 31, 2020, the Company has an unrecognized benefit of $1,216, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on income tax returns in all jurisdictions. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by Swiss Life. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Employer service cost	$620	$456	$1,818	$1,362
Interest cost	33	31	95	93
Expected return on plan assets	(62)	(32)	(183)	(94)
Amortization of prior service credit	13	(6)	40	(17)
Amortization of net loss	—	54	—	161
Net pension cost	$604	$503	$1,770	$1,505

The employer contributions for the nine month periods ended December 31, 2020 and December 31, 2019 were $995 and $954, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2021 are $1,255.

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

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(29,757)	$(27,485)	$(70,161)	$(78,046)
Net loss available to ordinary shareholders - basic and diluted	$(29,757)	$(27,485)	$(70,161)	$(78,046)
Denominator:
Weighted-average shares outstanding - basic and diluted	101,016,040	73,768,845	88,512,823	68,722,475
Loss per share - basic and diluted	$(0.29)	$(0.37)	$(0.79)	$(1.14)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2020 and December 31, 2019 as their inclusion would have been anti-dilutive:

	December 31, 2020	December 31, 2019
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,965,260	1,859,979
Restricted share units awarded	994,037	781,839
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
	3,134,822	2,817,343

12. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million which amounted to $4.9 million at December 31, 2020 and $4.4 million at March 31, 2020 and is included within other non-current assets in the consolidated balance sheets. In March 2015 the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA, Chapel Hill NC and Dublin, Republic of Ireland.

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

In calculating the present value of future lease payments, the Company has elected to utilize an incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of December 31, 2020, an operating lease right-of-use asset of $22,364 and an operating lease liability of $24,512 (including a current portion of $3,309) were reflected on the condensed consolidated balance sheet. As of March 31, 2020, an operating lease right-of-use asset of $21,493 and an operating lease liability of $22,947 (including a current portion of $3,033) were reflected on the condensed consolidated balance sheet. As of December 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,591. An associated finance lease liability of $1,460 (including a current portion of $878) was reflected on the condensed consolidated balance sheet. As of March 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $2,216. An associated finance lease liability of $1,715 (including a current portion of $598) was reflected on the condensed consolidated balance sheet.

The elements of lease expense were as follows:

	Quarter ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,133	$950	$3,262	$2,760
Finance lease cost
Amortization of right-of-use asset	298	230	814	565
Interest on lease liabilities	28	29	99	84
Short-term lease cost	18	18	52	52
Total lease cost	$1,477	$1,227	$4,227	$3,461

Other information related to leases was as follows:

Supplemental cash flow information

	Nine months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$2,806	$2,270
Finance leases - financing cash flows	$490	$337
Finance leases - operating cash flows	$99	$84
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$56	$5,160
Right-of-use assets obtained in exchange for new finance lease liabilities	$130	$487

Lease term and discount rate

As of December 31, 2020
Weighted average remaining lease terms (in years)
Operating leases	29.6
Finance leases	1.8
Weighted average discount rate
Operating leases	10.9%
Finance leases	9.1%

Future lease payments required under non-cancellable operating leases were as follows:

	December 31, 2020	March 31, 2020
2021 (excluding the nine months ended December 31, 2020)	$927	$3,335
2022	3,674	3,319
2023	3,370	3,050
2024	3,360	3,055
2025	3,409	3,105
Thereafter	72,959	66,138
Total lease payments	$87,699	$82,002
Less : imputed interest	(63,187)	(59,055)
Total operating lease liabilities	$24,512	$22,947

Future lease payments required under finance leases were as follows:

	December 31, 2020	March 31, 2020
2021 (excluding the nine months ended December 31, 2020)	$185	$720
2022	958	838
2023	423	349
2024	45	7
2025	13	—
Total lease payments	$1,624	$1,914
Less : imputed interest	(164)	(199)
Total finance lease liabilities	$1,460	$1,715

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 12, 2020.

The information set forth and discussed below for the quarters and nine month periods ended December 31, 2020 and December 31, 2019 is derived from the condensed consolidated financial statements included under Part I, Item 1 “Financial Statements” above. The financial information set forth and discussed below is unaudited but includes all adjustments (consisting of normal recurring adjustments) that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

In addition, in response to the global COVID-19 pandemic, in May 2020, we completed development of a microarray-based SARS-CoV-2 antibody test for use on the MosaiQ platform. The SARS-CoV-2 antibody test is designed as a serological disease screen specific to COVID-19 antibody detection. The assay detects the Immunoglobulin G (IgG) and Immunoglobulin M (IgM) antibodies directed at SARS-CoV-2. We refer to the SARS-CoV-2 antibody test as the MosaiQ COVID-19 Microarray.

We currently operate as one business segment with 439 employees in the United Kingdom, Switzerland and the United States, as of December 31, 2020. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 30% of total revenue during the nine month period ended December 31, 2020 and 44% during the nine month period ended December 31, 2019.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2020, we had an accumulated deficit of $553.6 million. We expect our operating losses to continue for at least the remainder of the financial year ending March 31, 2021 as we continue our investment in the commercialization of MosaiQ. For the nine month period ended December 31, 2020, our total revenue was $33.7 million and our net loss was $70.2 million.

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

As of December 31, 2020, we had available cash, cash equivalents and short-term investments of $134.5 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 have impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. We expect these trials to commence in the second quarter of calendar year 2021. We expect field trials for the expanded MosaiQ SDS Microarray to commence towards the end of calendar year 2021.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019. On December 10, 2020, we received a request from the FDA for additional testing data related to specific individual performance characteristics of the assays on this microarray. We anticipate that we will resubmit our filing and receive 510(k) clearance for the initial MosaiQ SDS Microarray during the first half of calendar year 2021. We expect to make the initial European regulatory submissions for our expanded MosaiQ IH Microarray during the second quarter of calendar year 2021, with the U.S. regulatory submissions following in the fourth quarter of calendar year 2021. We expect to receive the CE mark for the expanded MosaiQ IH Microarray by the fourth quarter of calendar year 2021. We expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the second quarter of calendar year 2022, with the U.S. regulatory submission following in the second or third quarter of calendar year 2022.

•

Patient IH Microarray – we are developing for Ortho-Clinical Diagnostics Inc. (or Ortho), a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray), and we expect to submit it for CE mark in the first half of calendar year 2022.

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

The restrictions implemented at the beginning of the pandemic directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. All external work on these trials was suspended in March 2020 until such time as the existing restrictions in the relevant jurisdictions are removed or moderated. By the end of May 2020, quarantine and containment measures and restrictions had eased in all of the three European trial locations allowing the work to recommence.

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States.  In addition, we developed an enhanced, semi-quantitative MosaiQ COVID-19 Microarray, which has been CE marked as of January 29, 2021 and for which we intend to submit an FDA EUA application in February 2021.

Since October 2020, there has been a widespread increase, or "second wave," in reported infections from COVID-19, including in Europe and the United States. In response, various countries including in Europe have announced the re-imposition of some restrictions on social, business and other activities. Government travel restrictions and lockdowns imposed in response to the second wave seriously affected our operations in Europe and the United Kingdom.

In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the nine month period ended December 31, 2020.

However, the second wave has negatively affected the on-going field trials for our expanded MosaiQ IH Microarray, with travel restrictions and lockdowns making it difficult for relevant teams to spend time on-site and resulting in trials repeatedly stopping and restarting. Furthermore, these restrictions and lockdowns have impacted our research and development activities, slowed down the regulatory approval process and delayed the timing of customer tenders.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 69% and 71% for the nine month periods ended December 31, 2020 and December 31, 2019, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues. In addition, during the nine month period ended December 31, 2020, we began to generate sales revenue from the MosaiQ COVID-19 Microarray in Europe and the United States, and our product sales from this microarray were approximately $1 million during this period. Although we anticipate that these product sales will continue for the next three to six months, we believe there is ultimately a limited opportunity for future revenue from our MosaiQ COVID-19 Microarray beyond that timeframe, based on the limited demand for COVID-19 antibody testing that we are observing. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

As discussed in more detail below, provision for income taxes in the nine month period ended December 31, 2020 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of certain tax depreciation allowances.

Results of Operations

Comparison of the Quarters ended December 31, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,740	100%	$7,636	96%	$1,104	14%
Other revenues	11	0%	305	4%	(294)	-96%
Total revenue	8,751	100%	7,941	100%	810	10%
Cost of revenue	4,970	57%	4,532	57%	438	10%
Gross profit	3,781	43%	3,409	43%	372	11%
Operating expenses:
Sales and marketing	2,283	26%	2,290	29%	(7)	0%
Research and development	14,485	166%	14,160	178%	325	2%
General and administrative	8,738	100%	9,316	117%	(578)	-6%
Total operating expenses	25,506	291%	25,766	324%	(260)	-1%
Operating loss	(21,725)	-248%	(22,357)	-282%	632	-3%
Other income (expense):
Interest expense, net	(6,753)	-77%	(7,008)	-88%	255	-4%
Other, net	192	2%	1,894	24%	(1,702)	-90%
Total other expense, net	(6,561)	-75%	(5,114)	-64%	(1,447)	28%
Loss before income taxes	(28,286)	-323%	(27,471)	-346%	(815)	3%
Provision for income taxes	(1,471)	—	(14)	—	(1,457)	21%
Net loss	$(29,757)	-340%	$(27,485)	-346%	$(2,272)	8%

Revenue

Total revenue for the quarter ended December 31, 2020 increased by 10% to $8.8 million, compared with $7.9 million for the quarter ended December 31, 2019. Product sales for the quarter ended December 31, 2020 increased by 14% to $8.7 million, compared with $7.6 million for the quarter ended December 31, 2019.  The increase in product sales was primarily attributable to growth in product sales to OEM customers, incremental direct sales of conventional reagent products to customers in the United States and sales of the MosaiQ COVID-19 Microarray. Other revenues for the quarter ended December 31, 2020 related to a small development project for an OEM customer. Other revenues in the quarter ended December 31, 2019 arose from the achievement of product development milestones on a development contract, which was completed during the year ended March 31, 2020.

Products sold by standing purchase order were 70% of product sales for the quarter ended December 31, 2020, compared with 72% for the quarter ended December 31, 2019.

The table below sets forth revenue by product group:

	Quarter ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,536	63%	$5,071	64%	$465	9%
Product sales - direct customers and distributors	$2,846	33%	2,565	32%	281	11%
Product sales - MosaiQ	358	4%	—	0%	358	100%
Other revenues	11	0%	305	4%	(294)	-96%
Total revenue	$8,751	100%	$7,941	100%	$810	10%

OEM Sales. Product sales to OEM customers increased 9% to $5.5 million for the quarter ended December 31, 2020, compared with $5.1 million for the quarter ended December 31, 2019. The increase was due to increased sales to existing customers and the impact of pricing increases.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $2.8 million for the quarter ended December 31, 2020 increased by $0.3 million compared with $2.6 million for the quarter ended December 31, 2019. This increase was due to increased direct sales in the United States which increased to $2.6 million in the quarter ended December 31, 2020 from $2.3 million in the quarter ended December 31, 2019 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the quarter ended December 31, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the quarter ended December 31, 2019.

Other Revenues. Other revenues in the quarter ended December 31, 2020 related to a small development project for an OEM customer. Other revenues in the quarter ended December 31, 2019 arose from the achievement of product development milestones on a development contract, which was completed during the year ended March 31, 2020.

Cost of revenue and gross margin

Cost of revenue increased by 10% to $5.0 million for the quarter ended December 31, 2020, compared with $4.5 million for the quarter ended December 31, 2019. The increase in cost of revenue reflected the incremental costs associated with greater sales volumes.

Gross profit on total revenue for the quarter ended December 31, 2020 was $3.8 million, an increase of 11% when compared with $3.4 million for the quarter ended December 31, 2019.  The increase was attributable to the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.8 million for the quarter ended December 31, 2020, an increase of 21% when compared with $3.1 million for the quarter ended December 31, 2019. This increase was due to a more favorable product mix and lower levels of material scrapped, in addition to the gross profit on increased sales to existing and new customers. Gross margin on product sales, which excludes other revenues, was 43% for the quarter ended December 31, 2020 compared with 41% for the quarter ended December 31, 2019.

Sales and marketing expenses

Sales and marketing expenses were $2.3 million for the quarter ended December 31, 2020, compared with $2.3 million for the quarter ended December 31, 2019. As a percentage of total revenue, sales and marketing expenses were 26% for the quarter ended December 31, 2020 compared to 29% for the quarter ended December 31, 2019.

Research and development expenses

	Quarter ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$14,214	162%	$13,770	173%	$444	3%
Other research and development	397	5%	474	6%	(77)	-16%
Tax credits	(126)	-1%	(84)	-1%	(42)	50%
Total research and development expenses	$14,485	166%	$14,160	178%	$325	2%

Research and development expenses increased by 2% to $14.5 million for the quarter ended December 31, 2020, compared with $14.2 million for the quarter ended December 31, 2019. During the quarter ended December 31, 2020, we recorded inventory provisions of $2.0 million in respect of certain raw materials and work-in-progress items following evaluation of further development data and corresponding changes in manufacturing processes. These expenses were offset by a $0.5 million decrease in depreciation charges as a result of certain leasehold improvements becoming fully depreciated at the start of the current financial year, as well as the impact of extending the useful economic lives of certain operating equipment. Costs incurred with development partners were also $0.8 million lower during the quarter ended December 31, 2020. This decrease was due to our incurring certain upfront contract charges and material deliveries during the quarter ended December 31, 2019 and there were no corresponding charges in the quarter ended December 31, 2020. In addition, termination benefit costs of $0.4 million were included in quarter ended December 31, 2019. There were no termination benefit costs in the quarter ended December 31, 2020.

General and administrative expenses

General and administrative expenses decreased by 6% to $8.7 million for the quarter ended December 31, 2020, compared with $9.3 million for the quarter ended December 31, 2019. The decreases reflected lower legal expenses related to our now settled dispute with Ortho, offset by higher D&O insurance and other advisory costs. In addition, our general and administrative expenses included termination and transition benefit costs of $0.9 million in the quarter ended December 31, 2019. We recognized $1.2 million of stock compensation expense in the quarter ended December 31, 2020 compared with $1.2 million in the quarter ended December 31, 2019. As a percentage of total revenue, general and administrative expenses were 100% for the quarter ended December 31, 2020 compared to 117% for the quarter ended December 31, 2019.

Other income (expense)

Net interest expense was $6.8 million for the quarter ended December 31, 2020, compared with $7.0 million for the quarter ended December 31, 2019. Interest expense in the quarters ended December 31, 2020 and December 31, 2019 included $4.4 million of interest charges on our Secured Notes. Interest expense in the quarters ended December 31, 2020 and December 31, 2019 also included amortization of deferred debt issue costs and estimated royalty costs of $2.2 million and $2.6 million, respectively. The decreased expense reflected changes in the royalty cost estimates. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2020 and December 31, 2019. In addition, in the quarter ended December 31, 2020 we realized interest income of $0.1 million on our short-term money market investments compared to $0.3 million for the quarter ended December 31, 2019.

Other, net in the quarter ended December 31, 2020 comprised $0.2 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $1.9 million of foreign exchange gains for the quarter ended December 31, 2019.

Provision for income taxes

Provision for income taxes in the quarter ended December 31, 2020 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of  tax depreciation allowances, which resulted in a one-time tax charge of $1.5 million.

Comparison of the Nine Month Periods ended December 31, 2020 and 2019

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$26,207	78%	$22,901	96%	$3,306	14%
Other revenues	7,534	22%	1,055	4%	6,479	614%
Total revenue	33,741	100%	23,956	100%	9,785	41%
Cost of revenue	14,883	44%	13,067	55%	1,816	14%
Gross profit	18,858	56%	10,889	45%	7,969	73%
Operating expenses:
Sales and marketing	6,757	20%	7,123	30%	(366)	-5%
Research and development	38,813	115%	38,895	162%	(82)	0%
General and administrative	27,832	82%	24,092	101%	3,740	16%
Total operating expenses	73,402	218%	70,110	293%	3,292	5%
Operating (loss)	(54,544)	-162%	(59,221)	-247%	4,677	-8%
Other income (expense):
Interest expense, net	(19,537)	-58%	(20,384)	-85%	847	-4%
Other, net	5,423	16%	1,600	7%	3,823	239%
Total other expense, net	(14,114)	-42%	(18,784)	-78%	4,670	-25%
Loss before income taxes	(68,658)	-203%	(78,005)	-326%	9,347	-12%
Provision for income taxes	(1,503)	-4%	(41)	—	(1,462)	3566%
Net loss	$(70,161)	-208%	$(78,046)	-326%	$7,885	-10%

Revenue

Total revenue for the nine month period ended December 31, 2020 increased by 41% to $33.7 million, compared with $24.0 million for the nine month period ended December 31, 2019. The increase in total revenue was due to $7.5 million of other revenues arising from the achievement of product development milestones in the nine month period ended December 31, 2020 and an increase of 14% in product sales. Products sold by standing purchase order were 69% of product sales for the nine month period ended December 31, 2020, compared with 71% for the nine month period ended December 31, 2019.

The table below sets forth revenue by product group:

	Nine months ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$16,754	50%	$15,354	64%	$1,400	9%
Product sales - direct customers and distributors	8,417	25%	7,547	32%	870	12%
Product sales - MosaiQ	1,036	3%	—	0%	1,036	100%
Other revenues	7,534	22%	1,055	4%	6,479	614%
Total revenue	$33,741	100%	$23,956	100%	$9,785	41%

OEM Sales. Product sales to OEM customers increased 9% to $16.8 million for the nine month period ended December 31, 2020, compared with $15.4 million for the nine month period ended December 31, 2019. The increase was due to increased sales to existing customers and the impact of recently launched new products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $8.4 million for the nine month period ended December 31, 2020 increased by $0.9 million compared with $7.5 million for the nine month period ended December 31, 2019. This increase was due to increased direct sales in the United States which increased to $7.6 million in the nine month period ended December 31, 2020 from $6.7 million in the nine month period ended December 31, 2019 as a result of higher sales to existing customers and the expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the nine month period ended December 31, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the nine month period ended December 31, 2019.

Other Revenues. Other revenues for the nine month period ended December 31, 2020 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray and a small development project for an OEM customer. Other revenues in the nine month period ended December 31, 2019 arose from the achievement of product development milestones on another development contract, which was completed during the year ended March 31, 2020.

Cost of revenue and gross margin

Cost of revenue increased by 14% to $14.9 million for the nine month period ended December 31, 2020, compared with $13.1 million for the nine month period ended December 31, 2019. The increase in cost of revenue reflected additional costs associated with operating social distancing restrictions and the incremental costs associated with the 14% increase in product sales in the nine month period ended December 31, 2020.

Gross profit on total revenue for the nine month period ended December 31, 2020 was $18.9 million, compared with $10.9 million for the nine month period ended December 31, 2019.  The increase was attributable to the $6.5 million increase in other revenues in the nine month period ended December 31, 2020 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $11.3 million for the nine month period ended December 31, 2020 compared with $9.8 million for the nine month period ended December 31, 2019. This increase was due to the gross profit on increased sales to existing and new customers, offset in part by higher costs associated with social distancing requirements. Gross margin on product sales, which excludes other revenues, was 43% for the nine month period ended December 31, 2020 compared with 43% for the nine month period ended December 31, 2019.

Sales and marketing expenses

Sales and marketing expenses were $6.8 million for the nine month period ended December 31, 2020, compared with $7.1 million for the nine month period ended December 31, 2019. This decrease was attributable to reduced travel expenses and the cancellation of sales conferences due to the COVID-19 pandemic. As a percentage of total revenue, sales and marketing expenses were 20% for the nine month period ended December 31, 2020 compared to 30% for the nine month period ended December 31, 2019.

Research and development expenses

	Nine months ended December 31,
	2020		2019		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$37,953	112%	$37,536	157%	$417	1%
Other research and development	1,409	4%	1,609	7%	(200)	-12%
Tax credits	(549)	-2%	(250)	-1%	(299)	120%
Total research and development expenses	$38,813	115%	$38,895	162%	$(82)	0%

Research and development expenses decreased by $0.1 million to $38.8 million for the nine month period ended December 31, 2020, compared with $38.9 million for the nine month period ended December 31, 2019.  Our research and development expenses included expenses of $1.0 million in both the nine month periods ended December 31, 2020 and December 31, 2019 related to the costs of our intellectual property license with TTP. During the nine month period ended December 31, 2020, we recorded inventory provisions of $2.0 million in respect of certain raw materials and work-in-progress items following evaluation of further development data and corresponding changes in manufacturing processes. We also incurred additional development costs for the MosaiQ COVID-19 Microarray and higher employee costs in the nine month period ended December 31, 2020. These expenses were offset by a $2.6 million decrease in depreciation charges as a result of certain leasehold improvements becoming fully depreciated in the nine month period ended December 31, 2020, as well as the impact of extending the useful economic lives of certain operating equipment. In addition, termination benefit costs of $0.4 million were included in the nine month period ended December 31, 2019. There were no termination benefit costs in the nine month period ended December 31, 2020.

General and administrative expenses

General and administrative expenses increased by 16% to $27.8 million for the nine month period ended December 31, 2020, compared with $24.1 million for the nine month period ended December 31, 2019, reflecting additional legal expenses related to our dispute with Ortho, higher advisory fees and higher D&O insurance costs. In addition, our general and administrative expenses included termination and transition benefit costs of $0.9 million in the quarter ended December 31, 2019. We recognized $3.5 million of stock compensation expense in the nine month period ended December 31, 2020 compared with $3.4 million in the nine month period ended December 31, 2019. As a percentage of total revenue, general and administrative expenses were 82% for the nine month period ended December 31, 2020 and 101% for the nine month period ended December 31, 2019.

Other income (expense)

Net interest expense was $19.5 million for the nine month period ended December 31, 2020, compared with $20.4 million for the nine month period ended December 31, 2019. Interest expense in the nine month period ended December 31, 2020 included $13.1 million of interest charges on our Secured Notes compared with $12.8 million in the nine month period ended December 31, 2019. Interest expense in the nine month periods ended December 31, 2020 and December 31, 2019 also included amortization of deferred debt issue costs and estimated royalty costs of $6.6 million and $7.7 million, respectively. The decreased expense reflected changes in the royalty cost estimates. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2020 and December 31, 2019. In addition, in the nine month period ended December 31, 2020 we realized interest income of $1.0 million on our short-term money market investments compared with $0.9 million for the nine month period ended December 31, 2019.

Other, net in the nine month period ended December 31, 2020 was comprised of $5.4 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies compared to $1.6 million of foreign exchange gains for the nine month period ended December 31, 2019.

Provision for income taxes

Provision for income taxes in the nine month period ended December 31, 2020 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of tax depreciation allowances, which resulted in a one-time tax charge of $1.5 million.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2020, we had an accumulated deficit of $553.6 million. During the nine month period ended December 31, 2020, we incurred a net loss of $70.2 million and used $56.7 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2020 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

As of December 31, 2020, we had available cash, cash equivalents and short-term investments of $134.5 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Nine Month Periods ended December 31, 2020 and 2019

Operating activities

Net cash used in operating activities was $56.7 million during the nine month period ended December 31, 2020, which included net losses of $70.2 million offset by non-cash items of $20.2 million. Non-cash items were depreciation and amortization expense of $6.5 million, share-based compensation expense of $3.5 million, Swiss pension costs of $0.8 million, amortization of deferred debt issue costs of $6.6 million, accrued preference share dividends of $0.8 million, deferred lease rentals of $0.5 million and deferred income taxes of $1.5 million. We also experienced a net cash outflow of $6.7 million from changes in operating assets and liabilities during the period, consisting of a $2.8 million reduction in accrued compensation and benefits, a $1.2 million increase in inventories and a $0.3 million increase in other assets and a $3.7 million reduction in accounts payable and accrued liabilities, offset by a $1.3 million reduction in accounts receivables.

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

Investing activities

Net cash used in investing activities was $18.2 million for the nine month period ended December 31, 2020 compared to $46.2 million for the nine month period ended December 31, 2019. We spent $3.6 million on purchases of property and equipment in the nine month period ended December 31, 2020, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure. Purchases of property and equipment in the nine month period ended December 31, 2019 were $3.9 million, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. We also increased our short-term money market investments by $14.6 million in the nine month period ended December 31, 2020, compared with a net increase of $42.3 million for the nine month period ended December 31, 2019.

Financing activities

Net cash provided by financing activities was $80.4 million during the nine month period ended December 31, 2020, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.2 million generated from the exercise of share options, offset by $0.5 million of repayments on finance leases. Net cash provided by financing activities was $114.5 million during the nine month ended December 31, 2019, consisting of $24.1 million of net proceeds from the issuance of additional Secured Notes on May 15, 2019, $90.4 million of net proceeds from the issuance of ordinary shares on November 12, 2019 and $0.3 million from the exercise of share options, offset by $0.3 million of repayments on finance leases.

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

As of December 31, 2020, we had $134.5 million of available cash, cash equivalents and short-term investments and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

We expect to fund our operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from the use of existing available cash and short-term investment balances and the issuance of new equity or debt, and accordingly have prepared our financial statements on the going concern basis. We may also seek to repay, restructure or refinance our existing indebtedness, including with the proceeds from sales of additional equity or debt securities.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the quarter ended December 31, 2020 or in the year ended March 31, 2020.

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

Recent Accounting Pronouncements

Refer to Note 2 to our accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recently issued accounting pronouncements.

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

Cash, cash equivalents and cash reserve account. At December 31, 2020, we had cash and cash equivalents of $3.4 million and we also held $9.0 million of restricted cash. Our exposure to market risk includes interest income sensitivity, which is impacted by changes in the general level of U.S. and European interest rates. Our cash and cash equivalents and the restricted cash are held in interest-bearing savings accounts and bank accounts. We do not enter into investments for trading or speculative purposes. Due to the current levels of interest rates, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our holdings, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Secured notes. At December 31, 2020, we had term debt of $145 million outstanding under the Secured Notes. The Secured Notes are fixed-rate instruments and, as a result, a change in market interest rates has no impact on our interest expense incurred or cash flows.

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

We are subject to market risks arising from changes in foreign currency exchange rates between the U.S. Dollar and the Pound Sterling and the U.S. Dollar and the Swiss Franc. Accordingly, fluctuations in the U.S. Dollar versus Pounds Sterling and U.S. Dollar versus the Swiss Franc exchange rate give rise to exchange gains and losses. These gains and losses arise from the conversion of U.S. Dollars and Euros to Pounds Sterling and the retranslation of cash, accounts receivable, intercompany indebtedness and other asset and liability balances. Based on our assets and liabilities held in Pounds Sterling at December 31, 2020, we estimate that a 5% strengthening of the Pound Sterling against the U.S. Dollar would give rise to a gain of approximately $0.8 million and a 5% weakening of the Pound Sterling against the U.S. Dollar would give rise to loss of approximately $0.8 million. Based on our assets and liabilities held in Swiss Francs at December 31, 2020, we estimate that a 5% strengthening of the Swiss Franc against the U.S. Dollar would give rise to a gain of approximately $1.4 million and a 5% weakening of the Swiss Franc against the U.S. Dollar would give rise to loss of approximately $1.4 million.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, due to our identification of a material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

During the quarter ended September 30, 2020, management identified a material weakness in the design of our internal control over the classification of indebtedness and the consistency of our primary financial statements with the underlying note disclosures. This material weakness also existed at June 30, 2020 and, specifically, resulted in $12,083 thousand of indebtedness being classified as non-current liabilities instead of current liabilities in the condensed consolidated balance sheet as of June 30, 2020, while the correct maturity analysis was presented within the related note disclosure. This error had no impact on the condensed consolidated statement of comprehensive income, condensed consolidated statement of changes in shareholders’ equity, or condensed consolidated statement of cash flows for the quarter ended June 30, 2020, and this error was corrected prior to the issuance of the condensed consolidated financial statements for the quarter ended September 30, 2020.

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

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources, including with available cash and short-term investment balances and the issuance of new equity or debt. Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of MosaiQ, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control.  Furthermore, the indenture governing the Secured Notes contains limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing shareholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

Recent global economic and political conditions could result in significant changes to legislation, government policies, rules and regulations, which may have a material adverse effect on our business.

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including the United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” are uncertain. These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax and trade. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. In addition, these developments, or continuing uncertainty surrounding these developments, could result in significant financial market volatility, and could also exacerbate, or result in, a slow-down of growth in global, U.S. and other economies, which could have a material adverse effect on our operating performance and the market price of our ordinary shares.

In particular, on January 31, 2020, the United Kingdom ceased to be a member state of the European Union and, on December 31, 2020, the United Kingdom ceased to be part of the E.U. single market and customs union, as well as all E.U. policies and international agreements. As a result, the free movement of persons, goods, services and capital between the United Kingdom and the European Union ended, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the United Kingdom on the terms of its future cooperation with the European Union, which we refer to as the “Trade Agreement”. The Trade Agreement offers U.K. and E.U. companies preferential access to each other's markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the United Kingdom and the European Union will now be on more restricted terms than existed previously. In addition, the Trade Agreement sets out certain procedures for approval and recognition of medical products.

Although we cannot predict at this time the full impact that Brexit and the Trade Agreement may have on our business, operations and financial results, we do expect that Brexit will impact our regulatory approval plan for MosaiQ. The European Union is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or the IVDD, to the In Vitro Diagnostic Device Regulation, or the IVDR, which will repeal and replace the IVDD. Unlike the IVDD, which must be implemented into the national laws of the Member States of the European Economic Area, or EEA, the IVDR will be directly applicable in all EEA Member States and is intended to eliminate current differences in the regulation of in vitro diagnostic medical devices among EEA Member States. However, due to Brexit, the United Kingdom will not be subject to the IVDR and has instead introduced its own regulatory framework. As a result, there is a new conformity marking solely for the United Kingdom and, as of January 1, 2021, any new products require a U.K. Conformity Assessed, or UKCA, mark, in addition to a CE mark. However, our existing products will be able to rely on CE marks previously obtained during a transition period that will last until June 30, 2023.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis, and our management is also required to evaluate our disclosure controls and procedures quarterly.  During the quarter ended September 30, 2020, we identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls were not effective as of September 30, 2020 or June 30, 2020. Due to this material weakness, we have also concluded that our disclosure controls were not effective as of December 31, 2020. For additional information, see Part I, Item 4 "Controls and Procedures". We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 29, 2021, we announced the following changes to our management team:

•	Ernest Larnach resigned from his position as our Head of Financial Accounting and Treasury and as our principal accounting officer, effective February 1, 2021.
•

Vittoria Bonasso, age 44, was appointed as our Head of Finance & Group Controller, effective February 1, 2021, and will take on the position of principal accounting officer following an initial on-boarding period.

•	We and Ms. Bonasso have entered into an employment agreement in connection with her appointment as our Head of Finance & Group Controller.

Resignation of Ernest Larnach as our Head of Financial Accounting and Treasury and Principal Accounting Officer

On January 29, 2021, Mr. Larnach, our Head of Financial Accounting and Treasury and our principal accounting officer, notified us of his decision to leave our company to pursue other career opportunities. Effective February 1, 2021, he resigned from his position as our Head of Financial Accounting and Treasury and our principal accounting officer. Following his resignation date, he will serve as our Head of Group Accounting and will continue to support us through the close of the financial year ended March 31, 2021 and the preparation of our Annual Report on Form 10-K until the end of May 2021 to ensure a smooth transition.

Appointment of Vittoria Bonasso as our Head of Finance & Group Controller and Principal Accounting Officer

On February 1, 2021, Ms. Bonasso joined our company as our Head of Finance & Group Controller. Ms. Bonasso brings over 20 years of experience in public accounting and strategic and financial leadership of healthcare and technology businesses. From 2017 to 2020, Ms. Bonasso served as the Director of Global Financial Controlling & Deputy Chief Financial Officer at EHL Group, a company focused on hospitality education. From 2015 to 2016, Ms. Bonasso served as the Director of Europe Group Controller at eBay Inc., where, among others, she oversaw controlling, accounting and financial reporting activities. From 2010 to 2015, Ms. Bonasso held various roles at Stryker Corporation, a medical technologies corporation, most recently as Director of Finance for Eastern Europe, Middle East & Africa (EEMEA), Regional Chief Financial Officer and Member of the Board of Directors and Leadership Team. From 1998 to 2010, Ms. Bonasso held various roles at PricewaterhouseCoopers, most recently as a Senior Manager specialized in managing large and complex audits of listed multinational corporations. Ms. Bonasso, a Canadian and Swiss citizen, holds a degree in Business Administration and a post-graduate superior specialized diploma in Public Accounting, both from HEC Montreal. She is a member of the Chartered Professional Accountants (CPA) of Canada and is a Certified Chartered Accountant.

Ms. Bonasso will be responsible for overseeing accounting, controlling and treasury activities. After an initial on-boarding period, Ms. Bonasso will assume the role of our principal accounting officer no later than June 1, 2021.

With respect to the disclosure required by Item 401(b) of Regulation S-K, there are no arrangements or understandings between Ms. Bonasso and any other person pursuant to which she will assume the role of our principal accounting officer. With respect to the disclosure required by Item 401(d) of Regulation S-K, there are no family relationships between Ms. Bonasso and any of our directors or executive officers. With respect to Item 404(a) of Regulation S-K, except as described herein, there are no relationships or related transactions between Ms. Bonasso and us that would be required to be reported.

In connection with Ms. Bonasso's appointment as Head of Finance & Group Controller, on December 18, 2020, we entered into an employment agreement with Ms. Bonasso, which sets forth the terms and conditions under which Ms. Bonasso will serve in this position. The employment agreement has no specific term and continues until terminated in accordance with the terms therein. Ms. Bonasso's current annual base salary for fiscal year 2021 will be Swiss Francs (CHF) 250,000. Ms. Bonasso's annual base salary will be reviewed by us from time to time.

Both we and Ms. Bonasso must give a minimum of six months’ prior notice to terminate her employment, other than for cause (as provided for in the employment agreement). Ms. Bonasso is obligated to refrain from competition with us and also refrain from soliciting our employees, suppliers or customers for a period of one year after her termination, unless that period is shortened by a period of leave. After notice to terminate has been given by Ms. Bonasso or us, all or part of the duration of the notice period of leave would be counted as part of the non-competition period.

In addition to her salary, Ms. Bonasso is entitled to certain annual allowances and to benefits in accordance with our Swiss pension fund and insurance plans. Ms. Bonasso is eligible for an annual discretionary bonus equal to 25% of her base salary.

On February 1, 2021, we entered into a change of control agreement with Ms. Bonasso. The purpose of the change of control agreement is to establish certain protections for Ms. Bonasso upon a qualifying termination of her employment in connection with a change of control of our company.

The change of control agreement provides that, if we terminate Ms. Bonasso's employment without "Cause" (as defined in the change of control agreement) or Ms. Bonasso terminates her employment for "Good Reason" (as defined in the change of control agreement) and, in either case, such termination occurs within 24 months following a "Change of Control" (as defined in the change of control agreement), then, subject to Ms. Bonasso executing and delivering to us a release and waiver of claims, she will receive a lump sum payment of the following:

•

any accrued obligations owed to her, which include: (i) any of her annual base salary earned through the effective date of termination that remains unpaid; (ii) any bonus payable with respect to any fiscal year which ended prior to the effective date of her termination of employment, which remains unpaid; and (iii) any expense reimbursement due to her on or prior to the date of termination which remains unpaid to her; and

•

a cash payment equal to 150% of the sum of her base salary plus target annual bonus in effect on the date of termination, without taking into effect any reduction in her annual base salary that may constitute "Good Reason" under the change of control agreement.

In addition, immediately prior to the effective date of termination, 100% of Ms. Bonasso's then outstanding, unvested equity awards, if any, will immediately vest and, if applicable, become exercisable (and any rights of repurchase by us or restriction on sale on Ms. Bonasso's then outstanding equity awards will lapse), and, following the effective date of termination, Ms. Bonasso's then outstanding equity awards, if any, will, if applicable, remain exercisable for a period of 12 months or until the expiration date of the equity award, whichever is the shorter period.

The change of control agreement will expire on February 1, 2024 and will automatically renew for successive one year terms unless our board of directors provides written notice of expiration of the change of control agreement at least 90 days prior to February 1, 2024 or the applicable anniversary thereof.

The above summary descriptions of certain terms contained in the employment agreement and the change of control agreement do not purport to be complete and are qualified in their entirety by reference to the full texts of the employment agreement and the change of control agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Employment Agreement, dated December 18, 2020, between Quotient Suisse SA and Vittoria Bonasso

10.2	Change of Control Agreement, dated February 1, 2021, between the Company and Vittoria Bonasso
31.1	Certification of Franz Walt, Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Franz Walt, Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 filed with the SEC, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: February 4, 2021	/s/ Franz Walt
Franz Walt Chief Executive Officer

Date: February 4, 2021	/s/ Peter Buhler
Peter Buhler Chief Financial Officer