Form 10-K
period 2021-03-31
Quotient Ltd
filed 2021-06-03
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

As of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $391.1 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2020 as reported on The Nasdaq Global Market.

On May 28, 2021 the registrant had a total of 101,527,304 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

the impact on our business, financial condition and available liquidity of the uncertainty as to the timing and amount of future cash distributions by two investment funds in which we have remaining investments of approximately $35 million;

•	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the on-going COVID-19 pandemic;
•	the long-term impact on our business of the United Kingdom ceasing to be a member of the European Union;
•	the effects of competition;
•	the expected outcome or impact of arbitration or litigation;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the status of our business relationship with Ortho;
•

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next 12 months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

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

SUMMARY OF RISK FACTORS

The following is a summary of the risks and uncertainties which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding these risks and uncertainties.

Risks Related to Our Business, Industry and Future Plans

•	We have incurred losses since our commencement of operations and expect to incur losses in the future.
•	We may need to raise additional capital, which may not be available on favorable terms, if at all, and may be raised in transactions that are dilutive to our shareholders.
•	We cannot accurately predict the volume or timing of any future sales for MosaiQ, making future revenues difficult to predict.
•

We have invested a significant amount of money in two funds administered by Credit Suisse Asset Management which are at least partially subject to valuation uncertainty and potential losses, and there can be no assurance as to the timing or amount of future distributions from the funds.

•	If we do not achieve, sustain or successfully manage our anticipated growth, our business and prospects will be harmed.
•	The development of MosaiQ includes many factors, including factors beyond our control, and we may not commercialize it on a timely basis, or at all.
•	Obtaining regulatory authorization for MosaiQ will take time and require material expenditures and ultimately may not succeed.
•	MosaiQ Microarrays have not been manufactured on a commercial scale and are subject to unforeseen scale-up risks.
•	The third parties on which we rely to conduct studies of MosaiQ and our other transfusion diagnostics products may not perform as expected.
•	Our commercial success will largely depend upon the degree of market acceptance of MosaiQ.
•	We are dependent on our distributor relationship with Ortho to commercialize MosaiQ in the patient transfusion diagnostics market.
•	Our efforts to commercialize MosaiQ in other markets by entering into additional arrangements with third parties may not succeed.
•	Competitive products or technological developments may make MosaiQ less competitive or obsolete.
•	Our near-term success depends on our ability to expand our customer base and introduce new conventional reagent products.
•	We are dependent upon our three largest OEM clients for a substantial portion of our total revenues.
•	Gross margin volatility in our conventional reagent business may negatively impact our profitability.
•	If we are not able to manage our network of direct sales representatives, this may result in lower anticipated sales of our current or future products.
•	Development or manufacturing problems or delays could limit the growth of our revenue or increase our losses.
•	The transfusion diagnostics market is highly competitive. If we fail to compete effectively, our business and operating results will suffer.
•	We depend on a limited number of third-party suppliers for certain components and materials used in our products.
•	A disruption to any of our manufacturing facilities could adversely affect our business and operating results.
•	We generate a substantial portion of our revenue internationally and are subject to various risks relating to our international activities.
•	We face risks related to public health threats, including the current COVID-19 pandemic, which could significantly disrupt our operations and could have a material adverse impact on us.
•	Our debt and other financings contain restrictive covenants and other provisions that may limit our operating flexibility.
•	Undetected errors or defects in our products could expose us to risks.
•

A security breach or other significant disruption to our information technology system could materially disrupt our operations and any failure to comply with applicable privacy laws could result in losses.

•	We may be unable to retain and motivate our senior management or recruit additional qualified personnel.
•	Our failure to successfully manage acquisitions or investments could have a material adverse effect on us.
•	We may enter into collaborations, agreements or partnerships with third parties that may not succeed.

Risks Related to Government Regulation

•	Significant changes to legislation, government policies, rules and regulations could have a material adverse effect on our business.
•	Our products and operations are subject to extensive foreign and domestic regulation.
•	A failure to comply with regulatory requirements or unanticipated problems with our products could result in restrictions or withdrawal from the market.
•	Approval and/or clearance by U.S. and foreign regulatory authorities for our transfusion diagnostics products may require significant time and expenditures.
•	Our use of biological and hazardous materials and wastes requires us to comply with regulatory requirements, and subjects us to significant costs and exposes us to potential liabilities.

Risks Related to Intellectual Property

•	Our ability to comprehensively protect our products and technologies through intellectual property rights that we own, acquire or license is uncertain.
•

Obtaining and maintaining our patent protection depends on our compliance with various requirements, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	Our intellectual property rights may not be sufficient to protect our competitive position and to prevent others from manufacturing, using or selling competing products.
•	MosaiQ depends on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from manufacturing our products.
•	We may become involved in disputes relating to our intellectual property rights or face claims that our business activities infringe the intellectual property rights of others.
•	We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Our Ordinary Shares

•	We are eligible to be treated as a smaller reporting company and the reduced disclosure requirements applicable thereto could make our ordinary shares less attractive to investors.
•	The price of our ordinary shares is likely to be volatile, and purchasers of our ordinary shares could incur substantial losses.
•	Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline.
•	We have never paid cash dividends and do not intend to pay cash dividends on our ordinary shares in the foreseeable future.
•

The potentially dilutive effect of our warrants, options and Convertible Notes could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our ordinary shareholders.

Risks Related to Being a Jersey, Channel Islands Company Listing Ordinary Shares

•	Our ordinary shares are issued under the laws of Jersey, Channel Islands, which may not provide the level of legal certainty and transparency afforded by incorporation in the United States.
•	There could be tax consequences which could have a negative effect on our profitability or result in material adverse consequences to U.S. investors in our ordinary shares.
•	U.S. shareholders may not be able to enforce civil liabilities against us.

PART I

Item 1. Business

Overview

We are a commercial-stage diagnostics company committed to reducing healthcare costs and improving patient care through the provision of innovative ways to test within established markets. Our initial focus is on blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. Blood grouping involves specific procedures performed at donor or patient testing laboratories to characterize blood, which includes antigen typing and antibody detection. Disease screening involves the screening of donor blood for unwanted pathogens using two different methods, a serological approach (testing for specific antigens or antibodies) and a molecular approach (testing for DNA or RNA). We believe that MosaiQ, our proprietary technology platform, may also have application beyond transfusion diagnostics in the larger clinical diagnostics market where testing currently performed using separate immunoassay and molecular testing techniques for a single diagnosis could be combined on one testing technology permitting multiple tests simultaneously with a simplified workflow.

We have over 35 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology (blood grouping), or IH, and one for serological disease screening, or SDS, and a high-throughput instrument. We are also developing a third microarray for molecular disease screening. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood testing in the donor and patient testing environments, while improving patient outcomes.

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

From our incorporation in 2012 to March 31, 2021, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2024 (which we refer to as the Secured Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

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

In May 2020, we completed development of the MosaiQ COVID-19 Microarray, which we developed in response to the COVID-19 pandemic. The MosaiQ COVID-19 Microarray is designed as a serological disease screening microarray specific to COVID-19 antibody detection. The assay detects the Immunoglobulin G (IgG) and Immunoglobulin M (IgM) antibodies directed at SARS-CoV-2.

We are also developing for Ortho-Clinical Diagnostics Inc. (or Ortho), a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray), and we expect to submit it for CE mark in the first half of calendar year 2022.

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray, MosaiQ MDS Microarray, MosaiQ COVID-19 Microarray and MosaiQ IH3 Microarray as MosaiQ Microarrays.

We manufacture the MosaiQ Microarrays at our state-of-the-art manufacturing facility located in Eysins, Switzerland, which received its ISO 13485: 2016 certification in December 2018.

Quotient completed the CE marking self-certification for the MosaiQ Instrument in 2018 in relation with the submission for CE mark of the initial MosaiQ IH Microarray.

Our launch sequence is: (i) an expanded MosaiQ IH Microarray comprising an expanded antigen typing panel for the donor testing market; (ii) a second expanded MosaiQ IH Microarray comprising the extended antigen typing panel and an expanded antibody detection panel for the patient testing market; and (iii) an expanded MosaiQ SDS Microarray, the menu for which will vary according to local regulatory requirements.

In Europe, the MosaiQ Instrument, the initial MosaiQ IH Microarray and the initial MosaiQ SDS Microarray have received, and the expanded MosaiQ IH Microarray, the expanded MosaiQ SDS Microarray, the MosaiQ MDS Microarray, and the corresponding MosaiQ instrument upgrades, will be subject to, CE Marking. In the United States, we submitted 510(k) filings in respect of the initial MosaiQ SDS Microarray, comprising tests for CMV and Syphilis, and the MosaiQ Instrument in December 2019. On December 10, 2020, we received a request from the FDA for additional testing data related to specific individual performance characteristics of the assays on this microarray. We anticipate that we will resubmit our filing and receive 510(k) clearance for the initial MosaiQ SDS Microarray during calendar year 2021 The MosaiQ Instrument is classified as a Class II medical device by the FDA. The FDA has also indicated to us that the MosaiQ IH Microarray and the expanded MosaiQ SDS Microarray will be subject to biologics license applications, or BLAs.

In April 2019, we received CE Mark approval for the initial MosaiQ IH Microarray, and in February 2020, we received CE Mark approval for the initial MosaiQ SDS Microarray. We commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 have impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. We now expect to make the initial European regulatory submissions for our expanded MosaiQ IH Microarray during the third quarter of calendar year 2021. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. We expect these trials to commence in the second half of calendar year 2021, with the U.S.

regulatory submissions following in the fourth quarter of calendar year 2021 or first quarter of calendar year 2022. We expect field trials for the expanded MosaiQ SDS Microarray to commence towards the end of calendar year 2021 and we expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the second quarter of calendar year 2022, with the U.S. regulatory submission following in the second or third quarter of calendar year 2022. In addition, we are developing the MosaiQ IH3 Microarray for Ortho, and we expect to submit it for CE mark in the first half of calendar year 2022.

Furthermore, on April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States.  In addition, we developed an enhanced, semi-quantitative MosaiQ COVID-19 Microarray, which has been CE marked as of January 29, 2021.

In our conventional reagent business, we have FDA approvals to sell 82 reagent products in the United States and have 75 products with a CE Mark.  Through this business, we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators and continue to service our key OEM and direct customers.

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

Disease Screening

The safety of donor red blood cells and source plasma is ultimately the responsibility of donor collection agencies, with regulatory agencies in individual countries establishing safeguards and standards to ensure patient safety. In the developed world, donor red blood cells and source plasma is subject to mandatory screening for infectious diseases before it can be released for transfusion or further manufacture. Two different methods of testing have been adopted—a serological approach (testing for specific antigens or antibodies) and, for certain viruses, a molecular approach (testing for DNA or RNA). The United States, many countries in Western Europe and Japan require both serological and molecular disease screening be performed on donor blood. In the United States, it is mandatory to screen donor blood using serological techniques for the following: Syphilis, HBV Surface Antigen, HBV Core Antibody, HCV Antibody, HIV Type 1 and Type 2 Antibodies and HTLV Antibodies. Most blood collection agencies will also screen for CMV, using the same serological approach and the FDA recommends donor blood to be screened for Chagas disease. Molecular disease screening is required to be performed on donated blood to screen for HBV, HCV, HIV, West Nile virus, Babesia and Zika. Other pathogens, such as Dengue and Malaria are transmissible by blood, but there is no test currently available, given cost or technology limitations.

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

Our novel approach incorporates existing, well-characterized tests for blood group antigens and antibodies on a single consumable for the global market. Each MosaiQ IH Microarray consists of two panels – one for antigen typing (comprising printed monoclonal antibodies) and one for antibody detection/identification (comprising printed human red blood cells). We believe MosaiQ, when launched, will be the only commercially available automation platform capable of offering this breadth of testing on a single consumable.

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

The MosaiQ MDS Microarray is being designed to incorporate all mandated tests required to meet current regulatory requirements for molecular disease screening for donor blood and source plasma in the markets in which we intend to operate. We plan to include molecular tests to screen for HBV, HCV, HIV, West Nile virus, HEV and Zika.

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

COVID-19 Antibody Detection

At the end of December 2019, Chinese public health authorities reported several cases of acute respiratory syndrome in Wuhan City, Hubei province, China. Chinese scientists soon identified a novel coronavirus as the main causative agent. The disease is now referred to as novel coronavirus disease 2019, or COVID-19, and the causative virus is called severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2. The virus is a new strain of coronavirus that has not been previously identified in humans. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus a global pandemic and recommended containment and mitigation measures worldwide.

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

Specific antibodies to SARS-CoV-2 may be detectable in COVID-19 patients during the symptomatic phase of the disease after RNA is no longer detectable. The persistence of IgG antibodies allows identification of people who have been infected in the past, and likely have recovered from the illness. It is not yet fully known if IgG antibodies to SARS-CoV-2 confer immunity to re-infection. We believe IgG detection and other serological assays will play an important role in the research and surveillance of SARS-CoV-2, including post-vaccination, and we have developed and commercialized our MosaiQ COVID-19 Microarray to address these needs.

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

We manufacture our conventional reagent products at our Allan Robb Campus (ARC) facility located near Edinburgh, Scotland using our own cell lines or from raw materials purchased from a limited number of suppliers. We believe we have good relationships with our suppliers.

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 79 conventional reagent products focused on blood grouping. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve 1,125 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 35% of our product sales in the year ended March 31, 2021, and 33% of our product sales in the year ended March 31, 2020.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 65% of product sales in the year ended March 31, 2021 and 67% of product sales in the year ended March 31, 2020. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 60% and 61% of our product sales in the years ended March 31, 2021 and 2020, respectively. We have recently developed a range of rare antisera products for use on Ortho’s instrument platforms. These products have now received CE Marking for sale in Europe and have been approved for sale in the United States by the FDA.  We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which is the initial manufacturing site for MosaiQ Microarrays.

TTP plc (“TTP”)

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. Pursuant to this license agreement, we are paying TTP a $10 million license fee (the TTP License Fee), which is payable in installments through September 30, 2021. We have paid $5.5 million under this agreement to date, with the balance due in September 2021, but with an option to defer $3.0 million to September 2022. Should we elect to defer the payment of the $3 million, the total payable under the license agreement will increase by $0.5 million. The additional $0.5 million will also be payable in September 2022. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. We began paying this royalty during the fiscal year ended March 31, 2021 in connection with the commercialization of the MosaiQ COVID-19 Microarray.

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

STRATEC SE (formerly STRATEC Biomedical AG) (“STRATEC”)

We have entered into a manufacturing agreement with STRATEC pursuant to which we are required to purchase a fixed minimum number of MosaiQ Instruments during the six years following completion of the development contract. We estimate our aggregate remaining obligation under this agreement to total $68.8 million using exchange rates on March 31, 2021. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

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

Our goal is to educate our customers about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2021, we had 40 employees engaged worldwide in sales, marketing and customer service functions.

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

As of March 31, 2021, we had 182 employees engaged in research and development functions.

Customer Funding and Reimbursement

In the United States, our transfusion products are not directly subject to reimbursement by governmental or commercial third-party payors for health care services. The costs and expenses related to donor blood grouping and disease screening are typically included in the price to a hospital of a unit of blood. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third-party payor, but absorbed within the reimbursement structure of a broader medical procedure. We supply products to our customers, including hospitals, donor testing laboratories, independent testing laboratories and OEM customers based on negotiated prices.

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

For COVID-19 antibody detection, our principal competitors are Roche, Abbott, Ortho, Siemens, Bio-Rad and Euroimmun.

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

Intellectual Property

We have relied, and expect to continue to rely, on various exclusive and non-exclusive license agreements, granting rights to patent-protected technologies relating to the manufacture of MosaiQ Microarrays and instruments. We have entered into an exclusive license with TTP to patented technologies to enable high volume manufacture of MosaiQ Microarrays. In addition, STRATEC has agreed to grant us licenses to certain of its pre-existing technologies and has granted us licenses to technologies developed under our development agreement with it, for use in the sale of MosaiQ instruments, and in the development and manufacture of the MosaiQ instrument, which it will undertake on our behalf. See “Business— MosaiQ Manufacturing and Supply—TTP plc” and “—STRATEC SE” for additional information about these agreements. These licenses are material to the development and commercialization of MosaiQ. The remaining lives of the patents for key existing technologies that we have licensed currently exceed 10 years.

We have an issued U.S. patent related to blood typing that expires in September 2027. This patent provides methods of detecting the presence of red blood cells coated (or sensitized) with host antibody and/or components of the complement system. We received counterpart patents for this U.S. patent in Canada, Europe, Australia and Japan, which also expire in September 2027.

In February 2015, we filed two patent applications which are now the subject of issued US patents. The first provides a new method for detecting red blood cells thereby providing a basis of positive controls to confirm the addition of red blood cells to a microarray, and the second, which is also the subject of issued patents in a number of countries, provides for crossmatching blood samples, finding particular application in immunological assays, where it can be used to assess compatibility of donor and patient blood. In November 2015, we filed a patent application providing for a purification method which can be applied to sourcing antibodies from human material, the result of which can be used in the manufacture of the MosaiQ Microarrays.

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

During the year ended March 31, 2021 we filed five new patent applications related to assay, manufacturing processes and software related inventions.

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

Information about our Executive Officers

Below is a list of the names, ages as of March 31, 2021 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Manuel O. Méndez	53	Chief Executive Officer (appointed April 1, 2021)
Franz Walt	61	Chief Executive Officer (resigned April 1, 2021)
Peter Buhler	51	Chief Financial Officer
Jeremy Stackawitz	46	Chief Commercial Officer

Franz Walt, Chief Executive Officer

Mr. Walt joined the Board of Directors in February 2018 and was appointed Interim Chief Executive Officer in March 2018 and was subsequently appointed Chief Executive Officer in May 2018. Mr. Walt resigned as Chief Executive Officer on April 1, 2021 and served as an executive employee of our company until his retirement on May 24, 2021. Mr. Walt served as President of Siemens Healthineers Laboratory Diagnostics, the laboratory diagnostics provider within the healthcare division of Siemens AG, the German based conglomerate, from March 2014 to December 2017. From January 2012 to February 2014, Mr. Walt was the Senior Vice President and head of Siemen Healthineers’ Diagnostic Division North America. Prior to joining Siemens Healthineers, from June 1989 to November 2011, Mr. Walt served in various capacities at F. Hoffman-La Roche Ltd., a Swiss based healthcare company that develops diagnostics and therapeutic products, including as Geschäftsführer (CEO) of Roche Diagnostics GmbH in Mannheim from January 2007 to November 2011, and as a board member of the Roche Diagnostic Executive Committee (DiaEC), from November 1998 to December 2006. During his time as a board member of the DiaEC, Mr. Walt served, among other capacities, as President and Consejero Delegado (CEO) of Roche Diagnostics Spain and Regional President for the LATAM Region from October 2004 to December 2006, and as Managing Director of Roche Diagnostics Asia Pacific Pte Ltd. and Regional President for the APAC Region from November 1998 to September 2004. Mr. Walt holds undergraduate degrees in management from the IMAKA Institute of Management in Zürich, and in marketing from the Swiss Institute of Economics in Zürich, and an MBA from City University of Seattle.

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

As previously disclosed, Edward Farrell notified us on December 21, 2020 that he was resigning as our Chief Operating Officer. Under Mr. Farrell’s employment agreement, unless we elect otherwise, his resignation will take effect 12 months after his notice. Effective March 1, 2021, we placed Mr. Farrell on garden leave to continue as a non-executive employee of our company until the end of his notice period. During his garden leave, Mr. Farrell will remain available for work-related queries and handover activities.

As previously disclosed, on January 29, 2021, Ernest Larnach, our Head of Financial Accounting and Treasury and our principal accounting officer, notified us of his decision to leave our company to pursue other career opportunities. Effective February 1, 2021, he resigned from his position as our Head of Financial Accounting and Treasury and our principal accounting officer. Following his resignation date, he has served as our Head of Group Accounting and has supported us through the close of the fiscal year ended March 31, 2021 and the preparation of our Annual Report on Form 10-K to ensure a smooth transition. Vittoria Bonasso, age 45, was appointed as our Head of Finance & Group Controller, effective February 1, 2021, and will take on the position of principal accounting officer after the filing of this report.

As previously disclosed, Mr. Walt resigned from his position as our Chief Executive Officer, effective as of April 1, 2021. Mr. Walt served as an executive employee of our company until he retired on May 24, 2021. Mr. Walt has agreed to be available to provide consultancy services to us to support the new Chief Executive Officer and on special initiatives or other matters that may arise for up to 18 months after his retirement date. On April 1, 2021, Manuel Mendez joined us as our Chief Executive Officer. On April 1, 2021, Manuel Mendez joined us as our Chief Executive Officer. Below is a brief account of the business experience of Mr. Mendez.

Manuel O. Méndez, Chief Executive Officer

On April 1, 2021, Mr. Méndez joined our company as the Chief Executive Officer. Mr. Méndez brings over 30 years of experience in the diagnostic and life science markets. From 2019 to 2021, Mr. Méndez served as the Senior Vice President and Chief Commercial Officer at Quest Diagnostics Incorporated (NYSE: DGX), a leading global provider of diagnostic information services, where he played a key role in accelerating growth and supporting efforts related to COVID-19. From 2014 to 2019, Mr. Méndez held various roles, including Senior Vice President, Global Commercial Operations, Chief Commercial Officer and member of the Executive Committee, at QIAGEN N.V., a worldwide provider of Sample to Insight solutions for molecular testing. Mr. Méndez has also held a variety of senior leadership roles with Abbott Laboratories, Thermo Fisher Scientific Inc., OraSure Technologies, Inc. and bioMerieux, Inc. Mr. Méndez received a Master of Business Administration degree from Northwestern University’s Kellogg School of Management and a Bachelor’s degree in biomedical engineering from Boston University.

Human Capital Resources

As of March 31, 2021, we had 435 employees. Our workforce is located in Switzerland (38%), United Kingdom (56%), North America (4%), and other regions (2%).  Approximately 46% of our employees are women.  12% of all employees have more than 10 years of service with us and 40% have over 5 years.  We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our objectives.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees, as well as highly qualified management and technical personnel. Employee engagement is important to us and we focus on continuously enhancing our corporate culture. We have surveyed our employees around culture, engagement, work environment, communication and other topics and work to incorporate and respond to their feedback. We intend to conduct a similar survey campaign in the next fiscal year to better understand our employees’ thoughts and ideas to further improve our workplaces.

In order to support, attract and retain talent, we provide our employees with opportunities for career advancement. Our talent management approach is collaborative, encourages ownership, and provides the opportunity for everyone to contribute and develop through regular performance conversations, annual goal setting and ongoing feedback.

In addition to growth opportunities, we strive to attract, motivate, and retain top talent by providing competitive compensation and incentive programs while rewarding outcomes and behaviors that align with our performance, culture, values and leadership principles.

Our employees are not unionized.  However, employees at our facilities in Switzerland and the UK are represented by works councils or employee representative groups. We collaborate with the works councils and believe we have good relationships with our employees.

We are committed to the safety of our employees.  At all our facilities, we have health and safety leaders and employee health and safety representatives who meet regularly and promote employee health and safety initiatives.  The COVID-19 pandemic has further highlighted the importance of keeping our employees safe and healthy.  In response to the pandemic, we have taken actions to protect our workforce so they can more safely and effectively perform their work. We established a COVID-19 crisis management team that has been closely monitoring the COVID-19 outbreak and its impact on employee safety and our business operations. As we navigate the pandemic and focus on keeping people safe, we continue to establish stringent safety procedures at our Development and Manufacturing facilities.  Our goal is to always provide a safe working environment for our employees, while meeting our customer’s needs.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2021, we had an accumulated deficit of $591.9 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources, including with available cash and short-term investment balance, and the issuance of new equity or debt.

Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of MosaiQ, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control.  Furthermore, the indentures governing the Secured Notes and our recently issued $95.0 million aggregate principal amount of 4.75% Convertible Notes due 2026 (the “Convertible Notes”) contain limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.  If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing shareholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

We have invested a significant amount of money in two funds administered by Credit Suisse Asset Management which are at least partially subject to valuation uncertainty and potential losses, and there can be no assurance as to the timing or amount of future distributions from the funds.

On March 12, 2021, we announced that two funds managed by Credit Suisse Asset Management, or CSAM, in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $75.6 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions.

While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, we do not know if the funds will incur losses (net of insurance) on the credit assets held by the funds. We believe, and have advised Credit Suisse, that any such losses should be borne by Credit Suisse.

Additionally, on April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

We evaluated the investments in the CSAM managed funds for impairment and determined that our investment in one of the funds was impaired. We recognized an impairment expense of $2.3 million during March of 2021 related to this fund.

The valuation of the supply chain finance funds remains subject to significant uncertainty. While an impairment has been recognized based on the most recent data available to us, future impairments may be required if we receive information that the value of the supply chain finance funds has deteriorated further. In addition, we may need to raise additional capital to account for any shortfall in distributions from the funds and there can be no assurances that such capital will be available on favorable terms or at all.

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

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for MosaiQ as well as our conventional reagent products. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our third-party contractors may also be impacted by factors outside their or our control, such as delays associated with the COVID-19 pandemic. In particular, the restrictions implemented at the beginning of the pandemic directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for MosaiQ or our other transfusion diagnostic products.

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

Our initial MosaiQ IH Microarray and our second, expanded MosaiQ IH Microarray are being developed for the donor testing market, with our initial focus being on Europe and the United States, while our third MosaiQ IH Microarray, or MosaiQ IH3 Microarray, is being developed for the patient testing market. We will rely on Ortho to commercialize MosaiQ in the highly fragmented patient transfusion diagnostics market in Europe and the United States. Under our distributor relationship with Ortho, we will develop and sell the MosaiQ IH3 Microarray for the patient transfusion market, and Ortho will have the right to distribute, market and sell the MosaiQ IH3 Microarray in Europe and in the United States, solely for use in testing the immuno-hematological profile of the blood of medical patients in the course of their care or treatment. Ortho may not commit sufficient resources to this commercialization arrangement, as MosaiQ may compete for time, attention and resources with Ortho’s internal programs, or Ortho otherwise may not perform its obligations as expected. In addition, Ortho is both a customer and a competitor of our conventional reagent business. If Ortho is unable, or fails, to perform its obligations, there can be no assurance that we will be able to enter into commercialization relationships with other partners with sufficient existing global sales and support infrastructures necessary to successfully commercialize MosaiQ in the patient transfusion diagnostics market in these territories. Any of these risks could delay the commercialization of MosaiQ in the patient transfusion diagnostics market, result in high costs to us or otherwise materially harm our business and adversely affect our future revenues.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 64% of our total product revenues and product sales to Ortho accounted for 60% of our total product revenues in the year ended March 31, 2021.

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

In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other “super bugs,” have increased the risk of a pandemic. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries.

The impact and duration of COVID-19 or another pandemic, is having and could in the future have significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, among other things, quarantines and restrictions on travel.

We believe that our ability to operate and our level of business activity has been, and will in all likelihood continue to be, impacted by effects of COVID-19 and could in the future be impacted by another pandemic and that such impacts could adversely affect the profitability of our business. In particular, the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption on a global scale, and particularly in geographies where we conduct a significant portion of our business, including the United States and Europe. For instance, the restrictions implemented at the beginning of the pandemic directly impacted our on-going clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. All external work on these trials was suspended in March 2020 until such time as the existing restrictions in the relevant jurisdictions were removed or moderated. By the end of May 2020, quarantine and containment measures and restrictions had eased in all of the three European trial locations allowing the work to recommence. Beginning in late 2020, there was a widespread increase, or "second wave," in reported infections from COVID-19, including in Europe and the United States. In response, various countries including in Europe announced the re-imposition of some restrictions on social, business and other activities. Government travel restrictions and lockdowns imposed in response to the second wave seriously affected our operations in Europe and the United Kingdom.  In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions did not have a material adverse impact on our conventional reagent revenues. However, the second wave negatively affected the on-going field trials for our expanded MosaiQ IH Microarray, with travel restrictions and lockdowns making it difficult for relevant teams to spend time on-site and resulting in trials repeatedly stopping and restarting. Furthermore, these restrictions and lockdowns impacted our research and development activities, slowed down the regulatory approval process and delayed the timing of customer tenders. Although restrictions in both Europe and the United States have been since eased, there can be no assurance that we will not experience a widespread increase in infections from new strains of COVID-19.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict, including:

•	the duration and scope of the pandemic;
•	governmental, business and individual actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the timing and successful distribution of an effective vaccine;
•	the effect of the pandemic on patients and healthcare providers, as well as our business partners;
•	demand for, and our ability to supply, our products, including as a result of travel restrictions, social distancing, quarantines and other containment measures;
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

Further, the COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected and could continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products in the United States, Europe and other territories, and may materially impact our results of operations and financial condition.  The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Our debt and other financings contain restrictive covenants and other provisions that may limit our operating flexibility.

As of March 31, 2021, we had $145.0 million aggregate principal amount of the Secured Notes outstanding.  The Secured Notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the Secured Notes that are then outstanding.  There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the Secured Notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the Secured Notes.

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

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Recently, we experienced important changes to our senior management team. As previously disclosed, Edward Farrell, our former Chief Operating Officer, and Ernest Larnach, our former Head of Financial Accounting and Treasury, notified us of their resignation in December 2020 and January 2021, respectively, and the latter was succeeded by Vittoria Bonasso. Furthermore, as previously disclosed, our former Chief Executive Officer, Franz Walt, resigned from his position effective April 1, 2021, and was succeeded by Manual Mendez. We have entered into employment agreements with our executive officers and senior managers, including Ms. Bonasso and Mr. Mendez, but none of these agreements guarantees the service of the individual for a specified period. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

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

The Mutual Recognition Agreement currently in place between the European Union and Switzerland is based on the IVD Directive (98/79/EC) and confirms that the laws and regulations adopted in Switzerland mirror those of the European Union with respect to medical devices, allowing CE marking throughout the European Union and EEA.  This agreement requires update to reflect the new regulatory framework of the In Vitro Diagnostic Regulation (IVDR 2017/746), or IVDR, which replaces the IVD Directive.  Without such an update, Swiss manufacturers will be required to perform additional actions to CE mark and market their products in the European Union.  The IVDR will come into effect on May 26, 2022 and while there have been continuing discussions between the parties on the update, there has been no final agreement. No assurance can be given that an agreement between the parties will be reached.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the U.S. Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms U.S. patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. The AIA could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issues on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent to carry on our business. If another party has filed a U.S. patent application covering an invention this is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or PTO, or a court to determine priority of invention in the United States, for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

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

We rely on licenses to various proprietary technologies that are material to our business, including the development of MosaiQ. We have entered into an exclusive license with TTP, to use patented technologies to enable high volume manufacturing of MosaiQ Microarrays. In addition, STRATEC SE, or STRATEC, has agreed to grant us licenses to certain of its pre-existing technologies, and has granted us licenses to its technologies that were developed under our development agreement with it for the MosaiQ Instrument. Our rights to use these technologies will be subject to the continuation of and our compliance with the terms of those licenses. If we were to lose access to these licenses, we would be unable to manufacture MosaiQ Microarrays or commercialize MosaiQ Instruments until we obtained access to a comparable technology.

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

Moreover, we are a smaller reporting company by virtue of our having less than $100 million in annual revenues for the year ended March 31, 2021 and a public float of less than $700 million as of September 30, 2020 and, as a result, we are deemed to be a “non-accelerated filer” under applicable SEC rules. By virtue of this filer status, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, or the Sarbanes-Oxley Act.

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

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 102,264,412 ordinary shares as of March 31, 2021, of which approximately 92,166,379 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. A significant number of shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2021, 175,525 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $13.67 per share and 1,810,785 ordinary shares were subject to outstanding options at a weighted exercise price of $7.69 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

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

The potentially dilutive effect of our warrants, options and Convertible Notes could have an adverse effect on the future market price of our ordinary shares or otherwise adversely affect the interests of our ordinary shareholders.

As of March 31, 2021, there were outstanding warrants to purchase (i) 64,000 of our ordinary shares at an exercise price of $9.375 per share and (ii) 111,525 of our ordinary shares at an exercise price of $16.14 per share. In addition, as of March 31, 2021, there were outstanding options to purchase 1,810,785 ordinary shares at a weighted average exercise price of $7.69 per share. In May 2021, we issued the Convertible Notes which are convertible by the holders thereof at an initial conversion rate of   ordinary shares per $1,000.00 principal amount of Convertible Notes, which is equal to a conversion price of $5.67, subject to adjustment. These warrants, options and Convertible Notes are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s or option's exercise price or the Convertible Notes' conversion price. To the extent such warrants, options and Convertible Notes are exercised or converted, additional ordinary shares will be issued, which would dilute the ownership of existing shareholders.

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

A non-U.S. corporation will be a passive foreign investment company, or PFIC, for any taxable year in which (1) at least 75% of its gross income is passive income or (2) at least 50% of the value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income. Our status as a PFIC depends on certain facts outside of our control and the application of U.S. federal income tax rules that are not entirely clear. Accordingly, there can be no assurance that we will not be classified as a PFIC for our current taxable year or any future taxable year. If we are treated as a PFIC for any taxable year during which you hold our ordinary shares, such treatment could result in materially adverse U.S. federal income tax consequences to you if you are a U.S. taxable investor. For example, if we are or become a PFIC, you may become subject to increased tax liabilities under U.S. federal income tax laws and regulations, and will become subject to additional reporting requirements. Although we do not believe we were a PFIC for our taxable year ended March 31, 2021 and do not expect to be a PFIC for the taxable year ending March 31, 2022 or any future taxable year, we cannot assure you that we have not been or will not be a PFIC for any particular taxable year. U.S. investors considering an investment in our ordinary shares are urged to consult their tax advisors regarding our possible status as a PFIC.

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

		Size (sq. ft.)
Facility /Use	Location	Office	Laboratory	Expiration
UK Corporate Offices/Development Laboratory and Conventional Reagents Manufacturing Facility	Edinburgh, Scotland	27,400	59,800	September 30, 2052
Corporate Headquarters and Manufacturing Operations—MosaiQ	Eysins, Switzerland	13,600	31,600	March 15, 2025
MosaiQ Sales Operation	Eysins, Switzerland	13,350	—	March 31, 2022
U.S. Corporate Offices	Newtown, PA, USA	1,200	—	November 30, 2021
U.S. Direct Sales Operation	Chapel Hill, NC, USA	1,000	—	July 31, 2021

We believe our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available to accommodate future growth of our business.

Item 3. Legal Proceedings

We are not currently party to any pending legal proceedings that we believe have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol “QTNT”. On May 28, 2021, the last reported sale price of our ordinary shares on Nasdaq was $4.16 per share.

Shareholders

On May 28, 2021, there were 20 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a “nominee” or “street” name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information about our equity compensation plans as of March 31, 2021:

	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted average exercise price of outstanding options and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1)	2,596,614	$5.21	538,089
Equity compensation plans not approved by shareholders (2)	116,580	$3.34	—
(1)

Composed of the 2012 Option Plan, pursuant to which 163,715 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $2.90, and the 2014 Stock Incentive Plan, pursuant to which 2,549,479 ordinary shares are issuable upon exercise of outstanding options and rights at a weighted average exercise price of $5.27. At March 31, 2021, 538,089 ordinary shares remain available for future issuance under the 2014 Stock Incentive Plan.

(2)

On September 1, 2020, in connection with the appointment of Dr. Catherine Larue and Dr. Isabelle Buckle to our Board of Directors, we granted each of Dr. Larue and Dr. Buckle 20,790 options to purchase ordinary shares at an exercise price of $4.81 per share. These grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board of Directors pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Dr. Larue and Dr. Buckle joining our Board of Directors. The options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Dr. Larue’s or Dr. Buckle’s Board service is terminated, any options not vested shall be forfeited upon termination.

Recent Sales of Unregistered Securities

None

Item 6. Selected Consolidated Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report on Form 10-K. Our discussion of results for the fiscal year ended March 31, 2019 is included in Part II, Item 7 of the annual report on Form 10-K for the fiscal year ended March 31, 2020. In addition to historical financial information, the discussion below contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.”

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

We currently operate as one business segment with 435 employees in the United Kingdom, Switzerland and the United States as of March 31, 2021. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 35%, 45% and 49% of total revenue during the years ended March 31, 2021, 2020 and 2019, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2021, we had an accumulated deficit of $591.9 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $43.4 million for the year ended March 31, 2021, $32.7 million for the year ended March 31, 2020 and $29.1 million for the year ended March 31, 2019. Our net loss was $108.5 million for the year ended March 31, 2021, $102.8 million for the year ended March 31, 2020 and $105.4 million for the year ended March 31, 2019.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes, or the Secured Notes.

On September 15, 2020, we completed a public offering of 20,294,117 newly issued ordinary shares at a price of $4.25 per share which raised $86.3 million of gross proceeds before deducting underwriting discounts and other offering expenses of $5.6 million. In May 2021, we issued $95.0 million aggregate principal amount of the Convertible Notes. On or prior to June 2, 2021, we may issue up to an additional $15.0 million aggregate principal amount of the Convertible Notes in one or more subsequent offerings.

As discussed further below under "—Liquidity and Capital Resources," we have approximately $35.0 million of cash invested in two funds that have suspended redemptions, and there can be no assurance as to the timing or amount of future distributions from these funds.

As of March 31, 2021, we had available cash, cash equivalents and short-term investments of $111.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. Since then, further field trials in Europe and the United States for the expanded MosaiQ IH Microarray have been postponed due to the COVID-19 pandemic. We expect these trials to re-commence in the second quarter of calendar year 2021 in Europe and in the second half of calendar year 2021 in the United States. We expect field trials for the expanded MosaiQ SDS Microarray to commence towards the end of calendar year 2021.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019. On December 10, 2020, we received a request from the FDA for additional testing data related to specific individual performance characteristics of the assays on this microarray. We anticipate that we will resubmit our filing and receive 510(k) clearance for the initial MosaiQ SDS Microarray during the calendar year 2021. We expect to make the initial European regulatory submissions for our expanded MosaiQ IH Microarray during the third quarter of calendar year 2021, with the U.S. regulatory submissions following in the fourth quarter of calendar year 2021 or first quarter of calendar year 2022. We expect to receive the CE mark for the expanded MosaiQ IH Microarray by the fourth quarter of calendar year 2021. We expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the second quarter of calendar year 2022, with the U.S. regulatory submission following in the second or third quarter of calendar year 2022. As noted above, our progress toward regulatory approvals has been adversely impacted by the disruptive effect of the COVID-19 pandemic. Our timing expectations described in this paragraph are subject to a variety of factors, including COVID-19 impacts, that could cause further delays.

•	Patient IH Microarray – we are developing for Ortho the MosaiQ IH3 Microarray, and we expect to submit it for CE mark in the first half of calendar year 2022.

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

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States.  In addition, we developed an enhanced, semi-quantitative MosaiQ COVID-19 Microarray, which was CE marked as of January 29, 2021.

Towards the end of 2020 and beginning of 2021, there was a widespread increase, or "second wave," in reported infections from COVID-19, including in Europe and the United States. In response, various countries including in Europe announced the re-imposition of some restrictions on social, business and other activities. Government travel restrictions and lockdowns imposed in response to the second wave seriously affected our operations in Europe and the United Kingdom.

In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the year ended March 31, 2021.

However, the second wave negatively affected the on-going field trials for our expanded MosaiQ IH Microarray, with travel restrictions and lockdowns making it difficult for relevant teams to spend time on-site and resulting in trials repeatedly stopping and restarting. Furthermore, these restrictions and lockdowns have impacted our research and development activities, slowed down the regulatory approval process and delayed the timing of customer tenders.

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

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 67%, 70% and 68% for the years ended March 31, 2021, 2020 and 2019, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. In addition, during the year ended March 31, 2021, we began to generate sales revenue from the MosaiQ COVID-19 Microarray in Europe and the United States, and our product sales from this microarray were approximately $1.3 million during this period. Although we believe that these product sales could continue in the first half of the next financial year, we believe there is ultimately a limited opportunity for future revenue from our MosaiQ COVID-19 Microarray beyond that timeframe, based on the limited demand for COVID-19 antibody testing that we are observing. For a description of our revenue recognition policies, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable.”

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

Other income (expense), net consists primarily of exchange fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our business are Pounds Sterling, Swiss Franc and U.S. Dollars depending on the entity. Other income (expense) also includes exceptional costs related to deferred debt issue costs expensed on the repayment of debt facilities and certain other non-recurring items as mentioned below under “—Results of Operations— Comparison of Years ended March 31, 2021 and 2020— Other income (expense)” and “—Results of Operations— Comparison of Years ended March 31, 2020 and 2019— Other income (expense).”

As discussed in more detail below, provision for income taxes in the year ended March 31, 2021 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of certain tax depreciation allowances. Provision for income taxes in the years ended March 31, 2020 and March 31, 2019 reflected a reduction in the net operating losses available to be carried forward in a subsidiary as a result of the offset of historic tax losses against the profits of this subsidiary and adjustments for uncertain tax positions.

Results of Operations

Comparison of Years ended March 31, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year ended March 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$35,787	82%	$31,601	97%	$4,186	13%
Other revenues	7,592	18%	1,055	3%	6,537	620%
Total revenue	43,379	100%	32,656	100%	10,723	33%
Cost of revenue	20,074	46%	17,800	55%	2,274	13%
Gross profit	23,305	54%	14,856	45%	8,449	57%
Operating expenses:
Sales and marketing	9,849	23%	9,853	30%	(4)	0%
Research and development	54,168	125%	53,744	165%	424	1%
General and administrative	41,796	96%	31,950	98%	9,846	31%
Total operating expenses	105,813	244%	95,547	293%	10,266	11%
Operating (loss)	(82,508)	-190%	(80,691)	-247%	(1,817)	2%
Other income (expense):
Interest expense, net	(25,918)	-60%	(23,859)	-73%	(2,059)	9%
Other, net	1,882	4%	2,438	7%	(556)	-23%
Total other expense, net	(24,036)	-55%	(21,421)	-66%	(2,615)	12%
Loss before income taxes	(106,544)	-246%	(102,112)	-313%	(4,432)	4%
Provision for income taxes	(1,926)	-4%	(661)	-2%	(1,265)	191%
Net loss	$(108,470)	-250%	$(102,773)	-315%	$(5,697)	6%

Revenue

Product sales revenue increased by 13% to $35.8 million for the year ended March 31, 2021, compared with $31.6 million for the year ended March 31, 2020. The increase in product sales revenue was primarily attributable to incremental direct sales of conventional reagent products to customers in the United States and product sales to OEM customers. Products sold by standing purchase order were 67% of product sales for the year ended March 31, 2021, compared with 70% for the year ended March 31, 2020. Total revenue for the year ended March 31, 2021 increased by 33% to $43.4 million compared with $32.7 million in the year ended March 31, 2020, and included other revenues arising from the achievement of product development milestones of $7.6 million and $1.1 million, respectively.

The below table sets forth revenue by product group:

	Year ended March 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$23,224	54%	$21,217	65%	$2,007	9.5%
Product sales - direct customers and distributors	11,287	26%	10,384	32%	903	8.7%
Product sales - MosaiQ	1,276	3%	—	0%	1,276	100%
Other revenues	7,592	17%	1,055	3%	6,537	620%
Total revenue	$43,379	100%	$32,656	100%	$10,723	33%

OEM Sales. Product sales to OEM customers increased 10% to $23.2 million for the year ended March 31, 2021, compared with $21.2 million for the year ended March 31, 2020. The increase was due to increased sales to existing customers and the impact and an additional shipment of red blood cell-based products in March 2021.

Direct Sales to Customers and Distributors. Direct product sales increased 9% to $11.3 million for the year ended March 31, 2021 compared with $10.4 million for the year ended March 31, 2020. This mainly consisted of direct sales in the United States which increased to $10.2 million in the year ended March 31, 2021 compared with $9.5 million in the year ended March 31, 2020 as a result of recent product launches and the expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the year ended March 31, 2021 consisted of revenues from our MosaiQ COVID-19 Microarray. There were no MosaiQ sales in the year ended March 31, 2020.

Other Revenues. Other revenues for the year ended March 31, 2021 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray and a small development project for an OEM customer. Other revenues in the year ended March 31, 2020 arose from the achievement of product development milestones on another development contract, which was completed during the year ended March 31, 2020. See Note 1 "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information.

Cost of revenue and gross margin

Cost of revenue increased by 13% to $20.1 million for the year ended March 31, 2021, compared with $17.8 million for the year ended March 31, 2020. The increase in cost of revenue reflected additional costs associated with operating social distancing restrictions and the incremental costs associated with the 13% increase in product sales in the year ended March 31, 2021. For the year ended March 31, 2021 salaries, benefits and other employee expenses represented 29.0% of total cost of revenue compared to 31.7% in the year ended March 31, 2020.

Gross profit on total revenue in the year ended March 31, 2021 was $23.3 million, an increase of 57% when compared with $14.9 million for the year ended March 31, 2020. The increase was attributable to the $6.5 million increase in other revenues (the associated cost of which was included in research and development expenses) in the year ended March 31, 2021 and the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $15.7 million for the year ended March 31, 2021 compared with $13.8 million for the year ended March 31, 2020. This increase was due to the gross profit on increased sales to existing and new customers, offset in part by higher costs associated with social distancing requirements. Gross margin on product sales, which excludes other revenues, was 44% for the year ended March 31, 2021 compared with 44% for the year ended March 31, 2020.

Sales and marketing expenses

Sales and marketing expense were unchanged at $9.9 million for the year ended March 31, 2021, compared with $9.9 million for the year ended March 31, 2020. Cost reductions associated with reduced travel expenses and the cancellation of sales conferences due to the COVID-19 pandemic were offset by increased headcount and staff benefit costs. As a percentage of total revenue, sales and marketing expenses were 23% for the year ended March 31, 2021 compared to 30% for the year ended March 31, 2020. For the year ended March 31, 2021 salaries, benefits and other employee expenses represented 75.8% of total sales and marketing expenses compared to 69.5% in the year ended March 31, 2020.

Research and development expenses

	Year ended March 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$53,546	123%	$52,202	160%	$1,344	3%
Other research and development	1,426	3%	2,035	6%	(609)	-30%
Tax credits	(804)	-2%	(493)	-1%	(311)	63%
Total research and development expenses	$54,168	125%	$53,744	165%	$424	1%

Research and development expenses increased by 1% or $0.4 million to $54.2 million for the year ended March 31, 2021, compared with $53.7 million for the year ended March 31, 2020. Our research and development expenses included expenses of $1.0 million in both the year ended March 31, 2021 and March 31, 2020 related to the costs of our intellectual property license with TTP. During the year ended March 31, 2021, we recorded inventory provisions of $2.0 million in respect of certain raw materials and work-in-progress items following evaluation of further development data and corresponding changes in manufacturing processes. We also incurred additional development costs for the MosaiQ COVID-19 Microarray and higher employee costs in the year ended March 31, 2021. These expenses were offset by a $3.5 million decrease in depreciation charges as a result of certain leasehold improvements becoming fully depreciated in the year ended March 31, 2021, as well as the impact of extending the useful economic lives of certain operating equipment. In addition, termination benefit costs of $0.7 million were included in the year ended March 31, 2020. There were no termination benefit costs in the year ended March 31, 2021. For the year ended March 31, 2021 salaries, benefits and other employee expenses represented 40.6% of total research and development expenses compared to 38.8% in the year ended March 31, 2020.

General and administrative expenses

General and administrative expenses increased 31% to $41.8 million for the year ended March 31, 2021, compared with $32.0 million for the year ended March 31, 2020. In the year ended March 31, 2021, our general and administrative expenses included $4.2 million in costs associated with the appointment of our new Chief Executive Officer, $1.2 million in transition benefits payable to our former Chief Executive Officer and $0.4 million transition benefits payable to our former Chief Operating Officer. This compared to termination and transition benefit costs of $1.3 million in the year ended March 31, 2020.  The increase in general and administrative expenses also included additional legal expenses of $2 million related to our dispute with Ortho, higher D&O insurance costs of $2.3 million and increases in other advisory fees. We recognized $5.0 million of stock compensation expense in the year ended March 31, 2021 compared with $4.5 million in the year ended March 31, 2020. Stock compensation expense is recognized over the expected vesting period of incentive awards. As a percentage of total revenue, general and administrative expenses increased to 96% for the year ended March 31, 2021, compared with 98% for the year ended March 31, 2020. For the year ended March 31, 2021 salaries, benefits and other employee expenses (including stock compensation expenses) represented 58.9% of total general and administrative expenses compared to 58.7% in the year ended March 31, 2020.

Other income (expense)

Net interest expense was $25.9 million for the year ended March 31, 2021, compared with $23.9 million for the year ended March 31, 2020. Interest expense in the year ended March 31, 2021 included $17.4 million of interest charges on our Secured Notes compared with $17.1 million in the year ended March 31, 2020. The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the years ended March 31, 2021 and March 31, 2020 included amortization of deferred debt issue costs of $9.1 million and $7.0 million, respectively. The increased expense reflected changes in the royalty cost estimates. In each of the years ended March 31, 2021 and March 31, 2020, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. In addition, in the year ended March 31, 2021 we earned interest income of $1.6 million on our money market deposits as compared with $1.3 million in the year ended March 31, 2020.

Other, net in the year ended March 31, 2021 was comprised of $4.2 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies and an impairment charge of $2.3 million in respect of our short term investments.  Other, net comprised $2.4 million of foreign exchange gains for the year ended March 31, 2020.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2021 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of tax depreciation allowances, which resulted in a one-time tax charge of $1.5 million, and on-going tax charges of $0.4 million. Provision for income taxes in the year ended March 31, 2020 reflects both adjustments to net operating losses carried forward and current tax accruals in a subsidiary as a result of an uncertain tax position.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2021 we made 14 shipments with the additional shipments in the first and fourth quarters. In fiscal 2020, the greatest impact of extra product shipments occurred in our first quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2021, we had an accumulated deficit of $591.9 million. During the year ended March 31, 2021, we incurred a net loss of $108.5 million and used $77.6 million of cash for operating activities. During the year ended March 31, 2020, we incurred a net loss of $102.8 million and used $80.6 million of cash for operating activities. During the year ended March 31, 2019, we incurred a net loss of $105.4 million and used $75.7 million of cash for operating activities. As described under results of operations, our use of cash during the years ended March 31, 2021 and March 31, 2020 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2020, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $346.7 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of the Secured Notes.

On September 15, 2020, we completed a public offering of 20,294,117 newly issued ordinary shares at a price of $4.25 per share which raised $86.3 million of gross proceeds before deducting underwriting discounts and other offering expenses of $5.6 million.

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $75.6 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the amount or timing of any such distributions.

While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, we do not know if the funds will incur losses (net of insurance) on the credit assets held by the funds. We believe, and have advised Credit Suisse, that any such losses should be borne by Credit Suisse.

As of March 31, 2021, we had available cash, cash equivalents and short-term investments of $111.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

On May 26, 2021, we issued and sold $95.0 million aggregate principal amount of the Convertible Notes in a private offering to institutional investors. The Convertible Notes are guaranteed by our material subsidiaries. The Convertible Notes are our unsecured, senior obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness. The Convertible Notes are convertible at the option of the holders at an initial conversion rate of 176.3668 ordinary shares per $1,000.00 principal amount of Convertible Notes, subject to adjustment.  We have the right to redeem the Convertible Notes in certain circumstances. On or prior to June 2, 2021, we may issue up to an additional $15.0 million aggregate principal amount of the Convertible Notes in one or more subsequent offerings. For further information about the Convertible Notes, please see our Current Report on Form 8-K filed with the SEC on May 27, 2021.

We currently expect that the additional net cash generated from the Convertible Notes issuance combined with our existing available cash and short-term investment balances are adequate to meet our forecasted cash requirements for the next twelve months.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances, the sale of rights and other assets, and the issuance of new equity or debt.

Contractual Obligations

We have contractual obligations for non-cancelable facilities leases, our Secured Notes and related royalty rights agreements, equipment leases and purchase commitments. The following table sets forth a summary of our contractual obligations as of March 31, 2021.

	Payment by period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
12% Senior Secured Notes due 2024	$145,000	$24,167	$90,625	$30,208	$—
Interest on 12% Senior Secured Notes	39,875	16,675	21,387	1,813	—
Royalty rights agreements with note purchasers	106,448	—	2,190	17,795	86,463
7% Cumulative Redeemable Preference Shares (1)	15,000	—	15,000	—	—
Dividends on 7% Cumulative Redeemable Preference Shares (1)	6,475	—	6,475	—	—
Operating and capital leases	88,728	4,754	7,044	5,583	71,347
STRATEC Biomedical manufacturing agreement (2)	68,840	3,451	24,446	40,943	—
Other	20,603	15,691	4,912	—	—
Total contractual obligations	$490,969	$64,738	$172,079	$96,342	$157,810

(1)

The 7% Cumulative Redeemable Preference Shares are redeemable at the option of the shareholders on a date not before January 29, 2023, which can be extended at our option in one year increments until January 29, 2025.  We can pay dividends on the 7% Cumulative Redeemable Preference Shares at any time, but are not obligated to do so until redemption.

(2)

We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period. The total remaining purchase obligation under this agreement is $68.8 million using March 31, 2021 exchange rates.

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

Cash Flows for the Years Ended March 31, 2021 and 2020

Operating activities

Net cash used in operating activities was $77.6 million during the year ended March 31, 2021, which included net losses of $108.5 million and non-cash items of $29.7 million. Non-cash items were depreciation and amortization expense of $8.6 million, share-based compensation expense of $5.0 million, deferred lease rentals of $0.7 million, Swiss pension costs of $1.1 million, amortization of deferred debt issue costs of $9.1 million, impairment of short term investments of $2.3 million, accrued preference share dividends of $1.0 million and deferred income taxes of $1.9 million. We also experienced a net cash inflow of $1.2 million from changes in operating assets and liabilities during the period, consisting of a $0.5 million increase in inventories, a $0.5 million increase in other assets and a $2.5 million decrease in accounts payable and accrued liabilities, offset by a $0.6 million decrease in accounts receivable and a $4.0 million increase in accrued compensation and benefits.

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

Investing activities

Net cash from investing activities was $43.4 million in the year ended March 31, 2021, compared to net cash used in investing activities of $30.2 million in the year ended March 31, 2020. We divested $47.7 million net from our short-term investments in the year ended March 31, 2021, compared to investing $25.6 million net in our short term investments in the year ended March 31, 2020. Purchases of property and equipment in the year ended March 31, 2021 were $4.3 million and were mainly related to payments for MosaiQ instruments and IT upgrades. Purchases of property and equipment in the year ended March 31, 2020 were $4.6 million, and were mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility.

Financing activities

Net cash provided by financing activities was $80.3 million during the year ended March 31, 2021, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.2 million generated from the exercise of share options, offset by $0.6 million of repayments on finance leases.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ in the donor testing market, we expect our operating expenses during the year ended March 31, 2022 to be similar to those of the year ended March 31, 2021, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, completing field trials and regulatory filings, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2021, we had available cash, cash equivalents and short-term investments of $111.7 million and $9.0 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;

•	our ability to recoup the remaining approximately $35 million of funds invested in two funds that have suspended redemptions;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

On May 26, 2021, we issued and sold $95.0 million aggregate principal amount of the Convertible Notes in a private offering to institutional investors. The Convertible Notes are guaranteed by our material subsidiaries. The Convertible Notes are our unsecured, senior obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness. The Convertible Notes are convertible at the option of the holders at an initial conversion rate of 176.3668 ordinary shares per $1,000.00 principal amount of Convertible Notes, subject to adjustment.  We have the right to redeem the Convertible Notes in certain circumstances. On or prior to June 2, 2021, we may issue up to an additional $15.0 million aggregate principal amount of the Convertible Notes in one or more subsequent offerings. For further information about the Convertible Notes, please see our Current Report on Form 8-K filed with the SEC on May 27, 2021.

We currently expect that the additional net cash generated from the Convertible Notes issuance combined with our existing available cash and short-term investment balances are adequate to meet our forecasted cash requirements for the next twelve months.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances, the sale of rights and other assets, and the issuance of new equity or debt.

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

Revenue recognition and accounts receivable

Revenue is recognized in accordance with Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of delivery at an amount based on the transaction price. Customers have no right of return except in the case of damaged or ineffective goods and we have not experienced any significant returns of our products.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the year ended March 31, 2021.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The calculation of the stock compensation expense is sensitive to the fair value of the underlying ordinary shares. The fair value of option awards at the grant date is calculated using the Black-Scholes model or other valuation models, which use a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the consolidated financial statements included in this Annual Report.

Defined Benefit Pension Obligations

We account for the pension obligations of our Swiss subsidiary as a defined benefit plan under Accounting Standards Codification Topic 715 Compensation – Retirement Benefits, or ASC 715.  This requires that an actuarial valuation be performed to determine the funded status of the pension arrangements.  The actuarial valuation is based on a number of assumptions including the expected return on plan assets, withdrawal and mortality rates, discount rate, and rate of increase in employee compensation levels.

Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance.

The discount rate reflects the rate we would have to pay to purchase high-quality investments that would provide cash sufficient to settle our current pension obligations. A 25-basis point change in the discount rate changes the projected benefit obligation by approximately $1.1 million for our plan.

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

Valuation and Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant negative industry or economic trends; or
•	significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

Given the status of the project the valuation of the property, plant and equipment associated with MosaiQ are reviewed each quarter. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their fair values. Estimating the future cash outflows for this purpose requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

Valuation of short-term investments

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $75.6 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions.

While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, we do not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred.

As of March 31, 2021, we evaluated the investments in the CSAM managed funds for impairment and determined that our investment in one of the funds was impaired. We recognized an impairment expense of $2.3 million at March 31, 2021 related to this fund.

We view the liquidation of the supply chain finance funds as a fluid situation with a significant amount of valuation uncertainty. We will closely monitor the situation and in the event that new information is released that provides valuation clarity will evaluate the accounting implications accordingly.  We believe, and has advised Credit Suisse, that any losses on the supply chain funds should be borne by Credit Suisse. We will pursue all available options to recoup the full amount of its investment in the supply chain funds prior to liquidation.

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

Recent Accounting Pronouncements

Refer to Note 1 to our accompanying audited consolidated financial statements included elsewhere in this Annual Report for a discussion of recently issued accounting pronouncements.

Item 8. Financial Statements and Supplementary Data

Index to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quotient Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Limited (the Company) as of March 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2021, and the related notes  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Volume and timing assumptions supporting the recoverability of MosaiQ assets

Description of matter

As explained in Note 1 to the consolidated financial statements, the Company is in the process of developing MosaiQ, a new technological platform for blood testing and disease screening. As at March 31, 2021, $22.1 million of property, plant & equipment and $6.8 million of inventory are capitalized in relation to MosaiQ with the recoverability of these assets primarily dependent upon the forecasted volume and timing of future sales. The Company evaluates and determines the recoverability of these assets by comparing the carrying amount of the property, plant & equipment and inventory assets to the future undiscounted cash flows expected to be generated by these assets.

Auditing the forecasted volume and timing of future sales assumptions used in the recoverability assessment involves a high degree of subjectivity due to the continuing development of the technology, timing of regulatory approvals and subsequent customer adoption of the novel MosaiQ technology.

How we addressed the matter in our audit

Our audit procedures included, among others, evaluating the Company’s sales forecast and assessing the completeness and accuracy of the underlying data used. We inspected whether the sales forecast is consistent with long term plans approved by the board of directors, inspected the timeliness of regulatory submissions and obtained correspondence with management’s head of regulatory affairs. We also enquired of Research & Development management regarding their latest assessments on regulatory approval process.  We compared the forecasted volume and timing of future sales assumptions used by management by comparing them against available information including third party market analysis obtained by the Company. We performed a sensitivity analysis over these assumptions to evaluate the changes in the future undiscounted cash flows that would result from changes in the assumptions. We assessed the adequacy of the company’s disclosures.

Impairment of Short-Term Investments

Description of matter

As discussed in Note 4 to the consolidated financial statements, at March 31, 2021 the Company had invested $53.3 million in two funds managed by Credit Suisse Asset Management (‘CSAM’) which had suspended redemptions.

As at March 31, 2021, the Company’s investment in these two funds is valued at cost less impairment, with a total value of $51 million, net of a $2.3 million impairment charge. Subsequent distributions of $18.5 million have been received during April 2021. At May 31, 2021, $34.7 million remains outstanding, the ultimate recoverability of which cannot be determined until the funds are liquidated.

Auditing the Company’s valuation of the impairment of the two CSAM funds as at March 31, 2021, was challenging as, based on publications released by CSAM, certain parts of the funds’ assets are subject to considerable valuation uncertainties and therefore involved a high degree of subjectivity.

How we addressed the matter in our audit

To test the impairment of the Company’s two CSAM funds our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation approach, reviewing CSAM’s publicly available publications used by management in determining their valuation, inspecting available third-party evidence, and testing the mathematical accuracy of the Company’s valuation calculations.

We evaluated subsequent events and other information and compared it to management’s year-end impairment valuation. We verified the redemptions received subsequent to year end. We assessed the adequacy of the related disclosures provided in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Belfast, United Kingdom

June 03, 2021

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$45,673	$3,923
Short-term investments	65,999	116,871
Trade accounts receivable, net	5,323	5,402
Inventories	22,011	20,501
Prepaid expenses and other current assets	4,870	3,775
Total current assets	143,876	150,472
Restricted cash	9,024	9,017
Property and equipment, net	38,530	40,165
Operating lease right-of-use assets	22,011	21,493
Intangible assets, net	619	625
Deferred income taxes	255	237
Other non-current assets	4,956	4,454
Total assets	$219,271	$226,463
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,659	$4,826
Accrued compensation and benefits	11,833	7,210
Accrued expenses and other current liabilities	13,889	15,490
Current portion of long-term debt	24,167	—
Current portion of operating lease liability	3,446	3,033
Current portion of finance lease obligation	835	598
Total current liabilities	58,829	31,157
Long-term debt, less current portion	137,936	153,024
Operating lease liability, less current portion	20,907	19,914
Finance lease obligation, less current portion	445	1,117
Deferred income taxes	1,824	—
Defined benefit pension plan obligation	6,896	6,353
7% Cumulative redeemable preference shares	21,475	20,425
Total liabilities	248,312	231,990
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,264,412 and 80,398,326 issued and outstanding at March 31, 2021 and March 31, 2020 respectively	540,813	459,931
Additional paid in capital	38,116	33,132
Accumulated other comprehensive loss	(16,065)	(15,155)
Accumulated deficit	(591,905)	(483,435)
Total shareholders' equity (deficit)	(29,041)	(5,527)
Total liabilities and shareholders' equity (deficit)	$219,271	$226,463

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2021	2020	2019
Revenue:
Product sales	$35,787	$31,601	$28,665
Other revenues	7,592	1,055	469
Total revenue	43,379	32,656	29,134
Cost of revenue	(20,074)	(17,800)	(17,230)
Gross profit	23,305	14,856	11,904
Operating expenses:
Sales and marketing	(9,849)	(9,853)	(8,637)
Research and development, net of government grants	(54,168)	(53,744)	(50,677)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,984)	(4,467)	(4,957)
Other general and administrative expenses	(36,812)	(27,483)	(26,588)
Total general and administrative expense	(41,796)	(31,950)	(31,545)
Total operating expense	(105,813)	(95,547)	(90,859)
Operating loss	(82,508)	(80,691)	(78,955)
Other income (expense):
Interest expense, net	(25,918)	(23,859)	(20,018)
Other, net	1,882	2,438	(6,369)
Other income (expense), net	(24,036)	(21,421)	(26,387)
Loss before income taxes	(106,544)	(102,112)	(105,342)
Provision for income taxes	(1,926)	(661)	(44)
Net loss	$(108,470)	$(102,773)	$(105,386)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$582	$(157)	$(123)
Unrealized gain (loss) on short-term investments	(898)	554	796
Foreign currency gain (loss)	(1,216)	(2,702)	1,964
Provision for pension benefit obligation	622	2,034	(887)
Other comprehensive loss, net	(910)	(271)	1,750
Comprehensive loss	$(109,380)	$(103,044)	$(103,636)
Net loss available to ordinary shareholders - basic and diluted	$(108,470)	$(102,773)	$(105,386)
Loss per share - basic and diluted	$(1.18)	$(1.44)	$(1.92)
Weighted-average shares outstanding - basic and diluted	91,637,966	71,610,035	54,874,391

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2018	45,646,424	$253,934	$23,708	$(16,634)	$(275,639)	$(14,631)
Issue of shares, net of issue costs of $4,052	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUs	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(105,386)	(105,386)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain on short-term investments	—	—	—	796		796
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities				(3,110)		(3,110)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss	—	—	—	1,750	—	1,750
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares, net of issue costs of $6,072	13,800,000	90,528	—	—	—	90,528
Issue of shares upon exercise of incentive share options and vesting of RSUs	697,879	445	—	—	—	445
Net loss	—	—	—	—	(102,773)	(102,773)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(157)	—	(157)
Change in unrealized gain on short-term investments	—	—	—	554	—	554
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	18,394	—	18,394
Retranslation of foreign entities	—	—	—	(21,096)	—	(21,096)
Provision for pension benefit obligation	—	—	—	2,034	—	2,034
Other comprehensive loss	—	—	—	(271)	—	(271)
Stock-based compensation	—	—	4,467	—	—	4,467
Cumulative effect of accounting changes					363	363
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	571,969	197	—	—	—	197
Net loss	—	—	—	—	(108,470)	(108,470)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	582	—	582
Change in unrealized gain (loss) on short-term investments	—	—	—	(898)	—	(898)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(27,251)	—	(27,251)
Retranslation of foreign entities	—	—	—	26,035	—	26,035
Provision for pension benefit obligation	—	—	—	622	—	622
Other comprehensive loss	—	—	—	(910)	—	(910)
Stock-based compensation	—	—	4,984	—	—	4,984
March 31, 2021	101,264,412	$540,813	$38,116	$(16,065)	$(591,905)	$(29,041)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(108,470)	$(102,773)	$(105,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	8,620	12,276	12,767
Share-based compensation	4,984	4,467	4,957
Increase in deferred lease rentals	726	293	372
Swiss pension obligation	1,054	756	575
Amortization of deferred debt issue costs	9,079	7,043	5,908
Impairment of short term investments	2,285	—	—
Accrued preference share dividends	1,050	1,050	1,050
Income taxes	1,926	368	44
Net change in assets and liabilities:
Trade accounts receivable, net	568	(2,177)	(637)
Inventories	(475)	(4,967)	(93)
Accounts payable and accrued liabilities	(2,514)	2,456	370
Accrued compensation and benefits	4,039	1,218	1,121
Other assets	(454)	(656)	3,297
Net cash used in operating activities	(77,582)	(80,646)	(75,655)
INVESTING ACTIVITIES:
Increase in short-term investments	(87,247)	(95,000)	(119,000)
Realization of short-term investments	134,936	69,412	34,735
Purchase of property and equipment	(4,240)	(4,598)	(4,791)
Purchase of intangible assets	—	(2)	(3)
Net cash from (used in) investing activities	43,449	(30,188)	(89,059)
FINANCING ACTIVITIES:
Repayment of finance leases	(633)	(524)	(486)
Proceeds from drawdown of new debt	—	25,000	36,000
Debt issue costs	—	(874)	(1,216)
Fee paid to noteholders	—	—	(3,900)
Proceeds from issuance of ordinary shares and warrants	80,881	90,973	115,024
Net cash generated from financing activities	80,248	114,575	145,422
Effect of exchange rate fluctuations on cash and cash equivalents	(4,358)	(2,404)	5,690
Change in cash and cash equivalents	41,757	1,337	(13,602)
Beginning cash and cash equivalents	12,940	11,603	25,205
Ending cash and cash equivalents	$54,697	$12,940	$11,603
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$17,529	$15,776	$11,838
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,673	$3,923	$4,096
Restricted cash	$9,024	$9,017	$7,507
Total cash, cash equivalents and restricted cash	$54,697	$12,940	$11,603

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

 The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $591.9 million at March 31, 2021. At March 31, 2021, the Company had available cash holdings and short-term investments of $111.7 million. These holdings include $53.2 million of investments held in two short-term investment funds with CSAM that are currently in the process of being liquidated. The remaining short-term investments to be liquidated are subject to significant valuation uncertainty. The Company has recognized an impairment of $2.3 million related to one of the funds invested with CSAM during March of 2021.

During April of 2021, payments from these funds of $18.5 million were received. While the timing and amount of further payments are not clear at present (see Note 4), the Company believes that it will receive the remaining distributions over the year.

On May 26, 2021, the Company completed a private offering of $95 million aggregate principal amount of new 4.75% Convertible Notes due 2026 to certain investors. The additional net cash generated from the Convertible Notes issuance combined with the Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

Thereafter, the Company expects to fund its operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and short-term investment balances, the sale of rights and other assets, and the issuance of new equity and debt.

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

On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. The extent to which the COVID-19 pandemic will impact the Company’s business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to further update estimates, judgments or revise the carrying value of any assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and 2020, all cash and cash equivalents comprised cash balances and highly liquid investments having an original maturity of three months or less held with the banks used by the Company and its subsidiaries. Restricted cash comprised $8.7 million at both March 31, 2021 and March 31, 2020 , held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (the “Secured Notes”) and $324 and $317, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Short-term Investments

Short-term investments comprise investments in money-market funds which are valued daily and have minimal notice periods for withdrawals. The money market funds are invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency. The Company records the value of its investments in the funds based on the quoted value of the funds at the balance sheet date (Note 4) . Unrealized gains or losses are recorded in accumulated other comprehensive loss and are transferred to the statement of comprehensive loss when they are realized.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Movements in the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2021 and 2020 was $48 and $111, respectively.

Concentration of Credit Risks and Other Uncertainties

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Derivative instruments, consisting of foreign exchange contracts and short-term investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the foreign exchange contracts consist of large financial institutions of high credit standing. The short-term investments are invested in funds which is invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency.

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.

Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $75.6 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, the Company does not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

Additionally, on April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million during March of 2021 related to this fund.

The Company views the liquidation of the supply chain finance funds as a fluid situation with a significant amount of valuation uncertainty. The Company will closely monitor the situation and in the event that new information is released that provides valuation clarity, it will evaluate the accounting implications accordingly. The Company believes, and has advised Credit Suisse, that any losses on the supply chain funds should be borne by Credit Suisse. The Company will pursue all available options to recoup the full amount of its investment in the supply chain funds prior to liquidation.

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of March 31, 2021 and March 31, 2020.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2021 and March 31, 2020. This customer represented 74% and 70% of the accounts receivable balances, as of March 31, 2021 and March 31, 2020, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2021, 2020 and 2019. This customer represented 60%, 61% and 60% of total product sales for the fiscal years March 31, 2021, 2020 and 2019, respectively.

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.  Inventory reserves are recorded based upon historic usage, expected future demand and shelf life of the products held in inventory. No stock-based compensation cost was included in inventory as of March 31, 2021 and 2020.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended March 31, 2021, 2020 and 2019, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2021, 2020 or 2019.

Revenue Recognition

Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers.

Product revenue is recognized at a point in time upon transfer of control of a product to a customer, which is generally at the time of delivery at an amount based on the transaction price. Customers have no right of return except in the case of damaged or ineffective goods and the Company has not experienced any significant returns of its products. Shipping and handling costs are expensed as incurred and included in cost of product sales.

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

The Company has concluded that the initial $7.5 million milestone represents a payment in respect of development work undertaken to date in respect of the MosaiQ IH3 Microarray and accordingly has recognized the revenue in the year ended March 31, 2021.

The Company has also concluded that each of the remaining milestones under the Letter Agreement require significant levels of development work to be undertaken and there is no certainty at the start of the projects that the development work will be successful, these milestones are substantive and, accordingly, the revenue will be recognized when the milestones are achieved.

In the year ended March 31, 2021, revenue recognized from performance obligations related to prior periods was not material. At March 31, 2021 revenues expected to be recognized in future periods related to remaining performance obligations under the Ortho Letter Agreement were as described above. There were no other material revenues to be recognized in future periods related to remaining performance obligations at March 31, 2021.

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

Where modifications are made to vesting conditions, the Company considers the nature of the change and accounts for the change in accordance with ASC 718 Compensation – Stock Compensation.  The Company determined that during the year ended March 31, 2021 certain modifications were type I in nature and certain modifications were type III in nature. In respect of the type I modifications the incremental fair value over the original grant-date fair value was measured at the modification date and was expensed over the remaining vesting period of the awards concerned. In respect of the type III modifications, the original compensation expense related to these awards was reversed and the value of the awards was re-measured at the date of the change and was expensed over the vesting period of the awards concerned. The Company determined that certain modifications made during the year ended March 31, 2020 were type III in nature.

Share Warrants

As of March 31, 2021, the Company had one class of warrants to purchase ordinary shares outstanding which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment and subsequent increase of the Company’s then existing secured term loan facility.  None of these warrants contain any obligation to transfer value and, as such, the issuance of these warrants has been recorded in additional paid in capital as part of shareholders’ (deficit) equity.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of March 31, 2021, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. The future cash outflows under the royalty rights agreements have been combined with the issuance costs (which includes the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018) and interest payable to calculate the effective interest rate of the Secured Notes and is being expensed through interest expense in the consolidated statement of comprehensive loss using the effective interest rate method over the term of the Secured Notes and royalty rights agreements.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The standard, including subsequently issued amendments, requires a financial asset measured on an amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU 2016-13 on April 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, “Compensation Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20)” or ASU 2018-14. ASU 2018-14 removes the requirements to disclose the amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year and other disclosure requirements. In addition, the ASU adds the requirement to disclose an explanation for any significant gains and losses related to changes in the benefit obligation for the period. The ASU is effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted ASU 2018-14 on April 1, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

Note 2. Intangible Assets

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,711	$(2,711)	$—	—
Brands associated with acquired cell lines	559	(190)	369	26.4 years
Product licenses	944	(694)	250	2.6 years
Other intangibles	176	(176)	—	—
Total	$4,390	$(3,771)	$619	16.8 years

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.5 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.3 years

Amortization expense was $73, $94, and $104 in financial years 2021, 2020, and 2019, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2021, is estimated as follows:

2022	$76
2023	76
2024	76
2025	77
2026	14
Thereafter	300
Total	$619

Note 3. Debt

Long-term debt comprises:

	March 31, 2021	March 31, 2020
Total debt	$145,000	$145,000
Less current portion	24,167	—
	$120,833	$145,000
Royalty liability	$23,150	$15,473
Deferred debt costs, net of amortization	(6,047)	(7,449)
Long-term debt, less current portion	$137,936	$153,024

The Company’s debt at March 31, 2021 and March 31, 2020 comprises the 12% Senior Secured Notes. On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Secured Notes and entered into an indenture governing the Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Secured Notes. The amendments included an increase to the aggregate principal amount of Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Secured Notes.

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

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $106.5 million at March 31, 2021 and $87.0 million at March 31, 2020, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes.

The outstanding debt at March 31, 2021 falls due for repayment as follows:

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

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$15,751	$—	$15,751
Short-term investments(2)	—	15,000	—	15,000
Foreign currency forward contracts(3)	$—	$355	$—	$355
Total assets measured at fair value	$—	$31,106	$—	$31,106

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$12,436	$—	$12,436
Short-term investments(2)	116,871	—	—	116,871
Total assets measured at fair value	$116,871	$12,436	$—	$129,307

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$227	$—	$227
Total liabilities measured at fair value	$—	$227	$—	$227

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the AXA LLP Foundation Suisse Romande collective investment fund.

(2)

The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date. The short-term investments as of March 31, 2021, relate to new investments made in a Treasury Money Market Fund. See Note 1, “Summary of Significant Accounting Policies – Short-term Investments”.

(3)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.  Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $75.6 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

For the year ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held short-term investments served as a trigger to evaluate the investments for impairment. Accordingly, we performed a qualitative assessment for impairment. As a result of this assessment, Quotient determined that an impairment was required.  The Credit Suisse linked short-term investment asset with a carrying value of $110.3 million was written down to its estimated fair value of $108.0 million, resulting in an impairment of $2.3 million. This impairment was included in Other, net within our consolidated statements of comprehensive loss for the year ended March 31, 2021. The carrying value of the investments at March 31, 2021 was $51.0 million.

The Company views the liquidation of the supply chain finance funds as a fluid situation with a significant amount of valuation uncertainty. The Company will closely monitor the situation and in the event that new information is released that provides valuation clarity, it will evaluate the accounting implications accordingly. The Company believes, and has advised Credit Suisse, that any losses on the supply chain funds should be borne by Credit Suisse. The Company will pursue all available options to recoup the full amount of its investment in the supply chain funds prior to liquidation.

The total unrealized gains on the short-term investments were $734, $1,881 and $1,127 in financial years 2021, 2020 and 2019, respectively. The amount of these unrealized gains reclassified to earnings were $1,632, $1,327 and $331 in the financial years 2021, 2020 and 2019, respectively.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2021	March 31, 2020
Raw materials	$9,189	$9,737
Work in progress	9,105	8,522
Finished goods	3,717	2,242
Total inventories	$22,011	$20,501

Inventory at March 31, 2021 included $6,829 of raw materials, $4,321 of work in progress and $1,465 of finished goods related to the MosaiQ project. Inventory at March 31, 2020 included $8,093 of raw materials, $4,395 of work in progress, and $368 of finished goods related to the MosaiQ project. During the year ended March 31, 2021 the Company recorded inventory provisions of $2,015 in respect of certain raw materials and work-in-progress items related to the MosaiQ project following evaluation of further development data and corresponding changes in manufacturing processes.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2021	March 31, 2020
Plant and equipment	$62,940	$57,726
Leasehold improvements	$33,369	31,395
Total property and equipment	96,309	89,121
Less: accumulated depreciation	(57,779)	(48,956)
Total property and equipment, net	$38,530	$40,165

Depreciation expenses were $8,547, $12,182,and $12,663 in financial years 2021, 2020 and 2019, respectively. At the beginning of the year ended March 31, 2021, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 4 years to 6 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the year ended March 31, 2021 by $623.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2021	March 31, 2020
Salary and related benefits	$666	$635
Accrued vacation	931	521
Accrued payroll taxes	1,255	1,200
Accrued incentive payments	5,392	3,700
Accrued termination and transition payments	3,589	1,154
Total accrued compensation and benefits	$11,833	$7,210

In the year ended March 31, 2021 the Company incurred $3,825 in respect of transition arrangements with its new chief executive officer. Payments of $1,800 were made prior to March 31, 2021 and the remaining $2,025 is expected to be paid during the first quarter of the next financial year. The company also incurred $1,193 and $371 in respect of transition arrangements with its former chief executive officer and former chief operating officer, respectively, which are expected to be paid during the next financial year.

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

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	March 31, 2020
Accrued legal and professional fees	$885	$829
Accrued interest	8,009	8,056
Goods received not invoiced	1,722	1,724
Accrued capital expenditure	1,201	1,287
Other accrued expenses	2,072	3,594
Total accrued expenses and other current liabilities	$13,889	$15,490

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.2630 in each calendar month from April 2021 through June 2021, three contracts to sell $500 in each calendar month from July 2021 through September 2021 at £1:$1.26, three contracts to sell $500 in each calendar month from October 2021 through December 2021 at £1:$1.3090, and three contracts to sell $500 in each calendar month from January 2022 through March 2022 at £1:$1.3735, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at March 31, 2021, and similar contracts in place at March 31, 2020, amounted to assets of $355 and liabilities of $227 respectively.

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

Ortho Arbitration and Settlement

The Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to the Prior Ortho Agreement with Ortho related to the commercialization and distribution of certain MosaiQ products.  See Note 1, “Summary of Significant Accounting Policies—Revenue Recognition,” for information regarding the Prior Ortho Agreement.  The Company and an affiliate of Ortho also entered into a subscription agreement pursuant to which the affiliate subscribed for newly issued ordinary shares of the Company and newly issued 7% cumulative redeemable preference shares, of no par value, of the Company for an aggregate subscription price of approximately $25 million.

On November 27, 2019, the Company delivered a notice to Ortho that it had terminated the Prior Ortho Agreement, effective as of December 27, 2019.  The Company did not realize any revenue under the Prior Ortho Agreement prior to its termination.

On or about November 17, 2019, Ortho initiated an arbitration proceeding in which it sought a declaration that the Company did not have the right to terminate the Prior Ortho Agreement, specific performance of certain provisions of the Prior Ortho Agreement, and damages including in respect of the difference in amounts Ortho invested in the Company’s shares and their market value.  The Company pursued counterclaims against Ortho, including that it had the right to terminate the Prior Ortho Agreement and damages that included the milestone payments due under the Prior Ortho Agreement (see Note 1, "Summary of Significant Accounting Policies—Revenue Recognition," for details).  In addition, on December 20, 2019, the Company entered into an agreement with Ortho pursuant to which it agreed, while the arbitration was pending, not to grant commercialization rights in respect of products that overlapped with Ortho’s rights under the Prior Ortho Agreement without prior written notice to Ortho.

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

The Company and Ortho also agreed to negotiate in good faith, and use their respective reasonable best efforts to execute, the New Distribution Agreement based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract. See Note 1, "Summary of Significant Accounting Policies—Revenue Recognition," for further details regarding the commercial terms included in the Letter Agreement.

Purchase obligations

The Company has purchase obligations that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and thus the Company expects to make future cash payments according to the contract terms.

The following is a schedule by years of purchase obligations as of March 31, 2021:

2022	$19,142
2023	13,480
2024	15,878
2025	17,301
2026	23,642
Thereafter	—
Total minimum future purchase obligations	$89,443

The Company is also party to certain royalty arrangements related to net sales of MosaiQ products. These include a low single digit royalty to TTP plc based on our net sales of certain MosaiQ products for 20 years from first commercialization, or for so long as the licensed intellectual property is protected by patent in the country of sale, and a low single digit royalty to Catalloid Products, Inc. on net sales of MosaiQ Microarrays that would be covered by that royalty agreement, for a period of 10 years post launch of that Microarray.

Note 7. Geographic Information

The Company operates in one business segment. Revenues are attributed to countries based on the location of the Company’s channel partners as well as direct customers.

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2021	2020	2019
Revenue:
United States	$28,135	$17,831	$14,754
France	7,406	7,105	6,501
Japan	4,506	4,333	3,846
Other foreign countries (1)	3,332	3,387	4,033
	$43,379	$32,656	$29,134

(1)	No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2021	March 31, 2020
Long-lived assets:
United Kingdom	$16,890	$17,388
Switzerland	21,640	22,777
	$38,530	$40,165

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the year ended March 31, 2021, there was a gain of $4,157. In the year ended March 31, 2020 there was a gain of $2,438 and in the year ended March 31, 2019 a loss of $5,410.

Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2021	March 31, 2020	Par value
Ordinary shares	101,264,412	80,398,326	$—
Total	101,264,412	80,398,326	$—

On September 15, 2020, the Company completed a public offering of 20,294,117 newly issued ordinary shares at $4.25 per share which raised $86.3 million of gross proceeds before underwriting discounts and other offering expenses of $5.6 million.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
7% Cumulative Redeemable Preference shares	666,665	666,665	$32.21	$30.64
Total	666,665	666,665

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

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $4,984 in the year ended March 31, 2021, $4,467 in the year ended March 31, 2020 and $4,957 in the year ended March 31, 2019.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. A resolution passed at the Annual Shareholder meeting held on October 29, 2020 amended this annual automatic increase to 0.75% of the number of ordinary shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Board or the remuneration committee. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016, by 550,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 31, 2018 and by a further 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 29, 2020. The plan provides for the issuance of share options, restricted shares, RSUs (including multi-year performance based restricted share units or “MRSUs”) or share appreciation rights (“SARs”). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2021. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2018	2,096,283	$7.79	84
Granted	189,552	6.59	120
Exercised	(253,066)	5.14	—
Forfeited	(96,372)	12.69	—
Outstanding — March 31, 2019	1,936,397	$7.77	78
Granted	110,623	8.44	120
Exercised	(103,264)	4.77	—
Forfeited	(95,704)	12.53	—
Outstanding — March 31, 2020	1,848,052	$7.73	70
Granted	258,026	5.38	120
Exercised	(147,264)	1.18	—
Forfeited	(148,029)	10.76	—
Outstanding — March 31, 2021	1,810,785	$7.69	68
Exercisable —March 31, 2021	1,497,464	$8.11	59

The following table summarizes the options granted in the year ended March 31, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
May 24, 2020	60,438	$7.69	$7.69	$4.96
September 1, 2020 (1)	45,922	4.81	4.81	3.07
October 29, 2020	81,666	4.55	4.55	2.93
October 31, 2020	70,000	4.72	4.72	3.05
(1)

On September 1, 2020, in connection with the appointment of Dr Catherine Larue and Dr Isabelle Buckle to the Board of Directors, we granted each of  Dr Larue and Dr Buckle 20,790 options to purchase ordinary shares at an exercise price of $4.81 per share. These grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board pursuant to the inducement grant exception under Nasdaq Rule

5635(c)(4), as an inducement that is material to Dr Larue and Dr Buckle joining our Board. The options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Dr Larue’s or Dr Buckle’s Board service is terminated, any options not vested shall be forfeited upon termination.

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2021, March 31, 2020 and March 31, 2019 amounted to $889, $588 and $676, respectively.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share volatility of the Company’s ordinary shares over a period equal to the expected terms of the options.

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year ended March 31,
	2021	2020	2019
Risk-free interest rate	0.77%	1.84%	3.08%
Expected lives (years)	6	6	6
Volatility	73.70%	69.43%	67.19%
Dividend yield	—	—	—
Grant date fair value (per share)	$5.38	$8.44	$6.14
Number granted	258,026	110,623	189,552

RSU Activity

A summary of the RSUs in issue at March 31, 2021 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	783,759	10	N/A
RSUs subject to milestone based vesting	118,650	N/A	N/A

At March 31, 2021, 783,759 RSUs were subject to time based vesting and the weighted average remaining vesting period was 10 months.  In addition, 118,650 RSUs were subject to vesting based on the achievement of various milestones relating to the development, approval and marketing of MosaiQ.

The fair value of the Company’s ordinary shares was $3.68 per share on March 31, 2021.

As of March 31, 2021, total compensation cost related to share options and RSUs granted but not yet recognized was $4,608 net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 18 months and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

The components of the provision for income taxes are as follows:
	Year ended March 31,
Income tax (provision) benefit:	2021	2020	2019
Current - Federal	$(126)	$(293)	$—
Deferred - Federal	$(1,800)	$(368)	$(44)
	$(1,926)	$(661)	$(44)

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

In connection with the sale and leaseback transaction of the Company’s conventional reagents manufacturing facility, near Edinburgh, Scotland (the “Alan Robb Campus (“ARC”) facility”) that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances had not previously been recorded in the financial statements. The Company has determined that during the year ended March 31, 2021 it is now more likely than not that this election will be effective and accordingly a net deferred tax expense of $1,200 and an equivalent deferred tax liability have been recorded, including associated adjustments to valuation allowances.

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2021	2020	2019
Income tax expense at statutory rate	$—	$—	$—
Impact of tax uncertainties	$(1,200)	(603)
Foreign tax rate differential	1,706	2,255	5,287
(Increase) decrease in valuation allowance against deferred tax assets	(2,432)	(2,313)	(5,331)
Provision for income tax	$(1,926)	$(661)	$(44)

Significant components of deferred tax assets are as follows:

	March 31, 2021	March 31, 2020
Provisions and reserves	$1,022	$1,315
Operating lease liability	4,100	3,409
Fixed asset basis difference	—	—
Net operating loss carry forwards	22,644	19,526
Gross deferred tax assets	$27,766	$24,250
Fixed asset basis difference	$(2,289)	$(90)
Operating lease right-of-use assets	$(4,100)	$(3,409)
Gross deferred tax liabilities	$(6,389)	$(3,499)
Net deferred tax asset	$21,377	$20,751
Valuation allowance	(22,946)	(20,514)
Net deferred taxes	$(1,569)	$237

The balance sheet classification of net deferred tax assets is as follows:

	March 31, 2021	March 31, 2020
Net noncurrent deferred tax assets	$255	$237
Net noncurrent deferred tax liabilities	$(1,824)	$—
Total	$(1,569)	$237

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

As of March 31, 2021, the Company has net operating loss carry forwards of approximately $287,136 which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $22,370 will expire between 2022 and 2028. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

During the fiscal year the United Kingdom government announced an increase to the rate of corporate income tax to 25%, effective from April 1, 2023.  These changes were not substantively enacted at the balance sheet date and is therefore not reflected in the measurement of deferred tax for the year ended March 31, 2021. The Company has estimated that if the United Kingdom deferred tax balances at March 31, 2021 that are expected to unwind after April 1, 2023 were remeasured at 25%, this would result in an increase in the net deferred tax liability and an equivalent deferred tax expense of $576.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):
	2021	2020	2019
Balance at beginning of year	$1,216	$—	$—
Increases related to current year tax positions	—	1,216	—
Increases related to prior years tax positions	—	—	—
Balance at end of year	$1,216	$1,216	$—

As of March 31, 2021, 2020, and 2019 the Company has an unrecognized benefit of $1,216, $1,216, and $0 respectively, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions’ income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2020 and there are no ongoing tax examinations in any jurisdiction.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2021, March 31, 2020 and March 31, 2019, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2021, 2020 and 2019 amounted to $756, $788 and $750, respectively.

In addition, the Company’s Swiss subsidiary is affiliated to the collective foundation of AXA LPP Foundation Suisse Romande. Funding is granted by means of defined saving contributions on individual retirement assets implementing a guaranteed interest and a fixed conversion rate for old age pensions of the retirement asset. In Switzerland, pension plans are financed by contributions of both, employees and employer. Contributions are defined by the plan regulations and cannot be decreased without amending the plan regulations. The risks of disability and death before retirement are covered by AXA insurance. The assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The pension arrangements are based on a contract of affiliation between the Company’s Swiss subsidiary and the AXA pension foundation, which can be terminated by either party. In the event of a termination, the Company’s Swiss subsidiary would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the Swiss employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company’s Swiss subsidiary.

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under ASC 715 Compensation – Retirement Benefits. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2021 and 2020, the accumulated pension obligation amounted to $22,648 and $18,789, respectively, as compared with plan assets of $15,751 and $12,436, respectively. Therefore, the net funded status was an obligation of $6,897 and $6,353, as of March 31, 2021 and March 31, 2020 respectively, which were recorded as liabilities on the consolidated balance sheets.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2021	March 31, 2020
Pension benefit obligation, beginning of year	$18,789	$17,784
Service cost	2,447	1,828
Contributions paid by plan participants	2,704	2,180
Interest cost	126	131
Benefits paid	(2,207)	(2,841)
Prior service cost	—	836
Actuarial loss / (gain)	473	(1,740)
Foreign currency translation	316	611
Pension benefit obligation, end of year	$22,648	$18,789

The actuarial losses on the projected benefit obligation as at March 31, 2021 result in part from changes in the assumptions compared to those adopted at March 31, 2020. There was a loss due to decrease in the discount rate assumption, which was offset by a gain due to changing the base mortality tables from BVG2015 to BVG2020 tables. A further loss due to experience resulted in an overall net actuarial loss to March 31, 2021. The experience loss can be attributed to the membership movements during the financial year.

	Year ended
	March 31, 2021	March 31, 2020
Fair value of plan assets, beginning of year	$12,436	$10,416
Actual return on plan assets	1,293	1,008
Contributions paid by employer	1,333	1,280
Contributions paid by plan participants	2,704	2,180
Benefits paid	(2,207)	(2,841)
Foreign currency translation	192	393
Fair value of plan assets, end of year	$15,751	$12,436

Contributions paid by plan participants include $1,768 and $1,375 of payments into the scheme on new employees joining in the years ended March 31, 2021 and March 31, 2020, respectively.

	Year ended
	March 31, 2021	March 31, 2020
Pension benefit obligation, end of year	$22,648	$18,789
Fair value of plan assets, end of year	15,751	12,436
Net funding obligation, end of year	$6,897	$6,353

The assumptions used to determine the pension benefit obligation at the end of each financial year are:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Price inflation	1.00%	1.00%	1.00%
Discount rate	0.35%	0.60%	0.70%
Interest rate on retirement savings capital	0.60%	0.60%	1.20%
Expected return on plan assets	1.75%	1.75%	1.20%
Average rate of salary increase	1.00%	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by AXA under a collective arrangement.  Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with AXA. The discount rate is based on bond yields at March 31, 2021 and March 31, 2020 of high quality corporate bonds taking into account the duration of the liabilities.

The net pension costs for the year are based on the assumptions adopted at the start of each financial year and comprise:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Employer service cost	$2,447	$1,828	$1,574
Interest cost	126	131	153
Expected return on plan assets	(243)	(130)	(131)
Amortization of prior service credit	58	(23)	(14)
Amortization of net loss	—	216	154
Net pension cost	$2,388	$2,022	$1,736

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
Net actuarial (gain) / loss	$(564)	$(1,841)	$1,027
Amortization of prior service credit	(58)	23	14
Amortization of net loss	—	(216)	(154)
	$(622)	$(2,034)	$887

The cumulative amounts recognized in other comprehensive income were $3,035 and $3,658 at March 31, 2021 and March 31, 2020 respectively. This represented a net loss of $2,431 and $2,995 at March 31, 2021 and March 31, 2020 respectively and a prior service cost of $605 at March 31, 2021 and $663 at March 31, 2020.

The following benefit payments are expected to be paid in the following periods:

2022	$1,122
2023	$1,161
2024	$1,178
2025	$1,199
2026	$1,215
2027 to 2030	$6,397

Expected annual employer contributions to the plan in the year ending March 31, 2022 amount to $1,436.

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

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses.

	Year ended March 31,
	2021	2020	2019
Numerator:
Net loss	$(108,470)	$(102,773)	$(105,386)
Net loss available to ordinary shareholders - basic and diluted	$(108,470)	$(102,773)	$(105,386)
Denominator:
Weighted-average shares outstanding - basic and diluted	91,637,966	71,610,035	54,874,391
Loss per share - basic and diluted	$(1.18)	$(1.44)	$(1.92)

The following sets out the numbers of the options, RSUs and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2021, March 31, 2020 and March 31, 2019, as their inclusion would have been anti-dilutive.

	March 31, 2021	March 31, 2020	March 31, 2019
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,810,785	1,848,052	1,936,397
Restricted share units awarded	902,409	694,347	966,689
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000	64,000
	2,888,719	2,717,924	3,078,611

13. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, the ARC facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million, which amounted to $5.0 million at March 31, 2021 and $4.5 million at March 31, 2020, and is included within other non-current assets in the consolidated balance sheets. In March 2015, the Company signed a five-year lease agreement for its corporate headquarters and MosaiQ manufacturing facility in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025. The Company also leases office space for commercial and development activities under one to three-year lease agreements in Newtown PA and Chapel Hill NC.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. There are no material non-lease components. As of March 31, 2021, an operating lease right-of-use asset of $22,011 and an operating lease liability of $24,354 (including a current portion of $3,446) were reflected on the consolidated balance sheet. As of March 31, 2020, an operating lease right-of-use asset of $21,493 and an operating lease liability of $22,947 (including a current portion of $3,033) were reflected on the consolidated balance sheet. As of March 31, 2021, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,384. An associated finance lease liability of $1,280 (including a current portion of $835) was reflected on the consolidated balance sheet. As of March 31, 2020, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $2,126. An associated finance lease liability of $1,715 (including a current portion of $598) was reflected on the consolidated balance sheet.

The elements of lease expense were as follows:

	Year ended March 31,
	2021	2020
Operating lease cost	$4,414	$3,694
Finance lease cost
Amortization of right-of-use asset	998	832
Interest on lease liabilities	129	119
Short-term lease cost	62	69
Total lease cost	$5,603	$4,714

Other information related to leases was as follows:

	Year ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$3,793	$3,043
Finance leases - financing cash flows	$633	$524
Finance leases - operating cash flows	$129	$119
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$332	$5,160
Right-of-use assets obtained in exchange for new finance lease liabilities	$130	$969

	As of March 31, 2021	As of March 31, 2020
Weighted average remaining lease terms (in years)
Operating leases	29.5	30
Finance leases	1.6	2.3
Weighted average discount rate
Operating leases	10.9%	10.8%
Finance leases	9.1%	4.5%

Future lease payments required under non-cancellable operating leases in effect as of March 31, 2021 were as follows:

	March 31, 2021	March 31, 2020
2022	$3,819	$3,335
2023	3,295	3,319
2024	3,285	3,050
2025	3,334	3,055
2026	2,237	3,105
Thereafter	71,347	66,138
Total lease payments	$87,317	$82,002
Less : imputed interest	(62,963)	(59,055)
Total operating lease liabilities	$24,354	$22,947

Future lease payments required under finance leases in effect as of March 31, 2021 were as follows:

	March 31, 2021	March 31, 2020
2022	$935	$720
2023	422	838
2024	42	349
2025	12	7
2026	—	—
Total lease payments	1,411	1,914
Less : imputed interest	(131)	(199)
Total finance lease liabilities	$1,280	$1,715

14. Subsequent Events

On May 26, 2021, the Company issued and sold $95.0 million aggregate principal amount of the Convertible Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework (2013). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in internal control over financial reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

d) Remediation of Previously Reported Material Weakness

As previously disclosed under “Item 4. Controls and Procedures” in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020, management identified a material weakness in the design of our internal control over the classification of indebtedness and the consistency of our primary financial statements with the underlying note disclosures. This material weakness also existed at June 30, 2020. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Management concluded at September 30, 2020 that we did not have adequate supervision and review controls over the classification of indebtedness and the consistency of our primary financial statements with the underlying note disclosures. This material weakness resulted in $12,083 thousand of indebtedness being classified as non-current liabilities instead of current liabilities in the condensed consolidated balance sheet as of June 30, 2020, while the correct maturity analysis was presented within the related note disclosure. This error had no impact on the condensed consolidated statement of comprehensive income, condensed consolidated statement of changes in shareholders’ equity, or condensed consolidated statement of cash flows for the quarter ended June 30, 2020, and this error was corrected prior to the issuance of the condensed consolidated financial statements for the quarter ended September 30, 2020. As a result, management concluded that, as of September 30, 2020 and December 31, 2020, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework 2013 issued by COSO.

During the fiscal year ended March 31, 2021, we remediated the material weakness in our internal control over financial reporting described above. In order to remediate the material weakness, we automated compilation of relevant captions of the primary financial statements from the detailed underlying accounting records and strengthened overall disclosure review controls through additional formal review processes

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified has been remediated as of March 31, 2021.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 62 through 93 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

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

4.12	Form of Debt Securities Indenture of Quotient Limited (Filed as Exhibit 4.8 to our Registration Statement on Form S-3 filed on July 31, 2015 (File No. 333-206026) and incorporated herein by reference)

Exhibit number	Description of exhibit

4.13

Registration Rights Agreement, dated December 13, 2019, among Quotient Limited, Heino von Prondzynski, Franz Walt and Christopher J. Lindop (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 13, 2019 and incorporated herein by reference)

4.14

Second Supplemental Indenture, dated March 5, 2021, among the Company, New Guarantor, Existing Guarantors, and U.S. Bank National Association, as Trustee and Collateral Agent (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference)

4.15

Supplement No. 1 to the Collateral Agreement, dated March 5, 2021, between the New Guarantor and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference)

4.16

Indenture, dated May 26, 2021, among the Company, the subsidiary guarantors party thereto and Wilmington Savings Fund Society, FSB, as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference)

4.17	Form of Global Note representing the 4.75% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference)

4.18	Registration Rights Agreement, dated May 26, 2021, between the Company and the Purchasers (filed as Exhibit 4.3 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

4.19*	Description of Share Capital

4.20

Third Supplemental Indenture, dated as of May 24, 2021, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (filed as Exhibit 4.4 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

10.1

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.3

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to our Current Report on Form 8-K on February 14, 2017 and incorporated herein by reference)

10.4

Amendment to employment agreement between Quotient Limited and Christopher Lindop dated April 5, 2018 (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 7, 2018 and incorporated herein by reference)

10.5

Amendment to employment agreement between Quotient Limited and Christopher Lindop, dated as of September 19, 2018, (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 6, 2018 and incorporated herein by reference)

10.6

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.7

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

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

Exhibit number	Description of exhibit

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

10.29	Form of Royalty Right Agreement dated as of June 29, 2018 (filed as Exhibit 10.1 to our Form 8-K filed on June 29, 2018 and incorporated herein by reference)

10.30	Form of Amendment to Royalty Right Agreement, dated as of June 29, 2018 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 7, 2018)

Exhibit number	Description of exhibit

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

10.34#

Second Amendment to TTP Intellectual Property Rights Agreement, dated as of April 24, 2017, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 99.2 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.35#

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

10.41

Amendment to Employment Agreement, dated as of July 2, 2019, by and between Quotient Limited and Franz Walt (filed as Exhibit 99.2 to our report on Form 8-K filed on July 3, 2019 and incorporated herein by reference)

10.42

Lease Extension Agreement, dated October 2, 2019, among Quotient Limited, FidFund Management SA, Quotient Suisse SA, Nemaco Flecheres B.V., Nemaco Switzerland SA and Cadbury Europe SA amending the lease agreement dated March 10, 2010, by and between Nemaco Flecheres B.V., Nemaco Suisse SA and Cadbury Europe SA (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2020 and incorporated herein by reference)

10.43

Change of Control Agreement, dated November 8, 2019, between Quotient Limited and Ernest Larnach (filed as Exhibit 10.4 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.44

Transition Agreement, dated December 10, 2019, between Quotient Limited and Roland Boyd (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.45

Amendment No. 1 to Employment Agreement, dated December 12, 2019, between Alba Bioscience Limited and Ernest Larnach (filed as Exhibit 10.3 to our Current Report on Form 8-K on December 13, 2019 and incorporated herein by reference)

10.46

Agreement, dated December 20, 2019, among Ortho-Clinical Diagnostics, Inc., Quotient Suisse SA and QBD (QS-IP) Limited (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 27, 2019 and incorporated herein by reference)

10.47

Transition Agreement, dated January 3, 2020, between Quotient Limited and Christopher Lindop (filed as Exhibit 10.1 to our Current Report on Form 8-K on January 7, 2020 and incorporated herein by reference)

10.48	Employment Agreement, dated January 3, 2020, between Quotient Limited and Peter Buhler (filed as Exhibit 10.2 to our Current Report on Form 8-K on January 7, 2020 and incorporated herein by reference)
10.49

Form of Change of Control Agreement, dated January 7, 2020, between Quotient Limited and Peter Buhler (filed as Exhibit 10.3 to our Current Report on Form 8-K on January 7, 2020 and incorporated herein by reference)

Exhibit number	Description of exhibit
10.50

Amendment to the Service Agreement, dated January 7, 2020, between Quotient Biodiagnostics Holdings Limited (since renamed Quotient Limited) and Edward Farrell (filed as Exhibit 10.4 to our Current Report on Form 8- K on January 7, 2020 and incorporated herein by reference)

10.51

Amendment to the Employment Agreement, dated January 7, 2020, between Alba Bioscience Limited and Jeremy Stackawitz (filed as Exhibit 10.5 to our Current Report on Form 8-K on January 7, 2020 and incorporated herein by reference)

10.52

Form of Option Award Agreement, dated as of February 5, 2020, by and between Quotient Limited and Peter Buhler (filed as Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-236295) on February 6, 2020 and incorporated herein by reference)

10.53

Form of Restricted Stock Unit Award Agreement, dated as of February 5, 2020, by and between Quotient Limited and Peter Buhler (filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333- 236295) on February 6, 2020 and incorporated herein by reference)

10.54	Form of Termination of Letter of Appointment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on November 6, 2020 and incorporated herein by reference)

10.55†

Third Amendment to TTP Intellectual Property Rights Agreement, dated September 24, 2020, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 6, 2020 and incorporated herein by reference)

10.56	Form of Share Option Award Agreement (filed as Exhibit 4.2 to our registration statement on Form S-8 filed on November 6, 2020 and incorporated herein by reference)

10.57

Employment Agreement, dated December 18, 2020, between Quotient Suisse SA and Vittoria Bonasso (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 4, 2021 and incorporated herein by reference)

10.58

Change of Control Agreement, dated February 1, 2021, between the Company and Vittoria Bonasso (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on February 4, 2021 and incorporated herein by reference)

10.59†

Letter Agreement, dated September 4, 2020, between Quotient Limited and Ortho-Clinical Diagnostics, Inc. (filed as Exhibit 10.1 to report on Form 8-K on September 8, 2020 and incorporated herein by reference)

10.60

Offer dated September  4, 2019 to vary the missives between Quotient Biocampus Limited and Roslin Assets Limited in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2019 and incorporated herein by reference)

10.61

Acceptance dated September  4, 2019 of offer to vary the missives between Quotient Biocampus Limited and Roslin Assets Limited  in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2019 and incorporated herein by reference)

10.62†

Second Amendment to STRATEC Supply and Manufacturing Agreement, dated November  4, 2019, between STRATEC SE and QBD (QSIP) Limited (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 4, 2020 and incorporated herein by reference)

10.63

Change of Control Agreement, dated as of November 20, 2020, between the Company and Franz Walt (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 24, 2020 and incorporated herein by reference)

10.64

Transition, Separation & Consultancy Agreement, dated February 23, 2021, between the Company and Franz Walt (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2021 and incorporated herein by reference)

10.65

Employment Agreement, dated February 23, 2021, between the Company and Manuel Mendez (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2021 and incorporated herein by reference)

10.66	Form of Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 4.2 to our registration statement on Form S-8 filed on March 30, 2021 and incorporated herein by reference)

10.67*	Change of Control Agreement, dated April 1, 2021, between the Company and Manuel Mendez

10.68*	Form of Change of Control Agreement (Switzerland)

Exhibit number	Description of exhibit
10.69*	Form of Change of Control Agreement (United States)

10.70*	Form of Change of Control Agreement (England)

10.71*	Form of Change of Control Agreement (Scotland)

10.72*	Form of Change of Control Agreement (Ireland)

10.73

Purchase Agreement, dated May 23, 2021, among the Company, the subsidiary guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.
*	Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Eysins, Switzerland on June 3, 2021

QUOTIENT LIMITED

By:	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Manuel O. Méndez	Chief Executive Officer (Principal Executive Officer)	June 3, 2021
Manuel O. Méndez

/s/ Peter Buhler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 3, 2021
Peter Buhler

/s/ Heino von Prondzynski	Chairman of the Board of Directors	June 3, 2021
Heino von Prondzynski

/s/ Catherine Larue	Director	June 3, 2021
Catherine Larue

/s/ Frederick Hallsworth	Director	June 3, 2021
Frederick Hallsworth

/s/ Brian McDonough	Director	June 3, 2021
Brian McDonough

/s/ Isabelle Buckle	Director	June 3, 2021
Isabelle Buckle

/s/ Zubeen Shroff	Director	June 3, 2021
Zubeen Shroff

/s/ John Wilkerson	Director	June3, 2021
John Wilkerson

/s/ Jeremy Stackawitz	Authorized Representative in the United States	June 3, 2021
Jeremy Stackawitz