Form 10-Q
period 2021-06-30
Quotient Ltd
filed 2021-08-05
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 101,589,125 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•	the continuing development, regulatory approval and commercialization of the MosaiQ™️ technology, or “MosaiQ”;
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
•

the impact on our business, financial condition and available liquidity of the uncertainty as to the timing and amount of future cash distributions by two investment funds in which we have remaining investments of approximately $29 million;

•	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the on-going COVID-19 pandemic;
•	the long-term impact on our business of the United Kingdom ceasing to be a member of the European Union;
•	the effects of competition;
•	the expected outcome or impact of arbitration or litigation
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	the status of our business relationship with Ortho;
•

our anticipated cash needs, including the adequacy of our available cash and short-term investment balances relative to our forecasted cash requirements for the next 12 months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures; and

•	our plans for executive and director compensation for the future.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2021, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$114,547	$45,673
Short-term investments	52,112	65,999
Trade accounts receivable, net	4,452	5,323
Inventories	23,161	22,011
Prepaid expenses and other current assets	8,292	4,870
Total current assets	202,564	143,876
Restricted cash	8,306	9,024
Property and equipment, net	38,134	38,530
Operating lease right-of-use assets	21,716	22,011
Intangible assets, net	603	619
Deferred income taxes	239	255
Other non-current assets	4,984	4,956
Total assets	$276,546	$219,271
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,616	$4,659
Accrued compensation and benefits	8,314	11,833
Accrued expenses and other current liabilities	10,656	13,889
Current portion of long-term debt	30,208	24,167
Current portion of operating lease liability	3,374	3,446
Current portion of finance lease obligation	883	835
Total current liabilities	58,051	58,829
Long-term debt, less current portion	188,388	137,936
Convertible loan derivatives	29,886	—
Operating lease liability, less current portion	20,872	20,907
Finance lease obligation, less current portion	440	445
Deferred income taxes	1,649	1,824
Defined benefit pension plan obligation	7,218	6,896
7% Cumulative redeemable preference shares	21,738	21,475
Total liabilities	328,242	248,312
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,527,188 and 101,264,412 issued and outstanding at June 30, 2021 and March 31, 2021 respectively	540,734	540,813
Additional paid in capital	39,939	38,116
Accumulated other comprehensive loss	(16,066)	(16,065)
Accumulated deficit	(616,303)	(591,905)
Total shareholders' equity (deficit)	(51,696)	(29,041)
Total liabilities and shareholders' equity (deficit)	$276,546	$219,271

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2021	2020
Revenue:
Product sales	$9,041	$8,924
Other revenues	48	—
Total revenue	9,089	8,924
Cost of revenue	(5,290)	(5,414)
Gross profit	3,799	3,510
Operating expenses:
Sales and marketing	(2,493)	(2,243)
Research and development, net of government grants	(12,477)	(11,450)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,823)	(960)
Other general and administrative expenses	(8,983)	(8,578)
Total general and administrative expense	(10,806)	(9,538)
Total operating expense	(25,776)	(23,231)
Operating loss	(21,977)	(19,721)
Other (expense) income:
Interest expense, net	(632)	(5,926)
Other, net	(1,791)	233
Other expense, net	(2,423)	(5,693)
Loss before income taxes	(24,400)	(25,414)
Provision for income taxes	2	(15)
Net loss	$(24,398)	$(25,429)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(112)	$(3)
Change in unrealized gain on short-term investments	(121)	(404)
Foreign currency gain (loss)	217	146
Provision for pension benefit obligation	15	13
Other comprehensive loss, net	(1)	(248)
Comprehensive loss	$(24,399)	$(25,677)
Net loss available to ordinary shareholders - basic and diluted	$(24,398)	$(25,429)
Loss per share - basic and diluted	$(0.24)	$(0.32)
Weighted-average shares outstanding - basic and diluted	101,390,749	80,485,985

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
March 31, 2021	101,264,412	$540,813	$38,116	$(16,065)	$(591,905)	$(29,041)
Issue of shares upon exercise of incentive share options and vesting of RSUs	262,776	(79)	—	—	—	(79)
Net loss	—	—	—	—	(24,398)	(24,398)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(112)	—	(112)
Change in unrealized gain on short-term investments	—	—	—	(121)	—	(121)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,989)	—	(4,989)
Retranslation of foreign entities	—	—	—	5,206	—	5,206
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,823	—	—	1,823
June 30, 2021	101,527,188	$540,734	$39,939	$(16,066)	$(616,303)	$(51,696)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares upon exercise of incentive share options and vesting of RSUs	195,114	59	—	—	—	59
Net loss	—	—	—	—	(25,429)	(25,429)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain on short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,539)	—	(4,539)
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss	—	—	—	(248)	—	(248)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	$459,990	$34,092	$(15,403)	$(508,864)	$(30,185)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(24,398)	$(25,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,389	1,953
Share-based compensation	1,823	960
Increase in deferred lease rentals	176	169
Swiss pension obligation	188	253
(Accretion) amortization of deferred debt issue costs and discount	(4,011)	2,078
Change in fair value of convertible loan derivatives	1,984	—
Accrued preference share dividends	263	263
Income taxes	(170)	15
Net change in assets and liabilities:
Trade accounts receivable, net	893	(587)
Inventories	(834)	(638)
Accounts payable and accrued liabilities	(2,203)	(1,514)
Accrued compensation and benefits	(3,671)	(2,025)
Other assets	(3,482)	(306)
Net cash used in operating activities	(32,053)	(24,808)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	—
Realization of short-term investments	18,551	29,314
Purchase of property and equipment	(1,405)	(830)
Net cash provided by investing activities	12,646	28,484
FINANCING ACTIVITIES:
Repayment of finance leases	(213)	(171)
Proceeds from issuance of long-term debt	104,222	—
Debt issuance costs	(3,732)	—
Repayments of long-term debt	(12,083)	—
(Cost of) proceeds from issuance of ordinary shares and warrants	(79)	59
Net cash provided by (used in) financing activities	88,115	(112)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(552)	(158)
Change in cash, cash equivalents and restricted cash	68,156	3,406
Beginning cash, cash equivalents and restricted cash	54,697	12,940
Ending cash, cash equivalents and restricted cash	$122,853	$16,346
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114,547	$7,325
Restricted cash	8,306	9,021
Total cash, cash equivalents and restricted cash	$122,853	$16,346

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2022 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $616.3 million as of June 30, 2021. At June 30, 2021, the Company had available cash holdings and short-term investments of $166.7 million. These holdings include $32.6 million of investments, which is net of impairment and foreign currency impacts, held in two short-term investment funds with Credit Suisse Asset Management (‘CSAM’) that are currently in the process of being liquidated. The remaining short-term investments to be liquidated are subject to significant valuation uncertainty. The Company recognized an impairment of $2.3 million related to one of the funds invested with CSAM for the year ended March 31, 2021. No additional information was received during the quarter ended June 30, 2021 that would indicate further impairments were required.

During July of 2021, payments from the CSAM funds of $5.8 million were received. While the timing and amount of further payments are not clear (see Note 6), the Company estimates that it will receive the remaining distributions over the next year. Should that not be the case, the Company has identified compensating, controllable operating expense and discretionary capital expenditure mitigation measures which would not adversely impact strategic objectives.

The Company’s existing available cash and short-term investment balances are adequate to meet its forecasted cash requirements for the next twelve months and accordingly the financial statements have been prepared on the going concern basis.

Thereafter, the Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and short-term investment balances, the sale of rights and other assets, and the issuance of new equity or debt.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $8.0 and $8.7 million, respectively at June 30, 2021 and March 31, 2021, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $306 and $324 at June 30, 2021 and March 31, 2021, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.  Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $81.4 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Of this $81.4 million, the Company received $18.5 million of distributions during the quarter ended June 30, 2021 and $5.8 million was received subsequent to quarter end. While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, the Company does not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million during the year ended March 31, 2021 related to this fund. No additional information was received during the quarter ended June 30, 2021, that would indicate further impairments were required.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of June 30, 2021 and March 31, 2021.

Revenue Recognition

In the three month period ended June 30, 2021, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2021, there were no other material revenues to be recognized in future periods related to remaining performance obligations at June 30, 2021.

The Company’s other significant accounting policies are described in Note 1 to the audited annual Consolidated Financial Statements for the year ended March 31, 2021 included in our 2021 Form 10-K.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on April 1, 2021 using the modified retrospective approach and it did not have a material impact on its financial statements. See Note 3 “Debt” for further detail on the Company’s accounting policy for convertible debt instruments.

Note 3. Debt

Long-term debt comprises:

	June 30, 2021	March 31, 2021
Total Secured Notes	$132,917	$145,000
Less current portion	(30,208)	(24,167)
Total Secured Notes	102,709	120,833

Royalty liability	17,866	23,150
Deferred debt costs, net of amortization	(5,229)	(6,047)

Convertible Notes	105,000	—
Debt discount, net of amortization	(28,286)	—
Deferred debt costs, net of amortization	(3,672)	—
Total Convertible Notes	73,042	—
Long-term debt, less current portion	$188,388	$137,936

The Company’s debt at June 30, 2021 comprises the Secured Notes, the royalty liability and the Convertible Notes. The Company’s debt at March 31, 2021 comprised the Secured Notes and the royalty liability.

Secured Notes

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

The Company paid $8.7 million of the total proceeds of the three issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture, $1.5 million of which related to the third issuance on May 15, 2019. Following the April 15, 2021 repayment of the Secured Notes the balance held in the cash reserve account was reduced to $8.0 million.

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. On April 15, 2021, the Company made a $12.1 million principal payment on the Secured Notes. Additionally, principal payments are due on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements, estimated at $65.2 million at June 30, 2021, and $106.5 million at March 31, 2021, have been combined with the Secured Notes issuance costs and interest payable to calculate the effective interest rate of the Secured Notes and will be expensed through interest expenses using the effective interest rate method over the term of the Secured Notes and such royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the Secured Notes. The decrease in value of the future cash outflows under the royalty rights agreement as of June 30, 2021 is driven by a shift of expected revenues towards markets outside of Europe and the USA.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the " Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. At June 30, 2021, accrued interest of $469 is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements.

At any time before the close of business on the second business day immediately before the maturity date, holders of the Convertible Notes can convert the Convertible Notes either in whole or in part into the Company’s ordinary shares at an initial conversion rate of 176.3668 ordinary shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustments.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within convertible loan derivatives in the consolidated balance sheet. The convertible loan derivative is measured at fair value and changes are recognized within other, net in the accompanying consolidated financial statements.

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Senior Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. For the quarter ended June 30, 2021, the total interest expense was $923 with coupon interest of $469 and the amortization of debt discount and issuance costs of $454.

At June 30, 2021, the Company’s Secured Notes and Convertible Notes were repayable as follows:

Within 1 year	$30,208
Between 1 and 2 years	48,334
Between 2 and 3 years	54,375
Between 3 and 4 years	—
Between 4 and 5 years	105,000
Total debt	$237,917

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2021	March 31, 2021
Raw materials	$9,287	$9,189
Work in progress	9,260	9,105
Finished goods	4,614	3,717
Total inventories	$23,161	$22,011

Inventory at June 30, 2021 included $6,676 of raw materials, $4,308 of work in progress and $2,443 of finished goods related to the MosaiQ project. Inventory at March 31, 2021, included $6,829 of raw materials and $4,321 of work in progress and $1,465 of finished goods related to the MosaiQ project.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	March 31, 2021
Accrued legal and professional fees	$1,633	$885
Accrued interest	3,834	8,009
Goods received not invoiced	2,946	1,722
Accrued capital expenditure	83	1,201
Other accrued expenses	2,160	2,072
Total accrued expenses and other current liabilities	$10,656	$13,889

Note 5. Commitments and contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three foreign currency forward contracts to sell $500 and purchase pounds sterling at a rate of £1:$1.2600 in each calendar month from July 2021 through September 2021, three contracts to sell $500 in each calendar month from October 2021 through December 2021 at £1:$1.3090 and three contracts to sell $500 in each calendar month from January 2022 through March 2022 at £1:$1.3735, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at June 30, 2021, and similar contracts in place at March 31, 2021, amounted to assets of $243 and $355, respectively.

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

Note 6. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$17,040	$—	$17,040
Short-term investments(2)	—	19,500	—	19,500
Foreign currency forward contracts(3)	$—	$243	$—	$243
Total assets measured at fair value	$—	$36,783	$—	$36,783

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible loan derivatives(4)	$—	$29,886	$—	$29,886
Total liabilities measured at fair value	$—	$29,886	$—	$29,886

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$15,751	$—	$15,751
Short-term investments(2)	—	15,000	—	15,000
Foreign currency forward contracts(3)	—	355	—	355
Total assets measured at fair value	$—	$31,106	$—	$31,106

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the AXA LLP Foundation Suisse Romande collective investment fund.

(2)

The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date. The short-term investments as of June 30, 2021, relate to investments made in a Treasury Money Market Fund.

(3)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

(4)

The fair value of the Convertible loan derivatives has been determined by utilizing a single factor lattice model using market-based observable inputs such as historical share prices for Quotient Limited, interest rates derived from the U.S. Dollar Swap interest rate curve, credit spread, and implied volatility obtained from third party market price quotations.

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.  Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $81.4 million. Of this $81.4 million, the Company received $18.5 million of distributions during the quarter ended June 30, 2021 and $5.8 million was received subsequent to quarter end. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

 For the year ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held short-term investments served as a trigger to evaluate the investments for impairment. Accordingly, we performed a qualitative assessment for impairment. As a result of this assessment, Quotient determined that an impairment was required.  The Credit Suisse linked short-term investment asset with a carrying value of $110.3 million was written down to its estimated fair value of $108.0 million, resulting in an impairment of $2.3 million. This impairment was included in Other, net within our consolidated statements of comprehensive loss for the year ended March 31, 2021. No additional information was received during the quarter ended June 30, 2021 that would indicate further impairments were required. The carrying value of the investments at June 30, 2021 was $32.6 million.

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

The total unrealized gains on the short-term investments were $359 and $317 in the three month periods ended June 30, 2021 and June 30, 2020, respectively. The amount of these unrealized gains reclassified to earnings were $121 and $721 in the three month periods ended June 30, 2021 and June 30, 2020, respectively.

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2021	March 31, 2021	Par value
Ordinary shares	101,527,188	101,264,412	$—
Total	101,527,188	101,264,412	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021
7% Cumulative Redeemable Preference shares	666,665	666,665	$32.61	$32.21
Total	666,665	666,665

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

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,823 and $960 in the quarters ended June 30, 2021 and June 30, 2020, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2021	1,810,785	$7.69	68
Granted	990,401	3.77	120
Exercised	—	—	—
Forfeited	(146,110)	6.57	—
Outstanding — June 30, 2021	2,655,076	$6.29	85
Exercisable —June 30, 2021	1,421,792	$8.22	58

 .

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at June 30, 2021 was $3.64.

The following table summarizes the options granted in the quarter end June 30, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2021 (1)	857,015	$3.68	$3.68	$2.41
June 10, 2021	133,386	4.37	4.37	2.85

(1)

On April 1, 2021, in connection with the appointment of Manuel O. Méndez as Chief Executive Officer, we granted Mr. Méndez 857,015 options to purchase ordinary shares at an exercise price of $3.68 per share. These grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Mr. Méndez joining our Company. The options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Mr. Méndez’s service is terminated, any options not vested shall be forfeited upon termination.

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the quarter ended June 30, 2021 and June 30, 2020 amounted to $2,447 and $294, respectively.

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

A summary of the assumptions applicable to the share options issued in the quarter ended June 30, 2021 is as follows:

	April 1, 2021	June 10, 2021
Risk-free interest rate	1.74%	1.48%
Expected lives (years)	6	6
Volatility	74.20%	74.10%
Dividend yield	—	—
Grant date fair value (per share)	$3.68	$4.37
Number granted	857,015	133,386

A summary of the RSUs in issue at June 30, 2021 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	1,833,825	18	N/A
RSUs subject to milestone and performance based vesting	362,770	N/A	N/A

At June 30, 2021, 1,833,825 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 18 months. In addition, 91,031 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 271,739 RSUs were subject to vesting based on the achievement of financial objectives in the year 2024.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended June 30,
	2021	2020
Tax rate change	$(335)	$—
Impact of tax uncertainties
Foreign tax rate differential	1,255	847
Increase in valuation allowance against deferred tax assets	(918)	(862)
Provision for income tax	$2	$(15)

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended
	June 30,
	2021	2020
Employer service cost	$626	$571
Interest cost	22	30
Expected return on plan assets	(76)	(57)
Amortization of prior service credit	15	13
Amortization of net loss	—	—
Net pension cost	$587	$557

The employer contributions for the quarters ended June 30, 2021 and June 30, 2020 were $398 and $317, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2022 are $1,436.

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

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended
	June 30,
	2021	2020
Numerator:
Net loss	$(24,398)	$(25,429)
Net loss available to ordinary shareholders - basic and diluted	$(24,398)	$(25,429)
Denominator:
Weighted-average shares outstanding - basic and diluted	101,390,749	80,485,985
Loss per share - basic and diluted	$(0.24)	$(0.32)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2021 and June 30, 2020 as their inclusion would have been anti-dilutive:

	June 30, 2021	June 30, 2020
Ordinary shares issuable on conversion of Senior Convertible Notes at $5.67 per share	18,518,514	-
Restricted share units awarded	2,196,595	896,130
Ordinary shares issuable on exercise of options to purchase ordinary shares	1,421,792	1,877,923
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
	22,312,426	2,949,578

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 3, 2021.

The information set forth and discussed below for the quarters ended June 30, 2021 and June 30, 2020 is derived from the condensed consolidated financial statements included under Part I, Item 1 “Financial Statements” above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2021, particularly in “Risk Factors.”

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

We currently operate as one business segment with 427 employees in the United Kingdom, Switzerland and the United States, as of June 30, 2021. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 25% of total revenue during the quarter ended June 30, 2021 and 44% during the quarter ended June 30, 2020.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2021, we had an accumulated deficit of $616.3 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2022 as we continue our investment in the commercialization of MosaiQ. For the quarter ended June 30, 2021, our total revenue was $9.1 million and our net loss was $24.4 million.

From our incorporation in 2012 to March 31, 2021, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes, or the “Secured Notes”.

On May 26, 2021, we issued $95.0 million aggregate principal amount of the 4.75% Convertible Notes due 2026 (the “Convertible Notes”) and on June 2, 2021, we issued an additional $10.0 million aggregate principal amount of the Convertible Notes.

As of June 30, 2021, we had available cash, cash equivalents and short-term investments of $166.7 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 3, 2021.

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

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 have impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. In June 2021, we restarted field trials in Europe. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. We expect these trials to commence in the fourth quarter of calendar year 2021. We expect field trials for the expanded MosaiQ SDS Microarray to commence in the second quarter of calendar year 2022.

•

Ongoing Regulatory Approval Process – we filed for U.S. regulatory approval for our initial MosaiQ SDS Microarray on December 23, 2019. On January 21, 2020, we received a request from the FDA for additional testing data related to specific individual performance characteristics of the assays on this microarray. We anticipate that we will resubmit our filing for 510(k) clearance for the initial MosaiQ SDS Microarray around year-end of calendar year 2021. We expect to make the initial European regulatory submissions for our expanded MosaiQ IH Microarray during the third quarter of calendar year 2021, with the U.S. regulatory submissions following in the fourth quarter of calendar year 2021 or first quarter of calendar year 2022. We expect to receive the CE mark for the expanded MosaiQ IH Microarray around year end. We expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the third quarter of calendar year 2022, with the U.S. regulatory submission following in the third or fourth quarter of calendar year 2022. As noted above, our progress toward regulatory approvals has been adversely impacted by the disruptive effect of the COVID-19 pandemic. Our timing expectations described in this paragraph are subject to a variety of factors, including COVID-19 impacts, that could cause further delays.

•

Patient IH Microarray – we are developing for Ortho-Clinical Diagnostics Inc. (or Ortho), a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray), and we expect to submit it for CE mark in the third quarter of calendar year 2022.

COVID-19 Pandemic

You should read the following COVID-19 pandemic update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021 filed with the SEC on June 3, 2021.

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

In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the quarter ended June 30, 2021 and 2020.

However, the COVID-19 pandemic has negatively affected the on-going field trials for our expanded MosaiQ IH Microarray, with travel restrictions and lockdowns making it difficult for relevant teams to spend time on-site and resulting in trials repeatedly stopping and restarting. Furthermore, these restrictions and lockdowns have impacted our research and development activities, slowed down the regulatory approval process and delayed the timing of customer tenders. There continue to be surges in various countries or regions resulting in a continuous process of restriction and lockdown relaxations and re-instatement.  This continues to be a challenge to realization of all research and development activities including the clinical trial performance evaluations.

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 67% and 69% for the quarter ended June 30, 2021 and June 30, 2020, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues.

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

Net interest expense consists primarily of interest charges on our Secured Notes and Convertible Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 3, “Debt” and Note 7, “Ordinary and Preference Shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Other income (expense), net consists of the change in fair value of our convertible debt derivative and the impact of exchange rate fluctuations. See Note 3, “Debt” and Note 6, “Fair value measurement” to our condensed consolidated financial statements included in this Quarterly Report for additional information. Exchange rate fluctuations include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our legal entities are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity.

Provision for income taxes in the quarter ended June 30, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended June 30, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended June 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$9,041	99%	$8,924	100%	$117	1%
Other revenues	48	1%	—	0%	48	100%
Total revenue	9,089	100%	8,924	100%	165	2%
Cost of revenue	5,290	58%	5,414	61%	(124)	-2%
Gross profit	3,799	42%	3,510	39%	289	8%
Operating expenses:
Sales and marketing	2,493	27%	2,243	25%	250	11%
Research and development	12,477	137%	11,450	128%	1,027	9%
General and administrative	10,806	119%	9,538	107%	1,268	13%
Total operating expenses	25,776	284%	23,231	260%	2,545	11%
Operating loss	(21,977)	-242%	(19,721)	-221%	(2,256)	11%
Other (expense) income:
Interest expense, net	(632)	-7%	(5,926)	-66%	5,294	-89%
Other, net	(1,791)	-20%	233	3%	(2,024)	-870%
Total other expense, net	(2,423)	-27%	(5,693)	-64%	3,270	-57%
Loss before income taxes	(24,400)	-268%	(25,414)	-285%	1,014	-4%
Provision for income taxes	2	—	(15)	—	17	-113%
Net loss	$(24,398)	-268%	$(25,429)	-285%	$1,031	-4%

Revenue

Total revenue for the quarter ended June 30, 2021 increased by 2% to $9.1 million, compared with $8.9 million for the quarter ended June 30, 2020. Product sales for the quarter ended June 30, 2021 increased by 1% to $9.0 million, compared with $8.9 million for the quarter ended June 30, 2020. The increase in product sales was primarily attributable to growth in incremental direct sales of conventional reagent products to customers in the United States. Other revenues for the quarter ended June 30, 2021 related to a small development project for an OEM customer. There were no similar development projects during the quarter ended June 30, 2020.

Products sold by standing purchase order were 67% of product sales for the quarter ended June 30, 2021, compared with 69% for the quarter ended June 30, 2020.

The table below sets forth revenue by product group:

	Quarter ended June 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,856	64%	$6,184	69%	$(328)	-5%
Product sales - direct customers and distributors	$3,145	35%	2,629	29%	516	20%
Product sales - MosaiQ	40	0%	111	1%	(71)	-64%
Other revenues	48	1%	—	0%	48	100%
Total revenue	$9,089	100%	$8,924	100%	$165	2%

OEM Sales. Product sales to OEM customers decreased 5% to $5.9 million for the quarter ended June 30, 2021, compared with $6.2 million for the quarter ended June 30, 2020. The decrease was due to there being only three shipment cycles for our red blood cell-

based products in the quarter ended June 30, 2021, compared to four shipment cycles in the quarter ended June 30, 2020. There were also price decreases related to certain OEM customers effective in the quarter ended June 30, 2021.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $3.1 million for the quarter ended June 30, 2021 increased by $0.5 million compared with $2.6 million for the quarter ended June 30, 2020. This increase was due to increased direct sales in the United States which increased to $2.8 million in the quarter ended June 30, 2021 from $2.4 million in the quarter ended June 30, 2020 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the quarters ended June 30, 2021 and June 30, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray.

Other Revenues. Other revenues in the quarter ended June 30, 2021 related to a small development project for an OEM customer. There were no similar development projects during the quarter ended June 30, 2020.

Cost of revenue and gross margin

Cost of revenue reduced by 2% to $5.3 million for the quarter ended June 30, 2021 compared with $5.4 million for the quarter ended June 30, 2020. This decrease was mainly attributable to higher production activity in the UK for the quarter ended June 30, 2021 and a reduction in costs associated with operating under social distancing restrictions compared to the prior year.

Gross profit on total revenue for the quarter ended June 30, 2021 was $3.8 million, an increase of 8% when compared with $3.5 million for the quarter ended June 30, 2020.  The increase was mainly attributable to the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $3.75 million for the quarter ended June 30, 2021, an increase of 7% when compared with $3.5 million for the quarter ended June 30, 2020. This increase was mainly attributable to higher production activity in the UK for the quarter ended June 30, 2021, a change in mix of product sales and reduction in costs associated with operating under social distancing restrictions compared to the prior year.

Gross margin on product sales, which excludes other revenues, was 41% for the quarter ended June 30, 2021 compared with 39% for the quarter ended June 30, 2020.

Sales and marketing expenses

Sales and marketing expenses were $2.5 million for the quarter ended June 30, 2021, compared with $2.2 million for the quarter ended June 30, 2020. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ. As a percentage of total revenue, sales and marketing expenses were 27% for the quarter ended June 30, 2021 compared to 25% for the quarter ended June 30, 2020.

Research and development expenses

	Quarter ended June 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$12,356	136%	$11,103	124%	$1,253	11%
Other research and development	356	4%	467	5%	(111)	-24%
Tax credits	(235)	-3%	(120)	-1%	(115)	96%
Total research and development expenses	$12,477	137%	$11,450	128%	$1,027	9%

Research and development expenses increased by 9% to $12.5 million for the quarter ended June 30, 2021 compared with $11.5 million for the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the increase in MosaiQ research and development costs is driven by higher material expenses, salary and benefit costs, and provisions on certain raw materials and offset by changes to the estimated useful economic lives of certain operating equipment.

General and administrative expenses

General and administrative expenses increased by 13% to $10.8 million for the quarter ended June 30, 2021, compared with $9.5 million for the quarter ended June 30, 2020. This increase was attributable to additional costs, including stock compensation charges, associated with changes in company management offset by lower legal and professional expenses. We recognized $1.8 million of stock compensation expense in the quarter ended June 30, 2021 compared with $1.0 million in the quarter ended June 30, 2020. As a percentage of total revenue, general and administrative expenses were 119% for the quarter ended June 30, 2021 compared to 107% for the quarter ended June 30, 2020.

Other (expense) income

Net interest expense was $0.6 million for the quarter ended June 30, 2021 compared with $5.9 million for the quarter ended June 30, 2020. Interest expense in the quarters ended June 30, 2021 and June 30, 2020 included $4.1 million and $4.3 million respectively, of interest charges on our Secured Notes. Interest expense for the quarter ended June 30, 2021 also included $0.9 million of interest charges related to the Convertible Notes which were issued during the quarter. Interest expense in the quarter ended June 30, 2021 also included a credit related to amortization of deferred debt issue costs and estimated royalty costs of $4.5 million, compared to an expense of $2.1 million in the quarter ended June 30, 2020. The change from an expense to a credit for these items reflected a decrease in the projected sales for products subject to the royalty rights agreements, resulting in a reduction of the overall royalty cost estimates. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2021 and June 30, 2020. In addition, in the quarter ended June 30, 2021 we realized gains of $0.1 million on our short-term money market investments compared to $0.7 million for the quarter ended June 30, 2020.

Other, net was $1.8 million in expense for the quarter ended June 30, 2021 compared with $0.2 million in income for the quarter ended June 30, 2020. For the quarter ended June 30, 2021 this comprised of $2.0 million expense related to the change in fair value associated with the Convertible Loan derivative and $0.2 million in foreign exchange gain arising on monetary assets and liabilities denominated in foreign currencies compared to $0.2 million of foreign exchange gains for the quarter ended June 30, 2020.

Provision for income taxes

Provision for income taxes in the quarter ended June 30, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. In fiscal 2021 we made 14 shipments with the additional shipments in the first and fourth quarters. In fiscal 2022, the greatest impact of extra product shipments is expected to occur in our fourth quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $616.3 million. During the quarter ended June 30, 2021, we incurred a net loss of $24.4 million and used $32.1 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2021 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2021, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of the Secured Notes.

On May 26, 2021, we issued and sold $95.0 million aggregate principal amount of the Convertible Notes to in a private offering to institutional investors and on June 2, 2021, we issued an additional $10.0 million aggregate principal amount of the Convertible Notes. The Convertible Notes are guaranteed by our material subsidiaries. The Convertible Notes are our unsecured, senior obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness. The Convertible Notes are convertible at the option of the holders at an initial conversion rate of 176.3668 ordinary shares per $1,000.00 principal amount of Convertible Notes, subject to customary anti-dilution adjustments. We have the right to redeem the Convertible Notes in certain circumstances.

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $81.4 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the amount or timing of any such distribution.

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

As of June 30, 2021, we had available cash, cash equivalents and short-term investments of $166.7 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the Quarters ended June 30, 2021 and 2020

Operating activities

Net cash used in operating activities was $32.1 million during the three month period ended June 30, 2021, which included net losses of $24.4 million offset by non-cash items of $1.6 million. Non-cash items were depreciation and amortization expense of $1.4 million, share-based compensation expense of $1.8 million, change in fair value of convertible loan derivatives of $2.0 million, Swiss pension costs of $0.2 million, a credit related to amortization of deferred debt issue costs and royalties of $4.0 million, accrued preference share dividends of $0.3 million, deferred lease rentals of $0.2 million and a credit to deferred income taxes of $0.2 million. We also experienced a net cash outflow of $9.3 million from changes in operating assets and liabilities during the period, consisting of a $3.7 million reduction in accrued compensation and benefits, a $0.8 million increase in inventories, a $3.5 million increase in other assets and a $2.2 million reduction in accounts payable and accrued liabilities, offset by a $0.9 million reduction in accounts receivables.

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

Investing activities

Net provided by investing activities was $12.6 million for the quarter ended June 30, 2021 compared to $28.5 million for the quarter ended June 30, 2020. We spent $1.4 million on purchases of property and equipment in the quarter ended June 30, 2021, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure. Purchases of property and equipment in the quarter ended June 30, 2020 were $0.8 million, which was mainly related to payments for an additional assembly unit for our MosaiQ manufacturing facility. We also received distributions on our short-term money market investments of $18.5 million from CSAM in the quarter ended June 30, 2021 and invested $4.5 million in other short-term money market investments, compared with distributions of $29.3 million for the quarter ended June 30, 2020.

Financing activities

Net cash provided by (used in) financing activities was $88.1 million during the quarter ended June 30, 2021, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.2 million of repayments on finance leases. Net cash used in financing activities was $0.1 million during the quarter ended June 30, 2020, consisting of $0.1 million generated from the exercise of share options, offset by $0.2 million of repayments on finance leases.

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

As of June 30, 2021, we had $166.7 million of available cash, cash equivalents and short-term investments and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;
•	our ability to recoup the remaining approximately $29 million of funds invested in two funds that have suspended redemptions;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;
•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

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

For a detailed discussion of our critical accounting policies, see Note 1, ‘Organization and Summary of Significant Accounting Policies.’ to our Annual Report on Form 10-K for the year ended March 31, 2021. For a detailed description of our significant judgements and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2021. We have summarized material new significant judgements and estimates and critical accounting policies during the quarter-ended June 30, 2021 below.

Convertible loan derivatives

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within convertible loan derivatives in the consolidated balance sheet. The convertible loan derivatives are measured at fair value and changes are recognized within other, net in the accompanying consolidated financial statements.

The fair value of the convertible loan derivatives have been determined by utilizing a single factor lattice model using market-based observable inputs. The value of these derivatives could vary materially based on changes in these inputs and any such changes could materially impact our reported results. See Note 3, “Debt” and Note 6, “Fair value measurement” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Recent Accounting Pronouncements

Except as discussed in Note 2, “Summary of Significant Accounting Policies,” we did not adopt any other new accounting pronouncements during the three months ended June 30, 2021 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal or governmental proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Employment Agreement, dated February 23, 2021 (amended June 7, 2021), between the Company and Manuel O. Méndez
31.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Peter Buhler, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: August 5, 2021	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: August 5, 2021	/s/ Peter Buhler
Peter Buhler Chief Financial Officer