Form 10-K/A
period 2021-03-31
Quotient Ltd
filed 2021-11-15
CIK 1596946

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

Quotient Limited. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021 (this “Amendment No. 1”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 3, 2021 (the “Original Form 10-K” or the “Original Filing”) to amend and restate the Company’s Annual Report on Form 10-K, as further described below.

This amended and restated report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-K.

The Company is filing this Amendment No. 1 on Form 10-K/A to reflect restatements to the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2021, 2020, and 2019 and relevant unaudited condensed consolidated financial information for the fiscal year 2021 quarterly periods to correct errors in the Company’s accounting for its 12% Senior Secured Notes due 2024 (“Secured Notes“) and related royalty rights agreements. Subsequent to the issuance of the Original Form 10-K, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions, and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. This non-cash error resulted in an understatement of interest expense and total liabilities associated with these instruments.

This Amendment No. 1 on Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

The following items have been amended as a result of the restatement:

•	Item 1A of Part I, “Risk Factors”,
•	Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Item 8 of Part II, “Financial Statements and Supplementary Data”,
•	Item 9A of Part II, “Controls and procedures”; and
•	Item 15 of Part IV, “Exhibits and Financial Statement Schedules.”

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-K/A includes an updated signature page, certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15, and a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

The Company is also filing an amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2021 to restate the previously issued interim condensed consolidated financial statements due to the accounting matter described above.

In connection with the restatement, the Company has also corrected certain errors that the Company previously determined to be immaterial.

Refer to Note 2, Restatement of Previously Reported Consolidated Financial Statements, of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s consolidated financial statements.

As a result of the restatement, the Company has concluded its disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2021 due to a material weakness in the Company's internal control over financial reporting as of March 31, 2021. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part 1, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Final Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. Forward-looking statements can be identified by words such as “strategy,” “objective,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “might,” “design” and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

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

●	continued or worsening adverse conditions in the global economic and financial markets, including as a result of the on-going COVID-19 pandemic;
●	the long-term impact on our business of the United Kingdom ceasing to be a member of the European Union;
●	the effects of competition;
●	the expected outcome or impact of arbitration or litigation;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	the status of our business relationship with Ortho;
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

We have designed MosaiQ to offer a breadth of diagnostic tests that is unmatched by existing commercially available transfusion diagnostic instrument platforms. Time to result for MosaiQ is expected to be significantly quicker than existing methods for extended antigen typing and antibody detection and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ. Improved patient outcomes using MosaiQ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. Cost savings and efficiencies should also be available to customers that adopt MosaiQ, as a result of:

●	consolidation of multiple instrument platforms in donor testing laboratories;
●	automation, which will help to address shortages of skilled technicians;
●	better workflow, which will lead to a better cost position, addressing budget constraints;
●	comprehensive characterization of donor or patient blood, eliminating the need for routine manual testing typically undertaken by skilled technicians; and
●	higher throughput and productivity per square meter.

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

Specifically, we have initially developed MosaiQ to:

●	Comprehensively characterize donor and patient blood; and
●	Screen donor blood for specific viruses using serological and molecular methods.

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

We currently develop, manufacture and commercialize the following key products:

●	Antisera Products —These products contain antibodies used to identify blood group antigens. The majority of our antisera products are monoclonal antibodies manufactured from master cell lines we own;
●

Reagent Red Blood Cells —These products are composed of human red blood cells formulated to enable the identification of blood group antibodies. We source human red blood cells with the desired antigen profiles globally, primarily from donor collection organizations;

●

Whole Blood Controls —We are an industry leader in the development and manufacture of whole blood control products, with a significant relationship with Ortho and other major OEM customers. These products contain both human red blood cells and antisera specifically formulated for use as daily quality assurance tests on third-party blood grouping instrument platforms; and

●

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

●

the need to manufacture a broad range of complex antisera products, with annual volume requirements ranging from hundreds of milliliters to hundreds of liters, depending upon individual blood group specificities;

●

the ability to reliably procure and formulate red blood cell donations with the appropriate antigen profiles to support the manufacture of red blood cells for antibody identification and whole blood control products;

●	rigorous global regulatory requirements; and
●	customers who can be reluctant to change product suppliers.

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

Corporate Information

Quotient Limited is a limited liability no par value company incorporated under the laws of Jersey, Channel Islands. Our registered address is 28 Esplanade, St Helier, JE2 3QA, Jersey, Channel Islands. Our agent for service of process is our wholly owned U.S. subsidiary, Quotient Biodiagnostics, Inc., 301 South State Street, Suite S-204, Newtown, Pennsylvania 18940. We were incorporated in Jersey, Channel Islands in 2012. Our principal executive offices are located at B1, Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland, and our telephone number is 011-41-22-716-9800. Our website address is www.quotientbd.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K/A.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2021, we had an accumulated deficit of $599.9 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

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

Our future revenue growth and profitability will substantially depend on our ability to successfully commercialize MosaiQ. Our ability to successfully commercialize MosaiQ may be affected by the following factors, among others:

●	the scope of and progress made in our development activities;
●	our ability to successfully complete field trial studies;
●	our ability to obtain and maintain FDA and other regulatory authorizations;
●	threats posed by competing technologies;
●	our, or any commercial partner’s, ability to market MosaiQ to donor collection agencies, hospitals and independent testing laboratories;

●	our ability to successfully optimize the individual tests to be included on the MosaiQ Microarrays;
●

the occurrence of unforeseen technical difficulties associated with the operation of the manufacturing system for the MosaiQ Microarrays, the manufacture or operation of the MosaiQ Instrument, or the design or development of software and the integration of the MosaiQ Microarrays, the MosaiQ Instrument and software;

●	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner; and
●	endorsement and acceptance by donor collection agencies, hospitals and independent testing laboratories.

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

While we have developed the manufacturing system for MosaiQ Microarrays, there can be no assurance that we will be able to manufacture MosaiQ Microarrays at a scale that is adequate for our increasing commercial needs. We may face significant or unforeseen difficulties in manufacturing the MosaiQ Microarrays, including but not limited to:

●	technical issues relating to manufacturing products on a commercial scale at reasonable cost, and in a reasonable time frame;
●	difficulty meeting demand or timing requirements for Microarray orders due to excessive costs or lack of capacity for part or all of an operation or process;
●	lack of skilled labor or unexpected increases in labor costs needed to produce or maintain our manufacturing systems or perform certain required operations;
●	changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and
●	increases in raw material or component supply cost or an inability to obtain certain critical supplies needed to complete our manufacturing processes.

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

●

the efficacy and potential advantages of MosaiQ over alternative technologies, techniques and products, including both conventional technologies such as existing testing methods from Ortho, Immucor, Bio-Rad, Grifols, Danaher, Abbott and Roche, as well as new technologies from such companies or new competitors;

●	limitations contained in the approved labeling for MosaiQ;
●	the willingness of our target customers to transition from existing technologies, products and procedures and to adopt MosaiQ;
●	our ability to offer attractive pricing for MosaiQ;
●	the strength of marketing and distribution support and the timing of market introduction of competitive products; and
●	outcomes from field trial studies, the regulatory approval process, and other publicity concerning MosaiQ or competing products.

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

In the near term, we expect that our revenue will be derived primarily from sales of our conventional reagent products to hospitals and independent testing laboratories for blood grouping, either directly or through our OEM customers. The demand for our products will depend in part upon the operational budgets of these customers, which are impacted by factors beyond our control, such as:

●	global macroeconomic conditions;
●	changes in the regulatory environment;
●	differences in budgetary cycles;
●	market-driven pressures to consolidate operations and reduce costs; and
●	market acceptance of new technologies.

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

Our current competitors are either privately owned, publicly-traded companies or are divisions of publicly-traded companies, and enjoy many competitive advantages over us, including:

●	greater name and brand recognition, financial and human resources;
●	broader product lines;
●	larger sales forces and more established distributor networks;
●	substantial intellectual property portfolios;
●	larger and more established customer bases and relationships; and
●	better established, larger scale, and lower cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

●	cost of capital equipment;
●	cost of microarrays and supplies;
●	reputation among customers;
●	innovation in product offerings;
●	flexibility and ease-of-use;
●	accuracy and reproducibility of results;
●	compatibility with existing laboratory processes, tools and methods;
●	breadth of clinical decisions that can be influenced by information generated by tests; and
●	economic benefit accrued to customers based on testing services enabled by products.

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

Engaging in international business also involves many difficulties and risks, including:

●	required compliance with existing and changing foreign regulatory requirements and laws;
●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and UK Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
●	export or import restrictions;
●	various reimbursement and insurance regimes;
●	laws and business practices favoring local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability;
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
●	difficulties and costs of staffing and managing foreign operations; and
●	difficulties protecting or procuring intellectual property rights.

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

The extent to which the COVID-19 pandemic will impact our business, operations and financial results will depend on future developments and numerous evolving factors, which are highly uncertain and difficult to predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions that have been and continue to be taken in response to the pandemic;
●	the impact of the pandemic on economic activity and actions taken in response;
●	the timing and successful distribution of an effective vaccine;
●	the effect of the pandemic on patients and healthcare providers, as well as our business partners;
●	demand for, and our ability to supply, our products, including as a result of travel restrictions, social distancing, quarantines and other containment measures;
●

our and our service providers' ability to conduct field trials, including further delays to our planned field trials for our MosaiQ IH and SDS Microarrays, and other potential delays in the development of MosaiQ;

●	our employees' and other service providers' ability to travel and to meet with customers;

●

delays in obtaining regulatory approvals for MosaiQ and conventional reagent products and disruptions in regulatory oversight and other actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19;

●	restrictions on the export or shipment of our products;
●	significant cutback of delivery from impacted countries and regions or other impacts on our ability to obtain sufficient and timely supplies; and
●	any closures of our manufacturing facilities and those used in our supply chain processes or other disruptions to our or our suppliers' production capacities.

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

Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products and product candidates;
●	injury to our reputation;

●	costs of related litigation;
●	substantial monetary awards to patients and others;
●	loss of revenue; and
●	the inability to commercialize our products and product candidates.

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

From time to time, we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our product offerings, markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering new markets in which we have limited or no experience;
●	potential loss of key employees of acquired businesses; and
●	increased legal and accounting compliance costs.

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

Any product for which we obtain marketing approval or clearance in the United States or in international jurisdictions, along with the manufacturing processes and promotional activities for such product, will be subject to continual review and periodic inspections by the FDA and other regulatory bodies. Furthermore, our suppliers may be subject to similar regulatory oversight and may not currently be or may not continue to be in compliance with applicable regulatory requirements. Our failure or the failure of one of our suppliers to comply with statutes and regulations administered by the FDA and other regulatory bodies, or our failure to take adequate action in response to any observations, could result in, among other things, any of the following enforcement actions, any one of which could harm our reputation and could cause our product sales and profitability to suffer:

●	fines and civil penalties;
●	the requirement to take corrective actions;
●	delays in approving or clearing, or refusal to approve or clear, our products;
●	withdrawal or suspension of approval or clearances by the FDA or other regulatory bodies;
●	product recall or seizures;
●	interruption of production;
●	restrictions on labeling, marketing, distribution or use of our products;
●	an import or export ban on our products;
●	injunctions; and
●	criminal prosecution.

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

We cannot predict the breadth of claims that may be allowed or enforced in patents we own or in those to which we have exclusive license rights. For example:

●	the inventor(s) named in one or more of our patents or patent applications might not have been the first to have made the relevant invention;
●	the inventor (or his assignee) might not have been the first to file a patent application for the claimed invention;
●	others may independently develop similar or alternative products and technologies or may successfully replicate our product and technologies;
●

it is possible that the patents we own, or in which have exclusive license rights may not provide us with any competitive advantages or may be challenged by third parties and found to be invalid or unenforceable;

●	any patents we obtain or exclusively license may expire before, or within a limited period after, the products and services relating to such patents are commercialized;
●	we may not develop or acquire additional proprietary products and technologies that are patentable; and
●	others may acquire patents that could be asserted against us in a manner that could have an adverse effect on our business.

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

Like other emerging life sciences companies, the market price of our ordinary shares is likely to be volatile. The factors below may also have a material adverse effect on the market price of our ordinary shares:

●	fluctuations in our results of operations;
●	delays in the planned commercialization of MosaiQ;
●	speed and timing of adoption of MosaiQ by key target customers;
●	our ability to enter new markets;
●	negative publicity;
●

changes in securities or industry analyst recommendations regarding our company, the sectors in which we operate, the securities market generally, conditions in the financial markets and the perception of our ability to raise additional funding;

●	regulatory developments affecting MosaiQ or our industry, including announcement of new adverse regulatory decisions affecting our industry or MosaiQ;
●	announcements of studies and reports relating to our products, including MosaiQ, or those of our competitors;
●	changes in economic performance or market valuations of our competitors;
●	actual or anticipated fluctuations in our annual and quarterly financial results;
●	conditions in the industries in which we operate;
●	announcements by us or our competitors of new products, acquisitions, strategic relations, joint ventures or capital commitments;
●	additions to or departures of our key executives and employees;
●	fluctuations of exchange rates;
●	release or expiry of lock-up or other transfer restrictions on our outstanding ordinary shares subject to such restrictions; and
●	sales or perceived sales of additional ordinary shares.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based on its evaluation in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified a material weakness in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management did not identify the correct accounting treatment at the time of entering these transactions, and accounted for these instruments on a combined basis instead of treating these as seperate freestanding financial instruments. This material weakness resulted in a material misstatement in interest expense for the years ended March 31, 2021 and 2020. This material weakness resulted in the restatement of our previously filed consolidated financial statements included in the Company’s fiscal year 2021 Annual Report on Form 10-K, and its quarterly reports for each of the quarters during the year ended March 31, 2021 and the first quarter of Fiscal Year 2022 on Form 10-Q.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We have identified the steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future,  we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

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

None

Item 6. Selected Consolidated Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Consolidated Financial Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report on Form 10-K/A. Our discussion of results for the fiscal year ended March 31, 2019 is included in Part II, Item 7 of the annual report on Form 10-K for the fiscal year ended March 31, 2020. This Annual Report on Form 10-K/A restates amounts included in the 2021 Annual Report as at March 31, 2021 and 2020, and for the years ended March 31, 2021, 2020 and 2019. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the year ended March 31, 2021 has also been restated. See Note 16, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

The restatement also includes corrections for other errors previously identified as immaterial, individually and in the aggregate, to our consolidated financial statements. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2021, we had an accumulated deficit of $599.9 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $43.4 million for the year ended March 31, 2021, $32.7 million for the year ended March 31, 2020 and $29.1 million for the year ended March 31, 2019. Our net loss was $111.0 million for the year ended March 31, 2021, $105.1 million for the year ended March 31, 2020 and $106.4 million for the year ended March 31, 2019.

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

Net interest expense consists primarily of interest charges on our Secured Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the note and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers or holders of the Secured Notes, as applicable. See Note 4 “Debt” and Note 9 “Ordinary and Preference Shares – Preference shares” to our consolidated financial statements included in this Annual Report for additional information.

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

	As restated
	Year ended March 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$35,787	82%	$31,601	97%	$4,186	13%
Other revenues	7,592	18%	1,055	3%	6,537	620%
Total revenue	43,379	100%	32,656	100%	10,723	33%
Cost of revenue	20,074	46%	17,800	55%	2,274	13%
Gross profit	23,305	54%	14,856	45%	8,449	57%
Operating expenses:
Sales and marketing	9,849	23%	9,853	30%	(4)	0%
Research and development	53,727	124%	53,438	164%	289	1%
General and administrative	42,426	98%	31,950	98%	10,476	33%
Total operating expenses	106,002	244%	95,241	292%	10,761	11%
Operating (loss)	(82,697)	-191%	(80,385)	-246%	(2,312)	3%
Other income (expense):
Interest expense, net	(29,804)	-69%	(26,900)	-82%	(2,904)	11%
Other, net	2,723	6%	2,205	7%	518	23%
Total other expense, net	(27,081)	-62%	(24,695)	-76%	(2,386)	10%
Loss before income taxes	(109,778)	-253%	(105,080)	-322%	(4,698)	4%
Provision for income taxes	(1,254)	-3%	(58)	0%	(1,196)	2062%
Net loss	$(111,032)	-256%	$(105,138)	-322%	$(5,894)	6%

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

Research and development expenses

	Year ended March 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$53,106	122%	$51,895	159%	$1,211	2%
Other research and development	1,425	3%	2,035	6%	(610)	-30%
Tax credits	(804)	-2%	(493)	-1%	(311)	63%
Total research and development expenses	$53,727	124%	$53,437	164%	$290	1%

Research and development expenses increased by 1% or $0.3 million to $53.7 million for the year ended March 31, 2021, compared with $53.4 million for the year ended March 31, 2020. Our research and development expenses included expenses of $1.0 million in both the year ended March 31, 2021 and March 31, 2020 related to the costs of our intellectual property license with TTP. During the year ended March 31, 2021, we recorded inventory provisions of $2.0 million in respect of certain raw materials and work-in-progress items following evaluation of further development data and corresponding changes in manufacturing processes. We also incurred additional development costs for the MosaiQ COVID-19 Microarray and higher employee costs in the year ended March 31, 2021. These expenses were offset by a $3.8 million decrease in depreciation charges as a result of certain leasehold improvements becoming fully depreciated in the year ended March 31, 2021, as well as the impact of extending the useful economic lives of certain operating equipment. In addition, termination benefit costs of $0.7 million were included in the year ended March 31, 2020. There were no termination benefit costs in the year ended March 31, 2021. For the year ended March 31, 2021 salaries, benefits and other employee expenses represented 40.6% of total research and development expenses compared to 38.8% in the year ended March 31, 2020.

General and administrative expenses

General and administrative expenses increased 33% to $42.4 million for the year ended March 31, 2021, compared with $32.0 million for the year ended March 31, 2020. In the year ended March 31, 2021, our general and administrative expenses included $4.2 million in costs associated with the appointment of our new Chief Executive Officer, $1.2 million in transition benefits payable to our former Chief Executive Officer and $0.4 million transition benefits payable to our former Chief Operating Officer. This compared to termination and transition benefit costs of $1.3 million in the year ended March 31, 2020.  The increase in general and administrative expenses also included additional legal expenses of $2 million related to our dispute with Ortho, higher D&O insurance costs of $2.3 million and increases in other advisory fees. We recognized $5.0 million of stock compensation expense in the year ended March 31, 2021 compared with $4.5 million in the year ended March 31, 2020. Stock compensation expense is recognized over the expected vesting period of incentive awards. As a percentage of total revenue, general and administrative expenses was 98% for the year ended March 31, 2021 and March 31, 2020. For the year ended March 31, 2021 salaries, benefits and other employee expenses (including stock compensation expenses) represented 58.9% of total general and administrative expenses compared to 58.7% in the year ended March 31, 2020.

Other income (expense)

Net interest expense was $29.8 million for the year ended March 31, 2021, compared with $26.9 million for the year ended March 31, 2020. Interest expense in the year ended March 31, 2021 included $22.3 million of coupon interest and amortization of debt discount and issue costs on our Secured Notes compared with $21.0 million in the year ended March 31, 2020. The increase was due to the additional issuance of $25 million of Secured Notes on May 15, 2019. Interest expense in the years ended March 31, 2021 and March 31, 2020 included amortization of deferred debt issue and royalty interest of $8.0 million and $6.1 million, respectively. The increased expense reflected changes in the royalty cost estimates. In each of the years ended March 31, 2021 and March 31, 2020, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. In addition, in the year ended March 31, 2021 we earned interest income of $1.6 million on our money market deposits as compared with $1.3 million in the year ended March 31, 2020.

Other, net in the year ended March 31, 2021 was comprised of $5.0 million of foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies and an impairment charge of $2.3 million in respect of our short term investments. Other, net comprised $2.2 million of foreign exchange gains for the year ended March 31, 2020.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2021 reflected the taxes payable on the taxable income of a subsidiary and the resolution of a major tax uncertainty related to the treatment of tax depreciation allowances, which resulted in a one-time tax charge of $1.5 million, a reduction of tax related to certain tax credits related to research and development of $0.6 million, and on-going tax charges of $0.4 million. Provision for income taxes in the year ended March 31, 2020 reflects both adjustments to net operating losses carried forward and current tax accruals in a subsidiary as a result of an uncertain tax position.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2021, we had an accumulated deficit of $599.9 million. During the year ended March 31, 2021, we incurred a net loss of $111.0 million and used $77.6 million of cash for operating activities. During the year ended March 31, 2020, we incurred a net loss of $105.1 million and used $80.6 million of cash for operating activities. During the year ended March 31, 2019, we incurred a net loss of $106.4 million and used $75.7 million of cash for operating activities. As described under results of operations, our use of cash during the years ended March 31, 2021 and March 31, 2020 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

Cash Flows for the Years Ended March 31, 2021 and 2020

Operating activities

Net cash used in operating activities was $77.6 million during the year ended March 31, 2021, which included net losses of $111.0 million and non-cash items of $32.7 million. Non-cash items were depreciation and amortization expense of $8.4 million, share-based compensation expense of $5.0 million, deferred lease rentals of $0.7 million, Swiss pension costs of $1.1 million, amortization of deferred debt issue costs of $13.0 million, impairment of short term investments of $2.3 million, accrued preference share dividends of $1.0 million and deferred income taxes of $1.3 million. We also experienced a net cash inflow of $0.8 million from changes in operating assets and liabilities during the period, consisting of a $0.5 million increase in inventories, a $0.5 million increase in other assets and a $3.4 million decrease in accounts payable and accrued liabilities, offset by a $0.6 million decrease in accounts receivable and a $4.5 million increase in accrued compensation and benefits.

Net cash used in operating activities was $80.6 million during the year ended March 31, 2020, which included net losses of $105.1 million and non-cash items of $28.4 million. Non-cash items were depreciation and amortization expense of $12.0 million, share-based compensation expense of $4.5 million, deferred lease rentals of $0.3 million, Swiss pension costs of $0.8 million, amortization of deferred debt issue costs of $10.0 million, accrued preference share dividends of $1.0 million and deferred income taxes of $0.2 million. We also experienced a net cash outflow of $4.1 million from changes in operating assets and liabilities during the period, consisting of a $5.2 million increase in inventories, a $0.7 million increase in other assets and a $2.2 million increase in accounts receivable, offset by a $2.8 million increase in accounts payable and accrued liabilities and a $1.2 million increase in accrued compensation and benefits.

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

Our future capital requirements will depend on many factors, including:

●	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
●	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
●	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
●	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;
●	our ability to recoup the remaining approximately $35 million of funds invested in two funds that have suspended redemptions;
●	our ability to collect our accounts receivable;
●	our ability to generate cash from operations;
●	any acquisition of businesses or technologies that we may undertake; and
●	our ability to penetrate our existing market and new markets.

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

Royalty Liability

The royalty rights agreements entered into in connection with the issuances of our Secured Notes and the amendment of the related indenture are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The royalty rights agreements are individually amortized under the effective interest rate method. The Company recognizes interest expense over the estimated term of the royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the royalty liability associated with the royalty rights agreements.

Valuation and Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

●	significant underperformance relative to expected historical or projected future operating results;

●	significant negative industry or economic trends; or
●	significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

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

Restatement of 2021 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of March 31, 2021 and 2020 and for the year ended March 31, 2021, 2020 and 2019 have been restated to correct a misstatement.

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

Belfast, United Kingdom

June 03, 2021, except as to Note 2,

which is as of November 15, 2021

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2021	March 31, 2020
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,673	$3,923
Short-term investments	65,999	116,871
Trade accounts receivable, net	5,323	5,402
Inventories	22,011	20,501
Prepaid expenses and other current assets	4,870	3,775
Total current assets	143,876	150,472
Restricted cash	9,024	9,017
Property and equipment, net	39,071	40,440
Operating lease right-of-use assets	22,011	21,493
Intangible assets, net	619	625
Deferred income taxes	255	237
Other non-current assets	4,956	4,454
Total assets	$219,812	$226,738
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	4,659	4,826
Accrued compensation and benefits	12,343	7,210
Accrued expenses and other current liabilities	14,009	15,490
Current portion of long-term debt	24,167	—
Current portion of operating lease liability	3,446	3,033
Current portion of finance lease obligation	835	598
Total current liabilities	59,459	31,157
Long-term debt, less current portion	145,059	156,261
Operating lease liability, less current portion	20,907	19,914
Finance lease obligation, less current portion	445	1,117
Deferred income taxes	1,152	—
Defined benefit pension plan obligation	6,896	6,353
7% Cumulative redeemable preference shares	21,475	20,425
Total liabilities	255,393	235,227
Commitments and contingencies	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,264,412 and 80,398,326 issued and outstanding at March 31, 2021 and March 31, 2020 respectively	540,813	459,931
Additional paid in capital	38,116	33,132
Accumulated other comprehensive loss	(14,598)	(12,672)
Accumulated deficit	(599,912)	(488,880)
Total shareholders' equity (deficit)	(35,581)	(8,489)
Total liabilities and shareholders' equity (deficit)	$219,812	$226,738

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2021	2020	2019
	As Restated	As Restated	As Restated
Revenue:
Product sales	$35,787	$31,601	$28,665
Other revenues	7,592	1,055	469
Total revenue	43,379	32,656	29,134
Cost of revenue	(20,074)	(17,800)	(17,230)
Gross profit	23,305	14,856	11,904
Operating expenses:
Sales and marketing	(9,849)	(9,853)	(8,637)
Research and development, net of government grants	(53,727)	(53,438)	(50,883)
General and administrative expense:	—	—	—
Compensation expense in respect of share options and management equity incentives	(4,984)	(4,467)	(4,957)
Other general and administrative expenses	(37,442)	(27,483)	(26,588)
Total general and administrative expense	(42,426)	(31,950)	(31,545)
Total operating expense	(106,002)	(95,241)	(91,065)
Operating loss	(82,697)	(80,385)	(79,161)
Other income (expense):
Interest expense, net	(29,804)	(26,900)	(20,277)
Other, net	2,723	2,205	(6,943)
Other income (expense), net	(27,081)	(24,695)	(27,220)
Loss before income taxes	(109,778)	(105,080)	(106,381)
Provision for income taxes	(1,254)	(58)	(30)
Net loss	$(111,032)	$(105,138)	$(106,411)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$582	$(157)	$(123)
Unrealized gain (loss) on short-term investments	(898)	554	796
Foreign currency gain (loss)	(2,057)	(2,469)	2,538
Provision for pension benefit obligation	447	2,209	(887)
Other comprehensive loss, net	(1,926)	137	2,324
Comprehensive loss	$(112,958)	$(105,001)	$(104,087)
Net loss available to ordinary shareholders - basic and diluted	$(111,032)	$(105,138)	$(106,411)
Loss per share - basic and diluted	(1.21)	(1.47)	(1.94)
Weighted-average shares outstanding - basic and diluted	91,637,966	71,610,035	54,874,391

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
				As Restated	As Restated	As Restated
March 31, 2018	45,646,424	$253,934	$23,708	$(15,133)	$(277,694)	$(15,185)
Issue of shares, net of issue costs of $4,052	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUs	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(106,411)	(106,411)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain on short-term investments	—	—	—	796	—	796
Foreign currency gain (loss) on:					—
Long-term investment nature intra-entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities				(2,536)	—	(2,536)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss				2,324		2,324
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	$368,958	$28,665	$(12,809)	$(384,105)	$709
Issue of shares, net of issue costs of $6,072	13,800,000	90,528	—	—	—	90,528
Issue of shares upon exercise of incentive share options and vesting of RSUs	697,879	445	—	—	—	445
Net loss	—	—	—	—	(105,138)	(105,138)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(157)	—	(157)
Change in unrealized gain on short-term investments	—	—	—	554	—	554
Foreign currency gain (loss) on:				—	—	—
Long-term investment nature intra-entity balances	—	—	—	18,394	—	18,394
Retranslation of foreign entities	—	—	—	(20,863)	—	(20,863)
Provision for pension benefit obligation	—	—	—	2,209	—	2,209
Other comprehensive loss				137		137
Stock-based compensation	—	—	4,467	—	—	4,467
Cumulative effect of accounting changes				—	363	363
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	571,969	197	—	—	—	197
Net loss	—	—	—	—	(111,032)	(111,032)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	582	—	582
Change in unrealized gain (loss) on short-term investments	—	—	—	(898)	—	(898)
Foreign currency gain (loss) on:				—	—
Long-term investment nature intra-entity balances	—	—	—	(27,251)	—	(27,251)
Retranslation of foreign entities	—	—	—	25,194	—	25,194
Provision for pension benefit obligation	—	—	—	447	—	447
Other comprehensive loss	—	—	—	(1,926)	—	(1,926)
Stock-based compensation	—	—	4,984	—	—	4,984
March 31, 2021	101,264,412	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2021	2020	2019
	As Restated	As Restated	As Restated
OPERATING ACTIVITIES:
Net loss	$(111,032)	$(105,138)	$(106,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	8,354	12,001	12,767
Share-based compensation	4,984	4,467	4,957
Increase in deferred lease rentals	726	293	372
Swiss pension obligation	1,054	756	575
Amortization of deferred debt issue costs	12,965	10,084	6,167
Impairment of short term investments	2,285	—	—
Accrued preference share dividends	1,050	1,050	1,050
Income taxes	1,254	(169)	(61)
Net change in assets and liabilities:	—	—	—
Trade accounts receivable, net	568	(2,177)	(637)
Inventories	(475)	(5,173)	113
Accounts payable and accrued liabilities	(3,410)	2,798	1,035
Accrued compensation and benefits	4,549	1,218	1,121
Other assets	(454)	(656)	3,297
Net cash used in operating activities	(77,582)	(80,646)	(75,655)
INVESTING ACTIVITIES:
Increase in short-term investments	(87,247)	(95,000)	(119,000)
Realization of short-term investments	134,936	69,412	34,735
Purchase of property and equipment	(4,240)	(4,598)	(4,791)
Purchase of intangible assets	—	(2)	(3)
Net cash from (used in) investing activities	43,449	(30,188)	(89,059)
FINANCING ACTIVITIES:
Repayment of finance leases	(633)	(524)	(486)
Proceeds from drawdown of new debt	—	25,000	36,000
Debt issue costs	—	(874)	(1,216)
Fee paid to noteholders	—	—	(3,900)
Proceeds from issuance of ordinary shares and warrants	80,881	90,973	115,024
Net cash generated from financing activities	80,248	114,575	145,422
Effect of exchange rate fluctuations on cash and cash equivalents	(4,358)	(2,404)	5,690
Change in cash and cash equivalents	41,757	1,337	(13,602)
Beginning cash and cash equivalents	12,940	11,603	25,205
Ending cash and cash equivalents	$54,697	$12,940	$11,603
Supplemental cash flow disclosures:
Income taxes paid	—	—	—
Interest paid	17,529	15,776	11,838
Reconciliation of cash, cash equivalents and restricted cash:	—	—	—
Cash and cash equivalents	45,673	3,923	4,096
Restricted cash	9,024	9,017	7,507
Total cash, cash equivalents and restricted cash	$54,697	$12,940	$11,603

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

 The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $599.9 million at March 31, 2021. At March 31, 2021, the Company had available cash holdings and short-term investments of $111.7 million. These holdings include $53.2 million of investments held in two short-term investment funds with CSAM that are currently in the process of being liquidated. The remaining short-term investments to be liquidated are subject to significant valuation uncertainty. The Company has recognized an impairment of $2.3 million related to one of the funds invested with CSAM during March of 2021.

During April of 2021, payments from these funds of $18.5 million were received. While the timing and amount of further payments are not clear at present (see Note 5), the Company believes that it will receive the remaining distributions over the year.

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

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 5, “Fair Value Measurements,” for information and related disclosures regarding our fair value measurements.

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

Short-term Investments

Short-term investments comprise investments in money-market funds which are valued daily and have minimal notice periods for withdrawals. The money market funds are invested in a portfolio of holdings and the creditworthiness requirement for individual investment holdings is a minimum of an A rating from a leading credit-rating agency. The Company records the value of its investments in the funds based on the quoted value of the funds at the balance sheet date (Note 5) . Unrealized gains or losses are recorded in accumulated other comprehensive loss and are transferred to the statement of comprehensive loss when they are realized.

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

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:

●	Land—not depreciated.
●	Plant, machinery and equipment—4 to 25 years.
●	Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

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

In January 2015, the Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited, entered into a supply and distribution agreement with Ortho related to the commercialization and distribution of certain MosaiQ products (the "Prior Ortho Agreement"), which the Company terminated effective as of December 27, 2019. Under the terms of the Prior Ortho Agreement, the Company was entitled to receive milestone payments, totaling in aggregate $59.0 million, upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions.  In November 2019, Ortho initiated an arbitration proceeding as result of the Company's termination of the Prior Ortho Agreement.  See Note 7, "Commitments and Contingencies—Ortho Arbitration and Settlement," for details.

On September 4, 2020, the Company and Ortho entered into a binding letter agreement (the “Letter Agreement”) pursuant to which the Company and Ortho agreed:

•	to confirm the termination of the Prior Ortho Agreement and various related contracts;

•

to end the parties’ disputes regarding the Prior Ortho Agreement by executing mutual releases and terminating their pending arbitration proceeding related to the Prior Ortho Agreement (see Note 7); and

•

to negotiate in good faith, and use their respective reasonable best efforts to execute, a new distribution agreement (the “New Distribution Agreement”) based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract.

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

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in Note 12. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the ‘‘Fair Value of Financial Instruments’’ section above.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of March 31, 2021, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” (“ASC 470”) to be treated as debt. These royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the Secured Notes and royalty rights agreements was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements at issuance and the principle on the Secured Notes is accounted for as a debt discount and amortized through interest expense over the life of the Secured Notes. The royalty rights agreements are individually amortized under the effective interest rate method. The Company recognizes interest expense over the estimated term of the royalty rights agreements.

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

Note 2. Restatement of Previously Reported Consolidated Financial Statements

Restatement

In connection with the preparation of the Company’s unaudited consolidated financial statements for the fiscal quarter ended September 30, 2021, management of the Company identified an error related to the accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions, and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. As a result, the Company under recognized interest expense between 2016 and March 31, 2021 in the amount of $7.1 million. The Company has restated its financial statements for the fiscal years ended March 31, 2021 and March 31, 2020 to correct the error. There is no net impact on the Company’s total operating, financing, or investing cash flows given the non-cash nature of the adjustment. The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our consolidated financial statements which includes the financial statements for the fiscal year ended March 31, 2019.

Description of Misstatements

(A) The Company historically accounted for its term debt and royalty rights agreements on a combined basis instead of separately recognizing them as standalone financial instruments. Over time, the subsequent accounting on a standalone basis differed from the combined accounting treatment and resulted in an increase to Interest expense, increase to long-term debt, and increase or decrease to foreign exchange gains/(losses) over the impacted periods.

(B) Over recognition of depreciation expense related to specific property and equipment. The Company has recorded adjustments to recognize these amounts in the appropriate period(s).

(C) Under-accrual for fringe benefits and taxes associated with employee compensation arrangements. The Company has recorded adjustments to recognize these amounts in the appropriate period(s).

(D) Adjustment to recognize the foreign currency impact of certain immaterial monetary items within Other, net previously recognized in Foreign currency gain (loss) within other comprehensive income (loss).

(E) The Company recognized an out of period adjustment for deferred tax assets related to certain research and development initiatives.

(F) Correction of other immaterial errors.

	March 31, 2021
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,673	$—		$45,673
Short-term investments	65,999	—		65,999
Trade accounts receivable, net	5,323	—		5,323
Inventories	22,011	—		22,011
Prepaid expenses and other current assets	4,870	—		4,870
Total current assets	143,876	—		143,876
Restricted cash	9,024	—		9,024
Property and equipment, net	38,530	541	(B)	39,071
Operating lease right-of-use assets	22,011	—		22,011
Intangible assets, net	619	—		619
Deferred income taxes	255	—		255
Other non-current assets	4,956	—		4,956
Total assets	$219,271	$541		$219,812
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,659	$—		$4,659
Accrued compensation and benefits	11,833	510	(C)	12,343
Accrued expenses and other current liabilities	13,889	120	(F)	14,009
Current portion of long-term debt	24,167	—		24,167
Current portion of operating lease liability	3,446	—		3,446
Current portion of finance lease obligation	835	—		835
Total current liabilities	58,829	630		59,459
Long-term debt, less current portion	137,936	7,123	(A)	145,059
Operating lease liability, less current portion	20,907	—		20,907
Finance lease obligation, less current portion	445	—		445
Deferred income taxes	1,824	(672)	(E)	1,152
Defined benefit pension plan obligation	6,896	—		6,896
7% Cumulative redeemable preference shares	21,475	—		21,475
Total liabilities	248,312	7,081		255,393
Commitments and contingencies	—	—		—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,264,412 and 80,398,326 issued and outstanding at March 31, 2021 and March 31, 2020 respectively	540,813	—		540,813
Additional paid in capital	38,116	—		38,116
Accumulated other comprehensive loss	(16,065)	1,467	(D)	(14,598)
Accumulated deficit	(591,905)	(8,007)	(A)(B)(C)(D)(E)(F)	(599,912)
Total shareholders' equity (deficit)	(29,041)	(6,540)		(35,581)
Total liabilities and shareholders' equity (deficit)	$219,271	$541		$219,812

	March 31, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,923	$—		$3,923
Short-term investments	116,871	—		116,871
Trade accounts receivable, net	5,402	—		5,402
Inventories	20,501	—		20,501
Prepaid expenses and other current assets	3,775	—		3,775
Total current assets	150,472	—		150,472
Restricted cash	9,017	—		9,017
Property and equipment, net	40,165	275	(B)	40,440
Operating lease right-of-use assets	21,493	—		21,493
Intangible assets, net	625	—		625
Deferred income taxes	237	—		237
Other non-current assets	4,454	—		4,454
Total assets	$226,463	$275		$226,738
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,826	$—		$4,826
Accrued compensation and benefits	7,210	—		7,210
Accrued expenses and other current liabilities	15,490	—		15,490
Current portion of long-term debt	—	—		—
Current portion of operating lease liability	3,033	—		3,033
Current portion of finance lease obligation	598	—		598
Total current liabilities	31,157	—		31,157
Long-term debt, less current portion	153,024	3,237	(A)	156,261
Operating lease liability, less current portion	19,914	—		19,914
Finance lease obligation, less current portion	1,117	—		1,117
Deferred income taxes	—	—		—
Defined benefit pension plan obligation	6,353	—		6,353
7% Cumulative redeemable preference shares	20,425	—		20,425
Total liabilities	231,990	3,237		235,227
Commitments and contingencies	—	—		—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,264,412 and 80,398,326 issued and outstanding at March 31, 2021 and March 31, 2020 respectively	459,931	—		459,931
Additional paid in capital	33,132	—		33,132
Accumulated other comprehensive loss	(15,155)	2,483	(D)	(12,672)
Accumulated deficit	(483,435)	(5,445)	(A)(B)(D)	(488,880)
Total shareholders' equity (deficit)	(5,527)	(2,962)		(8,489)
Total liabilities and shareholders' equity (deficit)	$226,463	$275		$226,738

	Year ended March 31, 2021
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$35,787	$—		$35,787
Other revenues	7,592	—		7,592
Total revenue	43,379	—		43,379
Cost of revenue	(20,074)	—		(20,074)
Gross profit	23,305	—		23,305
Operating expenses:
Sales and marketing	(9,849)	—		(9,849)
Research and development, net of government grants	(54,168)	441	(B)(F)	(53,727)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,984)	—		(4,984)
Other general and administrative expenses	(36,812)	(630)	(C)(F)	(37,442)
Total general and administrative expense	(41,796)	(630)		(42,426)
Total operating expense	(105,813)	(189)		(106,002)
Operating loss	(82,508)	(189)		(82,697)
Other income (expense):
Interest expense, net	(25,918)	(3,886)	(A)	(29,804)
Other, net	1,882	841	(D)	2,723
Other income (expense), net	(24,036)	(3,045)		(27,081)
Loss before income taxes	(106,544)	(3,234)		(109,778)
Provision for income taxes	(1,926)	672	(E)	(1,254)
Net loss	$(108,470)	$(2,562)		$(111,032)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$582	$—		$582
Unrealized gain (loss) on short-term investments	(898)	—		(898)
Foreign currency gain (loss)	(1,216)	(841)	(D)	(2,057)
Provision for pension benefit obligation	622	(175)	(F)	447
Other comprehensive loss, net	(910)	(1,016)		(1,926)
Comprehensive loss	$(109,380)	$(3,578)		$(112,958)
Net loss available to ordinary shareholders - basic and diluted	$(108,470)	$(2,562)		$(111,032)
Loss per share - basic and diluted	$(1.18)	$(0.03)		$(1.21)
Weighted-average shares outstanding - basic and diluted	91,637,966	—		91,637,966

	Year ended March 31, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$31,601	$—		$31,601
Other revenues	1,055	—		1,055
Total revenue	32,656	—		32,656
Cost of revenue	(17,800)	—		(17,800)
Gross profit	14,856	—		14,856
Operating expenses:
Sales and marketing	(9,853)	—		(9,853)
Research and development, net of government grants	(53,744)	306	(B)(F)	(53,438)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,467)	—		(4,467)
Other general and administrative expenses	(27,483)	—		(27,483)
Total general and administrative expense	(31,950)	—		(31,950)
Total operating expense	(95,547)	306		(95,241)
Operating loss	(80,691)	306		(80,385)
Other income (expense):
Interest expense, net	(23,859)	(3,041)	(A)	(26,900)
Other, net	2,438	(233)	(D)	2,205
Other income (expense), net	(21,421)	(3,274)		(24,695)
Loss before income taxes	(102,112)	(2,968)		(105,080)
Provision for income taxes	(661)	603	(E)	(58)
Net loss	$(102,773)	$(2,365)		$(105,138)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(157)	$—		$(157)
Unrealized gain (loss) on short-term investments	554	—		554
Foreign currency gain (loss)	(2,702)	233	(D)	(2,469)
Provision for pension benefit obligation	2,034	175	(F)	2,209
Other comprehensive loss, net	(271)	408		137
Comprehensive loss	$(103,044)	$(1,957)		$(105,001)
Net loss available to ordinary shareholders - basic and diluted	$(102,773)	$(2,365)		$(105,138)
Loss per share - basic and diluted	$(1.44)	$(0.03)		$(1.47)
Weighted-average shares outstanding - basic and diluted	71,610,035	—		71,610,035

	Year ended March 31, 2019
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$28,665	$—		$28,665
Other revenues	469	—		469
Total revenue	29,134	—		29,134
Cost of revenue	(17,230)	—		(17,230)
Gross profit	11,904	—		11,904
Operating expenses:
Sales and marketing	(8,637)	—		(8,637)
Research and development, net of government grants	(50,677)	(206)	(B)	(50,883)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(4,957)	—		(4,957)
Other general and administrative expenses	(26,588)	—		(26,588)
Total general and administrative expense	(31,545)	—		(31,545)
Total operating expense	(90,859)	(206)		(91,065)
Operating loss	(78,955)	(206)		(79,161)
Other income (expense):
Interest expense, net	(20,018)	(259)	(A)	(20,277)
Other, net	(6,369)	(574)	(D)	(6,943)
Other income (expense), net	(26,387)	(833)		(27,220)
Loss before income taxes	(105,342)	(1,039)		(106,381)
Provision for income taxes	(44)	14	(E)	(30)
Net loss	$(105,386)	$(1,025)		$(106,411)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(123)	$—		$(123)
Unrealized gain (loss) on short-term investments	796	—		796
Foreign currency gain (loss)	1,964	574	(D)	2,538
Provision for pension benefit obligation	(887)	—		(887)
Other comprehensive loss, net	1,750	574		2,324
Comprehensive loss	$(103,636)	$(451)		$(104,087)
Net loss available to ordinary shareholders - basic and diluted	$(105,386)	$(1,025)		$(106,411)
Loss per share - basic and diluted	$(1.92)	$(0.02)		$(1.94)
Weighted-average shares outstanding - basic and diluted	54,874,391	—		54,874,391

	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2018	45,646,424	253,934	23,708	(16,634)	(275,639)	(14,631)
Issue of shares, net of issue costs of $4,052	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUS	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(105,386)	(105,386)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain in short-term investments	—	—	—	796	—	796
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities	—	—	—	(3,110)	—	(3,110)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss				1,750		1,750
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	368,958	28,665	(14,884)	(381,025)	1,714
Restatement Impacts
March 31, 2018	—	—	—	1,501	(2,055)	(554)
Issue of shares, net of issue costs of $4,052	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(1,025)	(1,025)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	574	—	574
Provision for pension benefit obligation	—	—	—	—	—	—
Other comprehensive loss				574		574
Stock-based compensation	—	—	—	—	—	—
March 31, 2019	—	—	—	2,075	(3,080)	(1,005)
As Restated
March 31, 2018	45,646,424	253,934	23,708	(15,133)	(277,694)	(15,185)
Issue of shares, net of issue costs of $4,052	19,635,068	113,724	—	—	—	113,724
Issue of shares upon exercise of incentive share options and vesting of RSUS	618,955	1,300	—	—	—	1,300
Net loss	—	—	—	—	(106,411)	(106,411)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(123)	—	(123)
Change in unrealized gain in short-term investments	—	—	—	796	—	796
Foreign currency gain (loss) on:						—
Long-term investment nature intra-entity balances	—	—	—	5,074	—	5,074
Retranslation of foreign entities	—	—	—	(2,536)	—	(2,536)
Provision for pension benefit obligation	—	—	—	(887)	—	(887)
Other comprehensive loss				2,324		2,324
Stock-based compensation	—	—	4,957	—	—	4,957
March 31, 2019	65,900,447	368,958	28,665	(12,809)	(384,105)	709

	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2019	65,900,447	$368,958	$28,665	$(14,884)	$(381,025)	$1,714
Issue of shares, net of issue costs of $6,072	13,800,000	90,528	—	—	—	90,528
Issue of shares upon exercise of incentive share options and vesting of RSUS	697,879	445	—	—	—	445
Net loss	—	—	—	—	(102,773)	(102,773)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(157)	—	(157)
Change in unrealized gain in short-term investments	—	—	—	554	—	554
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	18,394	—	18,394
Retranslation of foreign entities	—	—	—	(21,096)	—	(21,096)
Provision for pension benefit obligation	—	—	—	2,034	—	2,034
Other comprehensive loss				(271)		(271)
Stock-based compensation	—	—	4,467	—	—	4,467
Cumulative effect of accounting changes	—	—		—	363	363
March 31, 2020	80,398,326	459,931	33,132	(15,155)	(483,435)	(5,527)
Restatement Impacts
March 31, 2019	—	$—	$—	$2,075	$(3,080)	$(1,005)
Issue of shares, net of issue costs of $6,072	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(2,365)	(2,365)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	233	—	233
Provision for pension benefit obligation	—	—	—	175	—	175
Other comprehensive loss				408		408
Stock-based compensation	—	—	—	—	—	—
Cumulative effect of accounting changes	—	—	—	—	—	—
March 31, 2020	—	—	—	2,483	(5,445)	(2,962)
As Restated
March 31, 2019	65,900,447	$368,958	$28,665	$(12,809)	$(384,105)	$709
Issue of shares, net of issue costs of $6,072	13,800,000	90,528	—	—	—	90,528
Issue of shares upon exercise of incentive share options and vesting of RSUS	697,879	445	—	—	—	445
Net loss	—	—	—	—	(105,138)	(105,138)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(157)	—	(157)
Change in unrealized gain in short-term investments	—	—	—	554	—	554
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	18,394	—	18,394
Retranslation of foreign entities	—	—	—	(20,863)	—	(20,863)
Provision for pension benefit obligation	—	—	—	2,209	—	2,209
Other comprehensive loss				137		137
Stock-based compensation	—	—	4,467	—	—	4,467
Cumulative effect of accounting changes	—	—	—	—	363	363
March 31, 2020	80,398,326	459,931	33,132	(12,672)	(488,880)	(8,489)

	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2020	80,398,326	459,931	33,132	(15,155)	(483,435)	(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	571,969	197	—	—	—	197
Net loss	—	—	—	—	(108,470)	(108,470)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	582	—	582
Change in unrealized gain in short-term investments	—	—	—	(898)	—	(898)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(27,251)	—	(27,251)
Retranslation of foreign entities	—	—	—	26,035	—	26,035
Provision for pension benefit obligation	—	—	—	622	—	622
Other comprehensive loss				(910)		(910)
Stock-based compensation	—	—	4,984	—	—	4,984
March 31, 2021	101,264,412	540,813	38,116	(16,065)	(591,905)	(29,041)
Restatement Impacts
March 31, 2020	—	—	—	2,483	(5,445)	(2,962)
Issue of shares, net of issue costs of $5,565	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(2,562)	(2,562)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(841)	—	(841)
Provision for pension benefit obligation	—	—	—	(175)	—	(175)
Other comprehensive loss				(1,016)		(1,016)
Stock-based compensation	—	—	—	—	—	—
March 31, 2021	—	—	—	(1,016)	(8,007)	(6,540)
As Restated
March 31, 2020	80,398,326	459,931	33,132	(12,672)	(488,880)	(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	571,969	197	—	—	—	197
Net loss	—	—	—	—	(111,032)	(111,032)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	582	—	582
Change in unrealized gain in short-term investments	—	—	—	(898)	—	(898)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(27,251)	—	(27,251)
Retranslation of foreign entities	—	—	—	25,194	—	25,194
Provision for pension benefit obligation	—	—	—	447	—	447
Other comprehensive loss				(1,926)		(1,926)
Stock-based compensation	—	—	4,984	—	—	4,984
March 31, 2021	101,264,412	540,813	38,116	(14,598)	(599,912)	(35,581)

	Year ended March 31, 2021
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(108,470)	$(2,562)	$(111,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	8,620	(266)	8,354
Share-based compensation	4,984	—	4,984
Increase in deferred lease rentals	726	—	726
Swiss pension obligation	1,054	—	1,054
Amortization of deferred debt issue costs	9,079	3,886	12,965
Impairment of short term investments	2,285	—	2,285
Accrued preference share dividends	1,050	—	1,050
Income taxes	1,926	(672)	1,254
Net change in assets and liabilities:
Trade accounts receivable, net	568	—	568
Inventories	(475)	—	(475)
Accounts payable and accrued liabilities	(2,514)	(896)	(3,410)
Accrued compensation and benefits	4,039	510	4,549
Other assets	(454)	—	(454)
Net cash used in operating activities	(77,582)	—	(77,582)
INVESTING ACTIVITIES:
Increase in short-term investments	(87,247)	—	(87,247)
Realization of short-term investments	134,936	—	134,936
Purchase of property and equipment	(4,240)	—	(4,240)
Purchase of intangible assets	—	—	—
Net cash from (used in) investing activities	43,449	—	43,449
FINANCING ACTIVITIES:
Repayment of finance leases	(633)	—	(633)
Proceeds from drawdown of new debt	—	—	—
Debt issue costs	—	—	—
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	80,881	—	80,881
Net cash generated from financing activities	80,248	—	80,248
Effect of exchange rate fluctuations on cash and cash equivalents	(4,358)	—	(4,358)
Change in cash and cash equivalents	41,757	—	41,757
Beginning cash and cash equivalents	12,940	—	12,940
Ending cash and cash equivalents	$54,697	$—	$54,697
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$17,529	$—	$17,529
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,673	$—	$45,673
Restricted cash	$9,024	$—	$9,024
Total cash, cash equivalents and restricted cash	$54,697	$—	$54,697

	Year ended March 31, 2020
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(102,773)	$(2,365)	$(105,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	12,276	(275)	12,001
Share-based compensation	4,467	—	4,467
Increase in deferred lease rentals	293	—	293
Swiss pension obligation	756	—	756
Amortization of deferred debt issue costs	7,043	3,041	10,084
Impairment of short term investments	—	—	—
Accrued preference share dividends	1,050	—	1,050
Income taxes	368	(537)	(169)
Net change in assets and liabilities:
Trade accounts receivable, net	(2,177)	—	(2,177)
Inventories	(4,967)	(206)	(5,173)
Accounts payable and accrued liabilities	2,456	342	2,798
Accrued compensation and benefits	1,218	—	1,218
Other assets	(656)	—	(656)
Net cash used in operating activities	(80,646)	—	(80,646)
INVESTING ACTIVITIES:
Increase in short-term investments	(95,000)	—	(95,000)
Realization of short-term investments	69,412	—	69,412
Purchase of property and equipment	(4,598)	—	(4,598)
Purchase of intangible assets	(2)	—	(2)
Net cash from (used in) investing activities	(30,188)	—	(30,188)
FINANCING ACTIVITIES:
Repayment of finance leases	(524)	—	(524)
Proceeds from drawdown of new debt	25,000	—	25,000
Debt issue costs	(874)	—	(874)
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	90,973	—	90,973
Net cash generated from financing activities	114,575	—	114,575
Effect of exchange rate fluctuations on cash and cash equivalents	(2,404)	—	(2,404)
Change in cash and cash equivalents	1,337	—	1,337
Beginning cash and cash equivalents	11,603	—	11,603
Ending cash and cash equivalents	$12,940	$—	$12,940
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$15,776	$—	$15,776
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,923	$—	$3,923
Restricted cash	$9,017	$—	$9,017
Total cash, cash equivalents and restricted cash	$12,940	$—	$12,940

	Year ended March 31, 2019
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(105,386)	$(1,025)	$(106,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	12,767	—	12,767
Share-based compensation	4,957	—	4,957
Increase in deferred lease rentals	372	—	372
Swiss pension obligation	575	—	575
Amortization of deferred debt issue costs	5,908	259	6,167
Impairment of short term investments	—	—	—
Accrued preference share dividends	1,050	—	1,050
Income taxes	44	(105)	(61)
Net change in assets and liabilities:
Trade accounts receivable, net	(637)	—	(637)
Inventories	(93)	206	113
Accounts payable and accrued liabilities	370	665	1,035
Accrued compensation and benefits	1,121	—	1,121
Other assets	3,297	—	3,297
Net cash used in operating activities	(75,655)	—	(75,655)
INVESTING ACTIVITIES:
Increase in short-term investments	(119,000)	—	(119,000)
Realization of short-term investments	34,735	—	34,735
Purchase of property and equipment	(4,791)	—	(4,791)
Purchase of intangible assets	(3)	—	(3)
Net cash from (used in) investing activities	(89,059)	—	(89,059)
FINANCING ACTIVITIES:
Repayment of finance leases	(486)	—	(486)
Proceeds from drawdown of new debt	36,000	—	36,000
Debt issue costs	(1,216)	—	(1,216)
Fee paid to noteholders	(3,900)	—	(3,900)
Proceeds from issuance of ordinary shares and warrants	115,024	—	115,024
Net cash generated from financing activities	145,422	—	145,422
Effect of exchange rate fluctuations on cash and cash equivalents	5,690	—	5,690
Change in cash and cash equivalents	(13,602)	—	(13,602)
Beginning cash and cash equivalents	25,205	—	25,205
Ending cash and cash equivalents	$11,603	$—	$11,603
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$11,838	$—	$11,838
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,096	$—	$4,096
Restricted cash	$7,507	$—	$7,507
Total cash, cash equivalents and restricted cash	$11,603	$—	$11,603

Note 3. Intangible Assets

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,711	$(2,711)	$—	—
Brands associated with acquired cell lines	559	(190)	369	26.4 years
Product licenses	944	(694)	250	2.6 years
Other intangibles	176	(176)	—	—
Total	$4,390	$(3,771)	$619	16.8 years

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Customer relationships	$2,436	$(2,436)	$—	—
Brands associated with acquired cell lines	502	(158)	344	27.4 years
Product licenses	849	(568)	281	3.5 years
Other intangibles	158	(158)	—	—
Total	$3,945	$(3,320)	$625	16.3 years

Amortization expense was $73, $94, and $104 in financial years 2021, 2020, and 2019, respectively. Total future amortization expense for intangible assets that have definite lives, based upon the Company’s existing intangible assets and their current estimated useful lives as of March 31, 2021, is estimated as follows:

2022	$76
2023	76
2024	76
2025	77
2026	14
Thereafter	300
Total	$619

Note 4. Debt

Total debt comprises:

	March 31, 2021	March 31, 2020
	As Restated	As Restated
Secured Notes	$145,000	$145,000
Debt discount, net of amortization	(11,127)	(16,261)
Deferred debt costs, net of amortization	(4,261)	(6,375)
Carrying value Secured Notes	129,612	122,364

Royalty liability	39,614	33,897
Total Debt	$169,226	$156,261

The Company’s debt at March 31, 2021 and at March 31, 2020 comprises the Secured Notes, and the royalty liability. As of March 31, 2021, the Company’s long term debt, included $24,167 of principal payments due within 1 year which is classified as current within the balance sheet.

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

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $106.5 million at March 31, 2021 and $87.0 million at March 31, 2020. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability.

Note 5. Fair Value Measurements

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

Note 6. Consolidated Balance Sheet Detail

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

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2021	March 31, 2020
	As Restated	As Restated
Plant and equipment	$62,940	$57,726
Leasehold improvements	$33,369	31,395
Total property and equipment	96,309	89,121
Less: accumulated depreciation	(57,238)	(48,681)
Total property and equipment, net	$39,071	$40,440

Depreciation expenses were $8,813, $12,457,and $12,663 in financial years 2021, 2020 and 2019, respectively. At the beginning of the year ended March 31, 2021, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 4 years to 6 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the year ended March 31, 2021 by $1,164.

Accrued compensation and benefits

Accrued compensation and benefits consist of the following:

	March 31, 2021	March 31, 2020
	As Restated
Salary and related benefits	$666	$635
Accrued vacation	931	521
Accrued payroll taxes	1,765	1,200
Accrued incentive payments	5,392	3,700
Accrued termination and transition payments	3,589	1,154
Total accrued compensation and benefits	$12,343	$7,210

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

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	March 31, 2020
	As Restated
Accrued legal and professional fees	$1,005	$829
Accrued interest	8,009	8,056
Goods received not invoiced	1,722	1,724
Accrued capital expenditure	1,201	1,287
Other accrued expenses	2,072	3,594
Total accrued expenses and other current liabilities	$14,009	$15,490

Note 7. Commitments and Contingencies

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

Note 8. Geographic Information

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

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2021	March 31, 2020
	As Restated	As Restated
Long-lived assets:
United Kingdom	$16,890	$17,388
Switzerland	22,181	23,052
	$39,071	$40,440

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates.  In the year ended March 31, 2021, there was a gain of $4,998. In the year ended March 31, 2020 there was a gain of $2,205 and in the year ended March 31, 2019 a loss of $5,984.

Note 9. Ordinary and Preference Shares

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

Note 10. Share-Based Compensation

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

Note 11. Income Taxes

The components of the provision for income taxes are as follows:
	Year ended March 31,
	2021	2020	2019
Income tax (provision) benefit:	As Restated	As Restated	As Restated
Current - Federal	$(126)	$—	$—
Deferred - Federal	(1,128)	(58)	(30)
	$(1,254)	$(58)	$(30)

The statutory standard corporate income tax rate of the Company in Jersey is 0%. Utilization of the net operating losses carried forward against the profits of the subsidiary in the year ended March 31, 2019 resulted in a reduction in the deferred tax asset of $30, with a corresponding provision for income taxes of the same amount.

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

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2021	2020	2019
	As Restated	As Restated	As Restated
Income tax expense at statutory rate	$—	$—	$—
Impact of tax uncertainties	(1,200)	—	14
Foreign tax rate differential	2,362	2,255	5,287
(Increase) decrease in valuation allowance against deferred tax assets	(2,416)	(2,313)	(5,331)
Provision for income tax	$(1,254)	$(58)	$(30)

Significant components of deferred tax assets are as follows:

	March 31, 2021	March 31, 2020
	As Restated	As Restated
Provisions and reserves	$1,022	$1,315
Operating lease liability	4,100	3,409
Fixed asset basis difference	—	—
Research and development	672	—
Net operating loss carry forwards	22,628	19,526
Gross deferred tax assets	28,422	24,250
Fixed asset basis difference	(2,289)	(90)
Operating lease right-of-use assets	(4,100)	(3,409)
Gross deferred tax liabilities	(6,389)	(3,499)
Net deferred tax asset	22,033	20,751
Valuation allowance	(22,930)	(20,514)
Net deferred taxes	$(897)	$237

The balance sheet classification of net deferred tax assets is as follows:

	March 31, 2021	March 31, 2020
	As Restated	As Restated
Net noncurrent deferred tax assets	$255	$237
Net noncurrent deferred tax liabilities	$(1,152)	$—
Total	$(897)	$237

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

As of March 31, 2021, the Company has net operating loss carry forwards of approximately $286,595 which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $22,354 will expire between 2022 and 2028. The remaining portion of the carry forward losses arose in jurisdictions where losses do not expire.

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

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):
	2021	2020	2019
	As Restated	As Restated	As Restated
Balance at beginning of year	$1,216	$603	$617
Increases related to current year tax positions	—	613	(14)
Increases related to prior years tax positions	—	—	—
Balance at end of year	$1,216	$1,216	$603

As of March 31, 2021, 2020, and 2019 the Company has an unrecognized benefit of $1,216, $1,216, and $603 respectively, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions’ income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

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

Note 12. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2021, 2020 and 2019 amounted to $581, $963 and $750, respectively.

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

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2021	March 31, 2020
	As Restated	As Restated
Pension benefit obligation, beginning of year	$18,789	$17,784
Service cost	2,272	2,003
Contributions paid by plan participants	2,704	2,180
Interest cost	126	131
Benefits paid	(2,207)	(2,841)
Prior service cost	—	836
Actuarial loss / (gain)	648	(1,915)
Foreign currency translation	316	611
Pension benefit obligation, end of year	$22,648	$18,789

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

The net pension costs for the year are based on the assumptions adopted at the start of each financial year and comprise:

	Year ended
	March 31, 2021	March 31, 2020	March 31, 2019
	As Restated	As Restated
Employer service cost	$2,272	$2,003	$1,574
Interest cost	126	131	153
Expected return on plan assets	(243)	(130)	(131)
Amortization of prior service credit	58	(23)	(14)
Amortization of net loss	—	216	154
Net pension cost	$2,213	$2,197	$1,736

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	As Restated	As Restated
	March 31, 2021	March 31, 2020	March 31, 2019
Net actuarial (gain) / loss	$(389)	$(2,016)	$1,027
Amortization of prior service credit	(58)	23	14
Amortization of net loss	—	(216)	(154)
	$(447)	$(2,209)	$887

The cumulative amounts recognized in other comprehensive income were $3,035 and $3,482 at March 31, 2021 and March 31, 2020 respectively. This represented a net loss of $2,431 and $2,819 at March 31, 2021 and March 31, 2020 respectively and a prior service cost of $605 at March 31, 2021 and $663 at March 31, 2020.

The following benefit payments are expected to be paid in the following periods:

2022	$1,122
2023	$1,161
2024	$1,178
2025	$1,199
2026	$1,215
2027 to 2030	$6,397

Expected annual employer contributions to the plan in the year ending March 31, 2022 amount to $1,436.

Note 13. Net Loss Per Share

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

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses.

	Year ended March 31,
	2021	2020	2019
	As Restated	As Restated	As Restated
Numerator:
Net loss	$(111,032)	$(105,138)	$(106,411)
Net loss available to ordinary shareholders - basic and diluted	$(111,032)	$(105,138)	$(106,411)
Denominator:
Weighted-average shares outstanding - basic and diluted	91,637,966	71,610,035	54,874,391
Loss per share - basic and diluted	$(1.21)	$(1.47)	$(1.94)

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

14. Lease Commitments

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

15. Subsequent Events

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes.

16. Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for the quarters ended December 31, 2020, September 30, 2020, and June 30, 2020 during the annual year ended March 31, 2021. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

Following the restated consolidated financial statement tables, we have presented a reconciliation from our prior periods, as previously reported, to the restated values. The values as previously reported were derived from our Quarterly Reports on Form 10-Q for the interim periods ended December 31, 2020, September 30, 2020 and June 30, 2020.

Description of Misstatements

(A) The Company historically accounted for its term debt and royalty rights agreements on a combined basis instead of separately recognizing them as standalone financial instruments. Over time, the subsequent accounting on a standalone basis differed from the combined accounting treatment and resulted in an increase to Interest expense, increase to long-term debt, and increase or decrease to foreign exchange gains/(losses) over the impacted periods.

(B) Over recognition of depreciation expense related to specific property and equipment. The Company has recorded adjustments to recognize these amounts in the appropriate period(s).

(C) Under-accrual for fringe benefits and taxes associated with employee compensation arrangements. The Company has recorded adjustments to recognize these amounts in the appropriate period(s).

(D) Adjustment to recognize the foreign currency impact of certain immaterial monetary items within Other, net previously recognized in Foreign currency gain (loss) within other comprehensive income (loss).

(E) The Company recognized an out of period adjustment for deferred tax assets related to certain research and development initiatives.

(F) Correction of other immaterial errors.

(G) As previously disclosed, the Company's condensed consolidated balance sheet as of June 30, 2020 incorrectly classified $12.1 million of indebtedness as non-current liabilities instead of as current liabilities.

(unaudited)	December 31, 2020	September 30, 2020	June 30, 2020
ASSETS	As Restated	As Restated	As Restated
Current assets:
Cash and cash equivalents	$3,401	$18,125	$7,325
Short-term investments	131,062	144,618	87,152
Trade accounts receivable, net	4,539	4,518	5,972
Inventories	23,709	22,798	21,291
Prepaid expenses and other current assets	4,928	5,851	4,091
Total current assets	167,639	195,910	125,831
Restricted cash	9,046	9,031	9,021
Property and equipment, net	41,299	40,182	39,563
Operating lease right-of-use assets	22,364	21,557	21,124
Intangible assets, net	632	614	606
Deferred income taxes	741	573	405
Other non-current assets	4,914	4,634	4,438
Total assets	$246,635	$272,501	$200,988
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,860	$5,138	$5,621
Accrued compensation and benefits	4,844	5,191	5,190
Accrued expenses and other current liabilities	11,351	17,410	13,317
Current portion of long-term debt	24,167	12,083	12,083
Current portion of operating lease liability	3,309	3,138	3,045
Current portion of finance lease obligation	878	577	573
Total current liabilities	50,409	43,537	39,829
Long-term debt, less current portion	141,822	149,007	147,260
Operating lease liability, less current portion	21,203	20,282	19,695
Finance lease obligation, less current portion	582	921	1,017
Deferred income taxes	1,455	—	—
Defined benefit pension plan obligation	7,707	7,169	6,623
7% Cumulative redeemable preference shares	21,213	20,950	20,688
Total liabilities	244,391	241,866	235,112
Commitments and contingencies	—	—	—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,075,845, 100,965,451, and 80,593,440 issued and outstanding at December 31, 2020, September 30, 2020, and June 30, 2020 Respectively	540,819	540,769	459,990
Additional paid in capital	36,630	35,416	34,092
Accumulated other comprehensive loss	(14,634)	(16,659)	(13,070)
Accumulated deficit	(560,571)	(528,891)	(515,136)
Total shareholders' equity (deficit)	2,244	30,635	(34,124)
Total liabilities and shareholders' equity (deficit)	$246,635	$272,501	$200,988

(unaudited)	December 31, 2020	September 30, 2020	June 30, 2020	December 31 2020	September 30, 2020
	Quarter ended	Quarter ended	Quarter ended	Nine months ended	Six months ended
	As Restated	As Restated	As Restated	As Restated	As Restated
Revenue:
Product sales	$8,740	$8,543	$8,924	$26,207	$17,467
Other revenues	11	7,523	—	7,534	7,523
Total revenue	8,751	16,066	8,924	33,741	24,990
Cost of revenue	(4,970)	(4,499)	(5,414)	(14,883)	(9,913)
Gross profit	3,781	11,567	3,510	18,858	15,077
Operating expenses:
Sales and marketing	(2,283)	(2,231)	(2,243)	(6,757)	(4,474)
Research and development, net of government grants	(14,350)	(12,743)	(11,415)	(38,508)	(24,158)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,214)	(1,324)	(960)	(3,498)	(2,284)
Other general and administrative expenses	(7,524)	(8,232)	(8,578)	(24,334)	(16,810)
Total general and administrative expense	(8,738)	(9,556)	(9,538)	(27,832)	(19,094)
Total operating expense	(25,371)	(24,530)	(23,196)	(73,097)	(47,726)
Operating loss	(21,590)	(12,963)	(19,686)	(54,239)	(32,649)
Other income (expense):
Interest expense, net	(9,404)	(6,297)	(6,931)	(22,632)	(13,228)
Other, net	617	5,354	208	6,179	5,562
Other income (expense), net	(8,787)	(943)	(6,723)	(16,453)	(7,666)
Loss before income taxes	(30,377)	(13,906)	(26,409)	(70,692)	(40,315)
Provision for income taxes	(1,303)	151	153	(999)	304
Net loss	$(31,680)	$(13,755)	$(26,256)	$(71,691)	$(40,011)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$295	$279	$(3)	$571	$276
Unrealized gain (loss) on short-term investments	111	(79)	(404)	(372)	(483)
Foreign currency gain (loss)	1,606	(3,803)	171	(2,026)	(3,632)
Provision for pension benefit obligation	13	14	(162)	(135)	(148)
Other comprehensive loss, net	2,025	(3,589)	(398)	(1,962)	(3,987)
Comprehensive loss	$(29,655)	$(17,344)	$(26,654)	$(73,652)	$(43,998)
Net loss available to ordinary shareholders - basic and diluted	$(31,680)	$(13,755)	$(26,256)	$(71,691)	$(40,011)
Loss per share - basic and diluted	$(0.31)	$(0.16)	$(0.33)	$(0.81)	$(0.49)
Weighted-average shares outstanding - basic and diluted	101,016,040	83,949,195	80,485,985	88,512,823	82,227,052

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
March 31, 2020 As Restated	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares upon exercise of incentive share options and vesting of RSUS	195,114	59	—	—	—	59
Net loss	—	—	—	—	(26,256)	(26,256)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain in short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:	—	—
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,514)	—	(4,514)
Provision for pension benefit obligation	—	—	—	(162)	—	(162)
Other comprehensive loss				(398)		(398)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020 As Restated	80,593,440	459,990	34,092	(13,070)	(515,136)	(34,124)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	77,894	94	—	—	—	94
Net loss	—	—	—	—	(13,755)	(13,755)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	279	—	279
Change in unrealized gain in short-term investments	—	—	—	(79)	—	(79)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,841)	—	(3,841)
Retranslation of foreign entities	—	—	—	38	—	38
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				(3,589)		(3,589)
Stock-based compensation	—	—	1,324	—	—	1,324
September 30, 2020 As Restated	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635
Issue of shares	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	110,394	50	—	—	—	50
Net loss	—	—	—	—	(31,680)	(31,680)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	295	—	295
Change in unrealized gain in short-term investments	—	—	—	111	—	111
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,692)	—	(4,692)
Retranslation of foreign entities	—	—	—	6,298	—	6,298
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss				2,025		2,025
Stock-based compensation	—	—	1,214	—	—	1,214
December 31, 2020 As Restated	101,075,845	540,819	36,630	(14,634)	(560,571)	2,244

(unaudited)
	December 31 2020	September 30, 2020	June 30, 2020
OPERATING ACTIVITIES:	Nine Months Ended	Six Months Ended	3 Months Ended
	As Restated	As Restated	As Restated
Net loss	$(71,691)	$(40,011)	$(26,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	6,354	4,131	2,093
Share-based compensation	3,498	2,284	960
Increase in deferred lease rentals	512	346	169
Swiss pension obligation	776	516	253
Amortization of deferred debt issue costs	9,728	4,830	3,083
Change in fair value of convertible loan derivatives	—	—	—
Impairment of short term investments	—	—	—
Accrued preference share dividends	788	525	263
Income taxes	999	(304)	(153)
Net change in assets and liabilities:	—	—	—
Trade accounts receivable, net	1,268	1,093	(587)
Inventories	(1,218)	(1,411)	(638)
Accounts payable and accrued liabilities	(4,601)	1,390	(1,664)
Accrued compensation and benefits	(2,825)	(2,215)	(2,025)
Other assets	(330)	(1,807)	(306)
Net cash used in operating activities	(56,742)	(30,633)	(24,808)
INVESTING ACTIVITIES:
Increase in short-term investments	(72,247)	(72,247)	—
Realization of short-term investments	57,683	44,016	29,314
Purchase of property and equipment	(3,602)	(2,069)	(830)
Purchase of intangible assets	—	—	—
Net cash from (used in) investing activities	(18,166)	(30,300)	28,484
FINANCING ACTIVITIES:
Repayment of finance leases	(491)	(356)	(171)
Proceeds from drawdown of new debt	—	—	—
Debt issue costs	—	—	—
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	80,888	80,838	59
Net cash generated from financing activities	80,397	80,482	(112)
Effect of exchange rate fluctuations on cash and cash equivalents	(5,982)	(5,333)	(158)
Change in cash and cash equivalents	(493)	14,216	3,406
Beginning cash and cash equivalents	12,940	12,940	12,940
Ending cash and cash equivalents	$12,447	$27,156	$16,346
Supplemental cash flow disclosures:
Income taxes paid	—	$—	$—
Interest paid	$17,499	$8,765	$8,731
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,401	$18,125	$7,325
Restricted cash	$9,046	$9,031	$9,021
Total cash, cash equivalents and restricted cash	$12,447	$27,156	$16,346

(unaudited)	December 31, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,401	$—		$3,401
Short-term investments	131,062	—		131,062
Trade accounts receivable, net	4,539	—		4,539
Inventories	23,709	—		23,709
Prepaid expenses and other current assets	4,928	—		4,928
Total current assets	167,639	—		167,639
Restricted cash	9,046	—		9,046
Property and equipment, net	40,894	405	(B)	41,299
Operating lease right-of-use assets	22,364	—		22,364
Intangible assets, net	632	—		632
Deferred income taxes	237	504	(E)	741
Other non-current assets	4,914	—		4,914
Total assets	$245,726	$909		$246,635
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,860	$—		$5,860
Accrued compensation and benefits	4,844	—		4,844
Accrued expenses and other current liabilities	11,351	—		11,351
Current portion of long-term debt	24,167	—		24,167
Current portion of operating lease liability	3,309	—		3,309
Current portion of finance lease obligation	878	—		878
Total current liabilities	50,409	—		50,409
Long-term debt, less current portion	135,490	6,332	(A)	141,822
Operating lease liability, less current portion	21,203	—		21,203
Finance lease obligation, less current portion	582	—		582
Deferred income taxes	1,455	—		1,455
Defined benefit pension plan obligation	7,707	—		7,707
7% Cumulative redeemable preference shares	21,213	—		21,213
Total liabilities	238,059	6,332		244,391
Commitments and contingencies	—	—		—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,075,845 issued and outstanding at December 31, 2020	540,819	—		540,819
Additional paid in capital	36,630	—		36,630
Accumulated other comprehensive loss	(16,186)	1,552	(D)	(14,634)
Accumulated deficit	(553,596)	(6,975)	(A)(B)(D)(E)	(560,571)
Total shareholders' equity (deficit)	7,667	(5,423)		2,244
Total liabilities and shareholders' equity (deficit)	$245,726	$909		$246,635

(unaudited)	September 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$18,125	$—		$18,125
Short-term investments	144,618	—		144,618
Trade accounts receivable, net	4,518	—		4,518
Inventories	22,798	—		22,798
Prepaid expenses and other current assets	5,851	—		5,851
Total current assets	195,910	—		195,910
Restricted cash	9,031	—		9,031
Property and equipment, net	39,912	270	(B)	40,182
Operating lease right-of-use assets	21,557	—		21,557
Intangible assets, net	614	—		614
Deferred income taxes	237	336	(E)	573
Other non-current assets	4,634	—		4,634
Total assets	$271,895	$606		$272,501
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,138	$—		$5,138
Accrued compensation and benefits	5,191	—		5,191
Accrued expenses and other current liabilities	17,410	—		17,410
Current portion of long-term debt	12,083	—		12,083
Current portion of operating lease liability	3,138	—		3,138
Current portion of finance lease obligation	577	—		577
Total current liabilities	43,537	—		43,537
Long-term debt, less current portion	145,326	3,681	(A)	149,007
Operating lease liability, less current portion	20,282	—		20,282
Finance lease obligation, less current portion	921	—		921
Deferred income taxes	—	—		—
Defined benefit pension plan obligation	7,169	—		7,169
7% Cumulative redeemable preference shares	20,950	—		20,950
Total liabilities	238,185	3,681		241,866
Commitments and contingencies	—	—		—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 100,965,451 issued and outstanding at September 30, 2020	540,769	—		540,769
Additional paid in capital	35,416	—		35,416
Accumulated other comprehensive loss	(18,636)	1,977	(D)	(16,659)
Accumulated deficit	(523,839)	(5,052)	(A)(B)(D)(E)	(528,891)
Total shareholders' equity (deficit)	33,710	(3,075)		30,635
Total liabilities and shareholders' equity (deficit)	$271,895	$606		$272,501

(unaudited)	June 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,325	$—		$7,325
Short-term investments	87,152	—		87,152
Trade accounts receivable, net	5,972	—		5,972
Inventories	21,291	—		21,291
Prepaid expenses and other current assets	4,091	—		4,091
Total current assets	125,831	—		125,831
Restricted cash	9,021	—		9,021
Property and equipment, net	39,428	135	(B)	39,563
Operating lease right-of-use assets	21,124	—		21,124
Intangible assets, net	606	—		606
Deferred income taxes	237	168	(E)	405
Other non-current assets	4,438	—		4,438
Total assets	$200,685	$303		$200,988
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,621	$—		$5,621
Accrued compensation and benefits	5,190	—		5,190
Accrued expenses and other current liabilities	13,317	—		13,317
Current portion of long-term debt	—	12,083	(G)	12,083
Current portion of operating lease liability	3,045	—		3,045
Current portion of finance lease obligation	573	—		573
Total current liabilities	27,746	12,083		39,829
Long-term debt, less current portion	155,101	(7,841)	(A) (G)	147,260
Operating lease liability, less current portion	19,695	—		19,695
Finance lease obligation, less current portion	1,017	—		1,017
Deferred income taxes	—	—		—
Defined benefit pension plan obligation	6,623	—		6,623
7% Cumulative redeemable preference shares	20,688	—		20,688
Total liabilities	230,870	4,242		235,112
Commitments and contingencies	—	—		—
Shareholders' equity (deficit):
Ordinary shares (nil par value) 80,593,440 issued and outstanding at June 30, 2020	459,990	—		459,990
Additional paid in capital	34,092	—		34,092
Accumulated other comprehensive loss	(15,403)	2,333	(D)	(13,070)
Accumulated deficit	(508,864)	(6,272)	(A)(B)(D)(E)	(515,136)
Total shareholders' equity (deficit)	(30,185)	(3,939)		(34,124)
Total liabilities and shareholders' equity (deficit)	$200,685	$303		$200,988

(unaudited)	Quarter ended December 31, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$8,740	$—		$8,740
Other revenues	11	—		11
Total revenue	8,751	—		8,751
Cost of revenue	(4,970)	—		(4,970)
Gross profit	3,781	—		3,781
Operating expenses:
Sales and marketing	(2,283)	—		(2,283)
Research and development, net of government grants	(14,485)	135	(B)	(14,350)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,214)	—		(1,214)
Other general and administrative expenses	(7,524)	—		(7,524)
Total general and administrative expense	(8,738)	—		(8,738)
Total operating expense	(25,506)	135		(25,371)
Operating loss	(21,725)	135		(21,590)
Other income (expense):
Interest expense, net	(6,753)	(2,651)	(A)	(9,404)
Other, net	192	425	(D)	617
Other income (expense), net	(6,561)	(2,226)		(8,787)
Loss before income taxes	(28,286)	(2,091)		(30,377)
Provision for income taxes	(1,471)	168	(E)	(1,303)
Net loss	$(29,757)	$(1,923)		$(31,680)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$295	$—		$295
Unrealized gain (loss) on short-term investments	111	—		111
Foreign currency gain (loss)	2,031	(425)	(D)	1,606
Provision for pension benefit obligation	13	—		13
Other comprehensive loss, net	2,450	(425)		2,025
Comprehensive loss	$(27,307)	$(2,348)		$(29,655)
Net loss available to ordinary shareholders - basic and diluted	$(29,757)	$(1,923)		$(31,680)
Loss per share - basic and diluted	$(0.29)	$(0.02)		$(0.31)
Weighted-average shares outstanding - basic and diluted	101,016,040	—		101,016,040

(unaudited)	Quarter ended September 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$8,543	$—		$8,543
Other revenues	7,523	—		7,523
Total revenue	16,066	—		16,066
Cost of revenue	(4,499)	—		(4,499)
Gross profit	11,567	—		11,567
Operating expenses:
Sales and marketing	(2,231)	—		(2,231)
Research and development, net of government grants	(12,878)	135	(B)	(12,743)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,324)	—		(1,324)
Other general and administrative expenses	(8,232)	—		(8,232)
Total general and administrative expense	(9,556)	—		(9,556)
Total operating expense	(24,665)	135		(24,530)
Operating loss	(13,098)	135		(12,963)
Other income (expense):
Interest expense, net	(6,858)	561	(A)	(6,297)
Other, net	4,998	356	(D)	5,354
Other income (expense), net	(1,860)	917		(943)
Loss before income taxes	(14,958)	1,052		(13,906)
Provision for income taxes	(17)	168	(E)	151
Net loss	$(14,975)	$1,220		$(13,755)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$279	$—		$279
Unrealized gain (loss) on short-term investments	(79)	—		(79)
Foreign currency gain (loss)	(3,447)	(356)	(D)	(3,803)
Provision for pension benefit obligation	14	—		14
Other comprehensive loss, net	(3,233)	(356)		(3,589)
Comprehensive loss	$(18,208)	$864		$(17,344)
Net loss available to ordinary shareholders - basic and diluted	$(14,975)	$1,220		$(13,755)
Loss per share - basic and diluted	$(0.18)	$0.01		$(0.16)
Weighted-average shares outstanding - basic and diluted	83,949,195	—		83,949,195

(unaudited)	Quarter ended June 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$8,924	$—		$8,924
Other revenues	—	—		—
Total revenue	8,924	—		8,924
Cost of revenue	(5,414)	—		(5,414)
Gross profit	3,510	—		3,510
Operating expenses:
Sales and marketing	(2,243)	—		(2,243)
Research and development, net of government grants	(11,450)	35	(B)(F)	(11,415)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(960)	—		(960)
Other general and administrative expenses	(8,578)	—		(8,578)
Total general and administrative expense	(9,538)	—		(9,538)
Total operating expense	(23,231)	35		(23,196)
Operating loss	(19,721)	35		(19,686)
Other income (expense):
Interest expense, net	(5,926)	(1,005)	(A)	(6,931)
Other, net	233	(25)	(D)	208
Other income (expense), net	(5,693)	(1,030)		(6,723)
Loss before income taxes	(25,414)	(995)		(26,409)
Provision for income taxes	(15)	168	(E)	153
Net loss	$(25,429)	$(827)		$(26,256)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(3)	$—		$(3)
Unrealized gain (loss) on short-term investments	(404)	—		(404)
Foreign currency gain (loss)	146	25	(D)	171
Provision for pension benefit obligation	13	(175)	(F)	(162)
Other comprehensive loss, net	(248)	(150)		(398)
Comprehensive loss	$(25,677)	$(977)		$(26,654)
Net loss available to ordinary shareholders - basic and diluted	$(25,429)	$(827)		$(26,256)
Loss per share - basic and diluted	$(0.32)	$(0.01)		$(0.33)
Weighted-average shares outstanding - basic and diluted	80,485,985	—		80,485,985

(unaudited)	Nine month ended December 31, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$26,207	$—		$26,207
Other revenues	7,534	—		7,534
Total revenue	33,741	—		33,741
Cost of revenue	(14,883)	—		(14,883)
Gross profit	18,858	—		18,858
Operating expenses:
Sales and marketing	(6,757)	—		(6,757)
Research and development, net of government grants	(38,813)	305	(B)(F)	(38,508)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(3,498)	—		(3,498)
Other general and administrative expenses	(24,334)	—		(24,334)
Total general and administrative expense	(27,832)	—		(27,832)
Total operating expense	(73,402)	305		(73,097)
Operating loss	(54,544)	305		(54,239)
Other income (expense):
Interest expense, net	(19,537)	(3,095)	(A)	(22,632)
Other, net	5,423	756	(D)	6,179
Other income (expense), net	(14,114)	(2,339)		(16,453)
Loss before income taxes	(68,658)	(2,034)		(70,692)
Provision for income taxes	(1,503)	504	(E)	(999)
Net loss	$(70,161)	$(1,530)		$(71,691)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$571	$—		$571
Unrealized gain (loss) on short-term investments	(372)	—		(372)
Foreign currency gain (loss)	(1,270)	(756)	(D)	(2,026)
Provision for pension benefit obligation	40	(175)	(F)	(135)
Other comprehensive loss, net	(1,031)	(931)		(1,962)
Comprehensive loss	$(71,192)	$(2,461)		$(73,652)
Net loss available to ordinary shareholders - basic and diluted	$(70,161)	$(1,530)		$(71,691)
Loss per share - basic and diluted	$(0.79)	$(0.02)		$(0.81)
Weighted-average shares outstanding - basic and diluted	88,512,823	—		88,512,823

(unaudited)	Six month ended September 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$17,467	$—		$17,467
Other revenues	7,523	—		7,523
Total revenue	24,990	—		24,990
Cost of revenue	(9,913)	—		(9,913)
Gross profit	15,077	—		15,077
Operating expenses:
Sales and marketing	(4,474)	—		(4,474)
Research and development, net of government grants	(24,328)	170	(B)(F)	(24,158)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(2,284)	—		(2,284)
Other general and administrative expenses	(16,810)	—		(16,810)
Total general and administrative expense	(19,094)	—		(19,094)
Total operating expense	(47,896)	170		(47,726)
Operating loss	(32,819)	170		(32,649)
Other income (expense):
Interest expense, net	(12,784)	(444)	(A)	(13,228)
Other, net	5,231	331	(D)	5,562
Other income (expense), net	(7,553)	(113)		(7,666)
Loss before income taxes	(40,372)	57		(40,315)
Provision for income taxes	(32)	336	(E)	304
Net loss	$(40,404)	$393		$(40,011)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$276	$—		$276
Unrealized gain (loss) on short-term investments	(483)	—		(483)
Foreign currency gain (loss)	(3,301)	(331)	(D)	(3,632)
Provision for pension benefit obligation	27	(175)	(F)	(148)
Other comprehensive loss, net	(3,481)	(506)		(3,987)
Comprehensive loss	$(43,885)	$(113)		$(43,998)
Net loss available to ordinary shareholders - basic and diluted	$(40,404)	$393		$(40,011)
Loss per share - basic and diluted	$(0.49)	$0.00		$(0.49)
Weighted-average shares outstanding - basic and diluted	82,227,052	—		82,227,052

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
June 30, 2020	80,593,440	$459,990	$34,092	$(15,403)	$(508,864)	$(30,185)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	77,894	94	—	—	—	94
Net loss	—	—	—	—	(14,975)	(14,975)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	279	—	279
Change in unrealized gain in short-term investments	—	—	—	(79)	—	(79)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,841)	—	(3,841)
Retranslation of foreign entities	—	—	—	394	—	394
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				(3,233)		(3,233)
Stock-based compensation	—	—	1,324	—	—	1,324
September 30, 2020	100,965,451	540,769	35,416	(18,636)	(523,839)	33,710
Restatement Impacts
June 30, 2020	—	$—	$—	$2,333	$(6,272)	$(3,939)
Issue of shares, net of issue costs of $5,565	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	1,220	1,220
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(356)	—	(356)
Provision for pension benefit obligation	—	—	—	—	—	—
Other comprehensive loss				(356)		(356)
Stock-based compensation	—	—	—	—	—	—
September 30, 2020	—	—	—	1,977	(5,052)	(3,075)
As Restated
June 30, 2020	80,593,440	$459,990	$34,092	$(13,070)	$(515,136)	$(34,124)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	77,894	94	—	—	—	94
Net loss	—	—	—	—	(13,755)	(13,755)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	279	—	279
Change in unrealized gain in short-term investments	—	—	—	(79)	—	(79)
Foreign currency gain (loss) on:						—
Long-term investment nature intra-entity balances	—	—	—	(3,841)	—	(3,841)
Retranslation of foreign entities	—	—	—	38	—	38
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				(3,589)		(3,589)
Stock-based compensation	—	—	1,324	—	—	1,324
September 30, 2020	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
September 30, 2020	100,965,451	$540,769	$35,416	$(18,636)	$(523,839)	$33,710
Issue of shares	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	110,394	50	—	—	—	50
Net loss	—	—	—	—	(29,757)	(29,757)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	295	—	295
Change in unrealized gain in short-term investments	—	—	—	111	—	111
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,692)	—	(4,692)
Retranslation of foreign entities	—	—	—	6,723	—	6,723
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss				2,450		2,450
Stock-based compensation	—	—	1,214	—	—	1,214
December 31, 2020	101,075,845	540,819	36,630	(16,186)	(553,596)	7,667
Restatement Impacts
September 30, 2020	—	$—	$—	$1,977	$(5,052)	$(3,075)
Issue of shares	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(1,923)	(1,923)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(425)	—	(425)
Provision for pension benefit obligation	—	—	—	—	—	—
Other comprehensive loss				(425)		(425)
Stock-based compensation	—	—	—	—	—	—
December 31, 2020	—	—	—	1,552	(6,975)	(5,423)
As Restated
September 30, 2020	100,965,451	$540,769	$35,416	$(16,659)	$(528,891)	$30,635
Issue of shares	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	110,394	50	—	—	—	50
Net loss	—	—	—	—	(31,680)	(31,680)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	295	—	295
Change in unrealized gain in short-term investments	—	—	—	111	—	111
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,692)	—	(4,692)
Retranslation of foreign entities	—	—	—	6,298	—	6,298
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss				2,025		2,025
Stock-based compensation	—	—	1,214	—	—	1,214
December 31, 2020	101,075,845	540,819	36,630	(14,634)	(560,571)	2,244

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares upon exercise of incentive share options and vesting of RSUS	195,114	59	—	—	—	59
Net loss	—	—	—	—	(25,429)	(25,429)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain in short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,539)	—	(4,539)
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss				(248)		(248)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	459,990	34,092	(15,403)	(508,864)	(30,185)
Restatement Impacts
March 31, 2020	—	$—	$—	$2,483	$(5,445)	$(2,962)
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(827)	(827)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	25	—	25
Provision for pension benefit obligation	—	—	—	(175)	—	(175)
Other comprehensive loss				(150)		(150)
Stock-based compensation	—	—	—	—	—	—
June 30, 2020	—	—	—	2,333	(6,272)	(3,939)
As Restated
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares upon exercise of incentive share options and vesting of RSUS	195,114	59	—	—	—	59
Net loss	—	—	—	—	(26,256)	(26,256)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain in short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,514)	—	(4,514)
Provision for pension benefit obligation	—	—	—	(162)	—	(162)
Other comprehensive loss				(398)		(398)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	459,990	34,092	(13,070)	(515,136)	(34,124)

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	273,008	153	—	—	—	153
Net loss	—	—	—	—	(40,404)	(40,404)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	276	—	276
Change in unrealized gain in short-term investments	—	—	—	(483)	—	(483)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	844	—	844
Retranslation of foreign entities	—	—	—	(4,145)	—	(4,145)
Provision for pension benefit obligation	—	—	—	27	—	27
Other comprehensive loss				(3,481)		(3,481)
Stock-based compensation	—	—	2,284	—	—	2,284
September 30, 2020	100,965,451	540,769	35,416	(18,636)	(523,839)	33,710
Restatement Impacts
March 31, 2020	—	$—	$—	$2,483	$(5,445)	$(2,962)
Issue of shares, net of issue costs of $5,565	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	393	393
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(331)	—	(331)
Provision for pension benefit obligation	—	—	—	(175)	—	(175)
Other comprehensive loss				(506)		(506)
Stock-based compensation	—	—	—	—	—	—
September 30, 2020	—	—	—	1,977	(5,052)	(3,075)
As Restated
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	273,008	153	—	—	—	153
Net loss	—	—	—	—	(40,011)	(40,011)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	276	—	276
Change in unrealized gain in short-term investments	—	—	—	(483)	—	(483)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	844	—	844
Retranslation of foreign entities	—	—	—	(4,476)	—	(4,476)
Provision for pension benefit obligation	—	—	—	(148)	—	(148)
Other comprehensive loss				(3,987)		(3,987)
Stock-based compensation	—	—	2,284	—	—	2,284
September 30, 2020	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635

(unaudited)	Ordinary shares
	Shares	Amount	Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
As Previously Reported
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	383,402	203	—	—	—	203
Net loss	—	—	—	—	(70,161)	(70,161)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	571	—	571
Change in unrealized gain in short-term investments	—	—	—	(372)	—	(372)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,848)	—	(3,848)
Retranslation of foreign entities	—	—	—	2,578	—	2,578
Provision for pension benefit obligation	—	—	—	40	—	40
Other comprehensive loss				(1,031)		(1,031)
Stock-based compensation	—	—	3,498	—	—	3,498
December 31, 2020	101,075,845	540,819	36,630	(16,186)	(553,596)	7,667
Restatement Impacts
March 31, 2020	—	$—	$—	$2,483	$(5,445)	$(2,962)
Issue of shares, net of issue costs of $5,565	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(1,530)	(1,530)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(756)	—	(756)
Provision for pension benefit obligation	—	—	—	(175)	—	(175)
Other comprehensive loss				(931)		(931)
Stock-based compensation	—	—	—	—	—	—
December 31, 2020	—	—	—	1,552	(6,975)	(5,423)
As Restated
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	383,402	203	—	—	—	203
Net loss	—	—	—	—	(71,691)	(71,691)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	571	—	571
Change in unrealized gain in short-term investments	—	—	—	(372)	—	(372)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,848)	—	(3,848)
Retranslation of foreign entities	—	—	—	1,822	—	1,822
Provision for pension benefit obligation	—	—	—	(135)	—	(135)
Other comprehensive loss				(1,962)		(1,962)
Stock-based compensation	—	—	3,498	—	—	3,498
December 31, 2020	101,075,845	540,819	36,630	(14,634)	(560,571)	2,244

(unaudited)	Nine months ended December 31, 2020
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(70,161)	$(1,530)	$(71,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	6,484	(130)	6,354
Share-based compensation	3,498	—	3,498
Increase in deferred lease rentals	512	—	512
Swiss pension obligation	776	—	776
Amortization of deferred debt issue costs	6,633	3,095	9,728
Accrued preference share dividends	788	—	788
Income taxes	1,503	(504)	999
Net change in assets and liabilities:
Trade accounts receivable, net	1,268	—	1,268
Inventories	(1,218)	—	(1,218)
Accounts payable and accrued liabilities	(3,670)	(931)	(4,601)
Accrued compensation and benefits	(2,825)	—	(2,825)
Other assets	(330)	—	(330)
Net cash used in operating activities	(56,742)	—	(56,742)
INVESTING ACTIVITIES:
Increase in short-term investments	(72,247)	—	(72,247)
Realization of short-term investments	57,683	—	57,683
Purchase of property and equipment	(3,602)	—	(3,602)
Purchase of intangible assets	—	—	—
Net cash from (used in) investing activities	(18,166)	—	(18,166)
FINANCING ACTIVITIES:
Repayment of finance leases	(491)	—	(491)
Proceeds from drawdown of new debt	—	—	—
Debt issue costs	—	—	—
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	80,888	—	80,888
Net cash generated from financing activities	80,397	—	80,397
Effect of exchange rate fluctuations on cash and cash equivalents	(5,982)	—	(5,982)
Change in cash and cash equivalents	(493)	—	(493)
Beginning cash and cash equivalents	12,940	—	12,940
Ending cash and cash equivalents	$12,447	$—	$12,447
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$17,499	$—	$17,499
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,401	$—	$3,401
Restricted cash	$9,046	$—	$9,046
Total cash, cash equivalents and restricted cash	$12,447	$—	$12,447

(unaudited)	Six months ended September 30, 2020
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(40,404)	$393	$(40,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	4,126	5	4,131
Share-based compensation	2,284	—	2,284
Increase in deferred lease rentals	346	—	346
Swiss pension obligation	516	—	516
Amortization of deferred debt issue costs	4,386	444	4,830
Accrued preference share dividends	525	—	525
Income taxes	32	(336)	(304)
Net change in assets and liabilities:
Trade accounts receivable, net	1,093	—	1,093
Inventories	(1,411)	—	(1,411)
Accounts payable and accrued liabilities	1,896	(506)	1,390
Accrued compensation and benefits	(2,215)	—	(2,215)
Other assets	(1,807)	—	(1,807)
Net cash used in operating activities	(30,633)	—	(30,633)
INVESTING ACTIVITIES:
Increase in short-term investments	(72,247)	—	(72,247)
Realization of short-term investments	44,016	—	44,016
Purchase of property and equipment	(2,069)	—	(2,069)
Purchase of intangible assets	—	—	—
Net cash from (used in) investing activities	(30,300)	—	(30,300)
FINANCING ACTIVITIES:
Repayment of finance leases	(356)	—	(356)
Proceeds from drawdown of new debt	—	—	—
Debt issue costs	—	—	—
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	80,838	—	80,838
Net cash generated from financing activities	80,482	—	80,482
Effect of exchange rate fluctuations on cash and cash equivalents	(5,333)	—	(5,333)
Change in cash and cash equivalents	14,216	—	14,216
Beginning cash and cash equivalents	12,940	—	12,940
Ending cash and cash equivalents	$27,156	$—	$27,156
Supplemental cash flow disclosures:
Income taxes paid	$—	$—	$—
Interest paid	$8,765	$—	$8,765
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,125	$—	$18,125
Restricted cash	$9,031	$—	$9,031
Total cash, cash equivalents and restricted cash	$27,156	$—	$27,156

(unaudited)	Quarter ended June 30, 2020
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(25,429)	$(827)	$(26,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,953	140	2,093
Share-based compensation	960	—	960
Increase in deferred lease rentals	169	—	169
Swiss pension obligation	253	—	253
Amortization of deferred debt issue costs	2,078	1,005	3,083
Accrued preference share dividends	263	—	263
Income taxes	15	(168)	(153)
Net change in assets and liabilities:
Trade accounts receivable, net	(587)	—	(587)
Inventories	(638)	—	(638)
Accounts payable and accrued liabilities	(1,514)	(150)	(1,664)
Accrued compensation and benefits	(2,025)	—	(2,025)
Other assets	(306)	—	(306)
Net cash used in operating activities	(24,808)	—	(24,808)
INVESTING ACTIVITIES:
Increase in short-term investments	—	—	—
Realization of short-term investments	29,314	—	29,314
Purchase of property and equipment	(830)	—	(830)
Purchase of intangible assets	—	—	—
Net cash from (used in) investing activities	28,484	—	28,484
FINANCING ACTIVITIES:
Repayment of finance leases	(171)	—	(171)
Proceeds from drawdown of new debt	—	—	—
Debt issue costs	—	—	—
Fee paid to noteholders	—	—	—
Proceeds from issuance of ordinary shares and warrants	59	—	59
Net cash generated from financing activities	(112)	—	(112)
Effect of exchange rate fluctuations on cash and cash equivalents	(158)	—	(158)
Change in cash and cash equivalents	3,406	—	3,406
Beginning cash and cash equivalents	12,940	—	12,940
Ending cash and cash equivalents	$16,346	$—	$16,346
Supplemental cash flow disclosures:
Income taxes paid	$—		$—
Interest paid	$8,731	$—	$8,731
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,325	$—	$7,325
Restricted cash	$9,021	$—	$9,021
Total cash, cash equivalents and restricted cash	$16,346	$—	$16,346

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2021. At the time of the original filing on Form 10-K on June 3, 2021, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective as of March 31, 2021. Subsequent to the evaluation made in connection with the original filing on Form 10-K, our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures in connection with the restatement of our consolidated financial statements that resulted from management’s identification of an accounting error related to our Senior Secured Notes and royalty rights agreements. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021 due to the material weaknesses in the operation of our internal control over the historical accounting for Senior Secured notes and royalty rights agreements described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its evaluation in accordance with the 2013 Framework, management identified a material weakness in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments This material weakness resulted in a material misstatement of interest expense for the years ended March 31, 2021 and 2020.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Remediation Plan for Material Weakness in Internal Control over Financial Reporting:

To remediate the material weakness identified above, we have implemented additional controls and procedures, which include but are not limited to:

•	increased involvement of external accounting specialists to assist and review complex, non-routine financing transactions entered into after March 31, 2021
•	management review (with the assistance of external accounting advisors) of the accounting treatment of all historical debt arrangements under US GAAP.

Based on the foregoing process and remediation measures, management believes that the above mentioned control deficiency will be remediated, but the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(d) Changes in internal control over financial reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(e) Remediation of Previously Reported Material Weakness

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

During the fiscal year ended March 31, 2021, we remediated the material weakness in our internal control over financial reporting described above. In order to remediate the material weakness, we automated compilation of relevant captions of the primary financial statements from the detailed underlying accounting records and strengthened overall disclosure review controls through additional formal review processes.

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified at September 30, 2020, has been remediated as of March 31, 2021.

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

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 62 through 126 of this annual report on Form 10-K/A and are incorporated herein by reference. See Item 8, ‘‘Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K/A.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

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

4.17	Form of Global Note representing the 4.75% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference)

4.18	Registration Rights Agreement, dated May 26, 2021, between the Company and the Purchasers (filed as Exhibit 4.3 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

4.19	Description of Share Capital (filed as Exibit 4.19 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

4.20

Third Supplemental Indenture, dated as of May 24, 2021, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (filed as Exhibit 4.4 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

4.21

Fourth Supplemental Indenture, dated as of October 13, 2021, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (Filed as Exhibit 4.1 to our Current Report on Form 8-K on October 14, 2021 and incorporated herein by reference)

4.22

Registration Rights Agreement, dated as of October 13, 2021, by and among the Company and the Consenting Holders party thereto (Filed as Exhibit 4.2 to our Current Report on Form 8-K on October 14, 2021 and incorporated herein by reference)

10.1

Employment Agreement, dated March 9, 2009, between Alba Bioscience Limited and Jeremy Stackawitz (Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.2

Service Agreement, dated November 21, 2012, between Quotient Biodiagnostics Holding Limited (since renamed Quotient Limited) and Edward Farrell (Filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.3

Employment agreement, dated February 9, 2017, between Quotient Limited and Christopher Lindop (Filed as Exhibit 10.2 to our Current Report on Form 8-K on February 14, 2017 and incorporated herein by reference)

10.4

Amendment to employment agreement between Quotient Limited and Christopher Lindop dated April 5, 2018 (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 7, 2018 and incorporated herein by reference)

10.5

Amendment to employment agreement between Quotient Limited and Christopher Lindop, dated as of September 19, 2018, (Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 6, 2018 and incorporated herein by reference)

10.6

Eysins, Switzerland Lease Agreement, dated March 10, 2010, between Nemaco Fléchères B.V. and Quotient Suisse SA (Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.7

Eysins, Switzerland, Lease Assignment Agreement, dated December 9, 2013, by and among Fidfund Management SA, Mondelez Europe GmbH, Quotient Suisse SA and Quotient Limited. (Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

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

Exhibit number	Description of exhibit

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

Exhibit number	Description of exhibit

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

10.67

Change of Control Agreement, dated April 1, 2021, between the Company and Manuel Mendez (filed as Exibit 10.67 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.68	Form of Change of Control Agreement (Switzerland) (filed as Exibit 10.68 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.69	Form of Change of Control Agreement (United States) (filed as Exibit 10.69 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.70	Form of Change of Control Agreement (England) (filed as Exibit 10.70 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.71	Form of Change of Control Agreement (Scotland) (filed as Exibit 10.71 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.72	Form of Change of Control Agreement (Ireland) (filed as Exibit 10.72 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.73

Purchase Agreement, dated May 23, 2021, among the Company, the subsidiary guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

10.74

 Employment Agreement, dated February 23, 2021 (amended June 7, 2021), between the Company and Manuel O. Méndez (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 5, 2021 and incorporated herein by reference)

10.75

Amendment to Employment Agreement, dated as of October 5, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.2 to our Current Report on Form 8-K on October 6, 2021 and incorporated herein by reference)

10.76

Amendment to Employment Agreement, dated as of October 15, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 19, 2021 and incorporated herein by reference)

10.77

Employment Agreement, dated October 9, 2021, between the Company and Ali Kiboro (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 12, 2021 and incorporated herein by reference)

21.1	List of Subsidiaries (filed as Exibit 21.1 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description of exhibit

101

The following financial statements from the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020 and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Item 16. Form 10-K/A Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

QUOTIENT LIMITED

By:	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer