Form 10-Q/A
period 2021-06-30
Quotient Ltd
filed 2021-11-15
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 4, 2021, there were 101,589,125 Ordinary Shares, nil par value, of Quotient Limited outstanding.

EXPLANATORY NOTE

Quotient Limited (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended June 30, 2021 (this “Amendment No. 1”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 5, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s June 30, 2021 Quarterly Report on Form 10-Q, as further described below.

As previously disclosed, we have restated our audited consolidated financial statements as of and for the year ended March 31, 2021, 2020, and 2019 which restatement was effective with the filing of our Amended Annual Report on Form 10-K/A. As disclosed in our Amended Annual Report, we are also restating our June 30, 2021 Quarterly Report on Form 10-Q to correct for the impact of such restatement on our unaudited quarterly condensed consolidated financial statements, as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatements impacting our financial statements presented herein. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this Amendment No. 1 on Form 10-Q/A to reflect a restatement of the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2021 and June 30, 2020, to correct errors in the Company’s accounting for its 12% Senior Secured Notes due 2024 (“Secured Notes“) and related royalty rights agreements. Subsequent to the issuance of the Original Form 10-Q, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. This non-cash error resulted in an understatement of interest expense and total liabilities associated with these instruments.

This Amendment No. 1 on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatements. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

In connection with the filing of this Form 10-Q/A, the Company has also corrected certain errors that the Company had previously determined were not material to the originally issued quarterly condensed consolidated financial statements. Refer to Note 2, Restatement of Previously Reported Condensed Consolidated Financial Statements, of this Form 10-Q/A for additional information and for the summary of the accounting impacts of this adjustment to the Company’s condensed consolidated financial statements.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and

Part I, Item 4, “Controls and Procedures”,

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

As a result of the restatement, the Company has concluded its disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2021, due to a material weakness in the Company's internal control over financial reporting as of June 30, 2021. See additional discussion included in Part I Item 4 of this amended quarterly report.

- i -

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q/A, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are also contained elsewhere in this Quarterly Report. Forward-looking statements can be identified by words such as “strategy,” “objective,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “might,” “design” and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

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

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2021, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2021	March 31, 2021
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$114,547	$45,673
Short-term investments	52,112	65,999
Trade accounts receivable, net	4,452	5,323
Inventories	23,161	22,011
Prepaid expenses and other current assets	8,292	4,870
Total current assets	202,564	143,876
Restricted cash	8,306	9,024
Property and equipment, net	38,134	39,071
Operating lease right-of-use assets	21,716	22,011
Intangible assets, net	603	619
Deferred income taxes	239	255
Other non-current assets	4,984	4,956
Total assets	$276,546	$219,812
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,616	$4,659
Accrued compensation and benefits	8,314	12,343
Accrued expenses and other current liabilities	10,656	14,009
Current portion of long-term debt	30,208	24,167
Current portion of operating lease liability	3,374	3,446
Current portion of finance lease obligation	883	835
Total current liabilities	58,051	$59,459
Long-term debt, less current portion	197,881	145,059
Convertible loan derivatives	29,886	—
Operating lease liability, less current portion	20,872	20,907
Finance lease obligation, less current portion	440	445
Deferred income taxes	1,649	1,152
Defined benefit pension plan obligation	7,218	6,896
7% Cumulative redeemable preference shares	21,738	21,475
Total liabilities	337,735	255,393
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,527,188 and 101,264,412 issued and outstanding at June 30, 2021 and March 31, 2021 respectively	540,734	540,813
Additional paid in capital	39,939	38,116
Accumulated other comprehensive loss	(14,658)	(14,598)
Accumulated deficit	(627,204)	(599,912)
Total shareholders' equity (deficit)	(61,189)	(35,581)
Total liabilities and shareholders' equity (deficit)	$276,546	$219,812

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended
	June 30,
	2021	2020
	As Restated	As Restated
Revenue:
Product sales	$9,041	$8,924
Other revenues	48	—
Total revenue	9,089	8,924
Cost of revenue	(4,777)	(5,414)
Gross profit	4,312	3,510
Operating expenses:
Sales and marketing	(2,493)	(2,243)
Research and development, net of government grants	(13,531)	(11,415)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,823)	(960)
Other general and administrative expenses	(8,353)	(8,578)
Total general and administrative expense	(10,176)	(9,538)
Total operating expense	(26,200)	(23,196)
Operating loss	(21,888)	(19,686)
Other (expense) income:
Interest expense, net	(3,002)	(6,931)
Other, net	(1,732)	208
Other expense, net	(4,734)	(6,723)
Loss before income taxes	(26,622)	(26,409)
Provision for income taxes	(670)	153
Net loss	$(27,292)	$(26,256)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(112)	$(3)
Change in unrealized gain on short-term investments	(121)	(404)
Foreign currency gain (loss)	158	171
Provision for pension benefit obligation	15	(162)
Other comprehensive loss, net	(60)	(398)
Comprehensive loss	$(27,352)	$(26,654)
Net loss available to ordinary shareholders - basic and diluted	$(27,292)	$(26,256)
Loss per share - basic and diluted	$(0.27)	$(0.33)
Weighted-average shares outstanding - basic and diluted	101,390,749	80,485,985

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

			Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Ordinary shares		capital	Loss	Deficit	Deficit
	Shares	Amount	As Restated	As Restated	As Restated	As Restated
March 31, 2021	101,264,412	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUs	262,776	(79)	—	—	—	(79)
Net loss	—	—	—	—	(27,292)	(27,292)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(112)	—	(112)
Change in unrealized gain on short-term investments	—	—	—	(121)	—	(121)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,989)	—	(4,989)
Retranslation of foreign entities	—	—	—	5,147	—	5,147
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(60)	—	(60)
Stock-based compensation	—	—	1,823	—	—	1,823
June 30, 2021	101,527,188	$540,734	$39,939	$(14,658)	$(627,204)	$(61,189)

			Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Ordinary shares		capital	Loss	Deficit	Equity (Deficit)
	Shares	Amount	As Restated	As Restated	As Restated	As Restated
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares upon exercise of incentive share options and vesting of RSUs	195,114	59	—	—	—	59
Net loss	—	—	—	—	(26,256)	(26,256)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain on short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,514)	—	(4,514)
Provision for pension benefit obligation	—	—	—	(162)	—	(162)
Other comprehensive loss	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	$459,990	$34,092	$(13,070)	$(515,136)	$(34,124)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended
	June 30,
	2021	2020
	As Restated	As Restated
OPERATING ACTIVITIES:
Net loss	$(27,292)	$(26,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,930	2,093
Share-based compensation	1,823	960
Increase in deferred lease rentals	176	169
Swiss pension obligation	188	253
Amortization of deferred debt issue costs	(1,641)	3,083
Change in fair value of convertible loan derivatives	1,984	—
Impairment of short term investments	—	—
Accrued preference share dividends	263	263
Income taxes	502	(153)
Net change in assets and liabilities:	—	—
Trade accounts receivable, net	893	(587)
Inventories	(834)	(638)
Accounts payable and accrued liabilities	(2,382)	(1,664)
Accrued compensation and benefits	(4,181)	(2,025)
Other assets	(3,482)	(306)
Net cash used in operating activities	(32,053)	(24,808)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	—
Realization of short-term investments	18,551	29,314
Purchase of property and equipment	(1,405)	(830)
Net cash provided by investing activities	12,646	28,484
FINANCING ACTIVITIES:
Repayment of finance leases	(213)	(171)
Proceeds from issuance of long-term debt	104,222	—
Debt issuance costs	(3,732)	—
Repayments of long-term debt	(12,083)	—
(Cost of) proceeds from issuance of ordinary shares and warrants	(79)	59
Net cash provided by (used in) financing activities	88,115	(112)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(552)	(158)
Change in cash, cash equivalents and restricted cash	68,156	3,406
Beginning cash, cash equivalents and restricted cash	54,697	12,940
Ending cash, cash equivalents and restricted cash	$122,853	$16,346
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114,547	$7,325
Restricted cash	8,306	9,021
Total cash, cash equivalents and restricted cash	$122,853	$16,346

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K/A for the year then ended. The results of operations for the three month period ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2022 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $627.2 million as of June 30, 2021. At June 30, 2021, the Company had available cash holdings and short-term investments of $166.7 million. These holdings include $32.6 million of investments, which is net of impairment and foreign currency impacts, held in two short-term investment funds with Credit Suisse Asset Management (‘CSAM’) that are currently in the process of being liquidated. The remaining short-term investments to be liquidated are subject to significant valuation uncertainty. The Company recognized an impairment of $2.3 million related to one of the funds invested with CSAM for the year ended March 31, 2021. No additional information was received during the quarter ended June 30, 2021 that would indicate further impairments were required.

During July of 2021, payments from the CSAM funds of $5.8 million were received. While the timing and amount of further payments are not clear (see Note 7), the Company estimates that it will receive the remaining distributions over the next year. Should that not be the case, the Company has identified compensating, controllable operating expense and discretionary capital expenditure mitigation measures which would not adversely impact strategic objectives.

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

Note 2: Restatement of Previously Reported Consolidated Financial Statements

Restatement

In connection with the preparation of the company’s unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2021, management of the Company identified an error related to the accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. As a result, the Company under recognized interest expense between 2016 and June 30, 2021 in the amount of $9.5 million. The Company has restated its financial statements for the fiscal years ended March 31, 2021 and March 31, 2020 and financial statements for the quarter ended June 30, 2021 and June 30, 2020 to correct the error. There is no net impact on the Company’s total operating, financing, or investing cash flows given the non-cash nature of the adjustment. The restatement also includes corrections for other errors identified as immaterial, individually and in the aggregate, to our condensed consolidated financial statements. We have summarized the impact on our June 30, 2021, and 2020 financial statements below.

Refer to our annual report on Form 10-K/A for information regarding the restatement of the March 31, 2021 balance sheet.

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

(E) The Company recognized an out of period adjustment for deferred tax assets related to certain research and development initiatives.

(F) Correction of other immaterial errors.

	June 30, 2021
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$114,547	$—		$114,547
Short-term investments	52,112	—		52,112
Trade accounts receivable, net	4,452	—		4,452
Inventories	23,161	—		23,161
Prepaid expenses and other current assets	8,292	—		8,292
Total current assets	202,564	—		202,564
Restricted cash	8,306	—		8,306
Property and equipment, net	38,134	—		38,134
Operating lease right-of-use assets	21,716	—		21,716
Intangible assets, net	603	—		603
Deferred income taxes	239	—		239
Other non-current assets	4,984	—		4,984
Total assets	$276,546	$—		$276,546
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,616	$—		$4,616
Accrued compensation and benefits	8,314	—		8,314
Accrued expenses and other current liabilities	10,656	—		10,656
Current portion of long-term debt	30,208	—		30,208
Current portion of operating lease liability	3,374	—		3,374
Current portion of finance lease obligation	883	—		883
Total current liabilities	58,051	—		58,051
Long-term debt, less current portion	188,388	9,493	(A)	197,881
Convertible loan derivatives	29,886	—		29,886
Operating lease liability, less current portion	20,872	—		20,872
Finance lease obligation, less current portion	440	—		440
Deferred income taxes	1,649	—		1,649
Defined benefit pension plan obligation	7,218	—		7,218
7% Cumulative redeemable preference shares	21,738	—		21,738
Total liabilities	328,242	9,493		337,735
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,527,188 and 101,264,412 issued and outstanding at June 30, 2021 and March 31, 2021 respectively	540,734	—		540,734
Additional paid in capital	39,939	—		39,939
Accumulated other comprehensive loss	(16,066)	1,408	(D)	(14,658)
Accumulated deficit	(616,303)	(10,901)	(A)(D)	(627,204)
Total shareholders' equity (deficit)	(51,696)	(9,493)		(61,189)
Total liabilities and shareholders' equity (deficit)	$276,546	$—		$276,546

(unaudited)

	Quarter ended June 30, 2021
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$9,041	$—		$9,041
Other revenues	48	—		48
Total revenue	9,089	—		9,089
Cost of revenue	(5,290)	513	(F)	(4,777)
Gross profit	3,799	513		4,312
Operating expenses:
Sales and marketing	(2,493)	—		(2,493)
Research and development, net of government grants	(12,477)	(1,054)	(B)(F)	(13,531)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,823)	—		(1,823)
Other general and administrative expenses	(8,983)	630	(C)(E)	(8,353)
Total general and administrative expense	(10,806)	630		(10,176)
Total operating expense	(25,776)	(424)		(26,200)
Operating loss	(21,977)	89		(21,888)
Other income (expense):
Interest expense, net	(632)	(2,370)	(A)	(3,002)
Other, net	(1,791)	59	(D)	(1,732)
Other income (expense), net	(2,423)	(2,311)		(4,734)
Loss before income taxes	(24,400)	(2,222)		(26,622)
Provision for income taxes	2	(672)	(D)	(670)
Net loss	$(24,398)	$(2,894)		$(27,292)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(112)	$—		$(112)
Unrealized gain (loss) on short-term investments	(121)	—		(121)
Foreign currency gain (loss)	217	(59)	(D)	158
Provision for pension benefit obligation	15	—		15
Other comprehensive loss, net	(1)	(59)		(60)
Comprehensive loss	$(24,399)	$(2,953)		$(27,352)
Net loss available to ordinary shareholders - basic and diluted	$(24,398)	$(2,894)		$(27,292)
Loss per share - basic and diluted	$(0.24)	$(0.03)		$(0.27)
Weighted-average shares outstanding - basic and diluted	101,390,749	—		101,390,749

(unaudited)

	Quarter ended June 30, 2020
	As previously Reported	Restatement Impacts	Restatement Reference	As Restated
Revenue:
Product sales	$8,924	$—		$8,924
Other revenues	—	—		—
Total revenue	8,924	—		8,924
Cost of revenue	(5,414)	—		(5,414)
Gross profit	3,510	—		3,510
Operating expenses:
Sales and marketing	(2,243)	—		(2,243)
Research and development, net of government grants	(11,450)	35	(B)(F)	(11,415)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(960)	—		(960)
Other general and administrative expenses	(8,578)	—		(8,578)
Total general and administrative expense	(9,538)	—		(9,538)
Total operating expense	(23,231)	35		(23,196)
Operating loss	(19,721)	35		(19,686)
Other income (expense):
Interest expense, net	(5,926)	(1,005)	(A)	(6,931)
Other, net	233	(25)	(D)	208
Other income (expense), net	(5,693)	(1,030)		(6,723)
Loss before income taxes	(25,414)	(995)		(26,409)
Provision for income taxes	(15)	168	(E)	153
Net loss	$(25,429)	$(827)		$(26,256)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(3)	$—		$(3)
Unrealized gain (loss) on short-term investments	(404)	—		(404)
Foreign currency gain (loss)	146	25	(D)	171
Provision for pension benefit obligation	13	(175)	(F)	(162)
Other comprehensive loss, net	(248)	(150)		(398)
Comprehensive loss	$(25,677)	$(977)		$(26,654)
Net loss available to ordinary shareholders - basic and diluted	$(25,429)	$(827)		$(26,256)
Loss per share - basic and diluted	$(0.32)	$(0.01)		$(0.33)
Weighted-average shares outstanding - basic and diluted	80,485,985	—		80,485,985

(unaudited)

	Ordinary shares		Additional paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount
As Previously Reported
March 31, 2021	101,264,412	$540,813	$38,116	$(16,065)	$(591,905)	$(29,041)
Issue of shares upon exercise of incentive share options and vesting of RSUS	262,776	(79)	—	—	—	(79)
Net loss	—	—	—	—	(24,398)	(24,398)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(112)	—	(112)
Change in unrealized gain in short-term investments	—	—	—	(121)	—	(121)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,989)	—	(4,989)
Retranslation of foreign entities	—	—	—	5,206	—	5,206
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,823	—	—	1,823
June 30, 2021	101,527,188	540,734	39,939	(16,066)	(616,303)	(51,696)
Restatement Impacts
March 31, 2021	—	$—	$—	$1,467	$(8,007)	$(6,540)
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(2,894)	(2,894)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	(59)	—	(59)
Provision for pension benefit obligation	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(59)	—	(59)
Stock-based compensation	—	—	—	—	—	—
June 30, 2021	—	—	—	1,408	(10,901)	(9,493)
As Restated
March 31, 2021	101,264,412	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUS	262,776	(79)	—	—	—	(79)
Net loss	—	—	—	—	(27,292)	(27,292)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(112)	—	(112)
Change in unrealized gain in short-term investments	—	—	—	(121)	—	(121)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(4,989)	—	(4,989)
Retranslation of foreign entities	—	—	—	5,147	—	5,147
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss	—	—	—	(60)	—	(60)
Stock-based compensation	—	—	1,823	—	—	1,823
June 30, 2021	101,527,188	540,734	39,939	(14,658)	(627,204)	(61,189)

(unaudited)

	Ordinary shares		Additional	Accumulated other	Accumulated	Total Shareholders'
	Shares	Amount	paid in capital	comprehensive loss	deficit	Equity (Deficit)
As Previously Reported
March 31, 2020	80,398,326	$459,931	$33,132	$(15,155)	$(483,435)	$(5,527)
Issue of shares upon exercise of incentive share options and vesting of RSUS	195,114	59	—	—	—	59
Net loss	—	—	—	—	(25,429)	(25,429)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain in short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,539)	—	(4,539)
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss	—	—	—	(248)	—	(248)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	459,990	34,092	(15,403)	(508,864)	(30,185)
Restatement Impacts
March 31, 2020	—	$—	$—	$2,483	$(5,445)	$(2,962)
Issue of shares upon exercise of incentive share options and vesting of RSUS	—	—	—	—	—	—
Net loss	—	—	—	—	(827)	(827)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	—	—	—
Change in unrealized gain in short-term investments	—	—	—	—	—	—
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	—	—	—
Retranslation of foreign entities	—	—	—	25	—	25
Provision for pension benefit obligation	—	—	—	(175)	—	(175)
Other comprehensive loss	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	—	—
June 30, 2020	—	—	—	2,333	(6,272)	(3,939)
As Restated
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares upon exercise of incentive share options and vesting of RSUS	195,114	59	—	—	—	59
Net loss	—	—	—	—	(26,256)	(26,256)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(3)	—	(3)
Change in unrealized gain in short-term investments	—	—	—	(404)	—	(404)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	4,685	—	4,685
Retranslation of foreign entities	—	—	—	(4,514)	—	(4,514)
Provision for pension benefit obligation	—	—	—	(162)	—	(162)
Other comprehensive loss	—	—	—	(398)	—	(398)
Stock-based compensation	—	—	960	—	—	960
June 30, 2020	80,593,440	459,990	34,092	(13,070)	(515,136)	(34,124)

(unaudited)

	Quarter ended June 30, 2021
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(24,398)	$(2,894)	$(27,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,389	541	1,930
Share-based compensation	1,823	—	1,823
Increase in deferred lease rentals	176	—	176
Swiss pension obligation	188	—	188
Amortization of deferred debt issue costs	(4,011)	2,370	(1,641)
Change in fair value of convertible loan derivatives	1,984	—	1,984
Accrued preference share dividends	263	—	263
Income taxes	(170)	672	502
Net change in assets and liabilities:
Trade accounts receivable, net	893	—	893
Inventories	(834)	—	(834)
Accounts payable and accrued liabilities	(2,203)	(179)	(2,382)
Accrued compensation and benefits	(3,671)	(510)	(4,181)
Other assets	(3,482)	—	(3,482)
Net cash used in operating activities	(32,053)	—	(32,053)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	—	(4,500)
Realization of short-term investments	18,551	—	18,551
Purchase of property and equipment	(1,405)	—	(1,405)
Net cash from (used in) investing activities	12,646	—	12,646
FINANCING ACTIVITIES:
Repayment of finance leases	(213)	—	(213)
Proceeds from drawdown of new debt	104,222	—	104,222
Debt issue costs	(3,732)	—	(3,732)
Fee paid to noteholders	(12,083)	—	(12,083)
Proceeds from issuance of ordinary shares and warrants	(79)	—	(79)
Net cash generated from financing activities	88,115	—	88,115
Effect of exchange rate fluctuations on cash and cash equivalents	(552)	—	(552)
Change in cash and cash equivalents	68,156	—	68,156
Beginning cash and cash equivalents	54,697	—	54,697
Ending cash and cash equivalents	$122,853	$—	$122,853
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$114,547	$—	$114,547
Restricted cash	$8,306	$—	$8,306
Total cash, cash equivalents and restricted cash	$122,853	$—	$122,853

(unaudited)

	Quarter ended June 30, 2020
	As previously Reported	Restatement Impacts	As Restated
OPERATING ACTIVITIES:
Net loss	$(25,429)	$(827)	$(26,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,953	140	2,093
Share-based compensation	960	—	960
Increase in deferred lease rentals	169	—	169
Swiss pension obligation	253	—	253
Amortization of deferred debt issue costs	2,078	1,005	3,083
Accrued preference share dividends	263	—	263
Income taxes	15	(168)	(153)
Net change in assets and liabilities:
Trade accounts receivable, net	(587)	—	(587)
Inventories	(638)	—	(638)
Accounts payable and accrued liabilities	(1,514)	(150)	(1,664)
Accrued compensation and benefits	(2,025)	—	(2,025)
Other assets	(306)	—	(306)
Net cash used in operating activities	(24,808)	—	(24,808)
INVESTING ACTIVITIES:
Realization of short-term investments	29,314	—	29,314
Purchase of property and equipment	(830)	—	(830)
Net cash from (used in) investing activities	28,484	—	28,484
FINANCING ACTIVITIES:
Repayment of finance leases	(171)	—	(171)
Proceeds from issuance of ordinary shares and warrants	59	—	59
Net cash generated from financing activities	(112)	—	(112)
Effect of exchange rate fluctuations on cash and cash equivalents	(158)	—	(158)
Change in cash and cash equivalents	3,406	—	3,406
Beginning cash and cash equivalents	12,940	—	12,940
Ending cash and cash equivalents	$16,346	$—	$16,346
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,325	$—	$7,325
Restricted cash	$9,021	$—	$9,021
Total cash, cash equivalents and restricted cash	$16,346	$—	$16,346

Note 3. Summary of Significant Accounting Policies

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

The Company’s other significant accounting policies are described in Note 1 to the audited annual Consolidated Financial Statements for the year ended March 31, 2021 included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on April 1, 2021 using the modified retrospective approach and it did not have a material impact on its financial statements. See Note 4 “Debt” for further detail on the Company’s accounting policy for convertible debt instruments.

Note 4. Debt

Total debt comprises:

	June 30, 2021	March 31, 2021
	As Restated	As Restated
Secured Notes	$132,917	$145,000
Debt discount, net of amortization	(9,966)	(11,127)
Deferred debt costs, net of amortization	(3,689)	(4,261)
Carrying value Secured Notes	$119,262	129,612

Royalty liability	35,785	39,614

Convertible Notes	105,000	—
Debt discount, net of amortization	(28,286)	—
Deferred debt costs, net of amortization	(3,672)	—
Total Convertible Notes	73,042	—
Total Debt	$228,089	$169,226

The Company’s debt at June 30, 2021 comprises the Secured Notes, the royalty liability and the Convertible Notes. The Company’s debt at March 31, 2021 comprised the Secured Notes and the royalty liability. The Company’s long term debt included $30,208 as of June 30, 2021 and $24,167 as of March 31, 2021 of principal payments due within 1 year which are classified as current within the balance sheet.

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

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $65.2 million at June 30, 2021, and $106.5 million at March 31, 2021. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the Secured Notes and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability. The decrease in value of the future cash outflows under the royalty rights agreement as of June 30, 2021 is driven by a shift of expected revenues towards markets outside of Europe and the USA.

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

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

		March 31, 2021
	June 30, 2021	As Restated
Raw materials	$9,287	$9,189
Work in progress	9,260	9,105
Finished goods	4,614	3,717
Total inventories	$23,161	$22,011

Inventory at June 30, 2021 included $6,676 of raw materials, $4,308 of work in progress and $2,443 of finished goods related to the MosaiQ project. Inventory at March 31, 2021, included $6,829 of raw materials and $4,321 of work in progress and $1,465 of finished goods related to the MosaiQ project.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

		March 31, 2021
	June 30, 2021	As Restated
Accrued legal and professional fees	$1,633	$1,005
Accrued interest	3,834	8,009
Goods received not invoiced	2,946	1,722
Accrued capital expenditure	83	1,201
Other accrued expenses	2,160	2,072
Total accrued expenses and other current liabilities	$10,656	$14,009

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

Note 7. Fair value measurement

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

Note 10. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended June 30,
	2021	2020
	As Restated	As Restated
Tax rate change	$(335)	$—
Impact of tax uncertainties
Foreign tax rate differential	583	1,015
Increase in valuation allowance against deferred tax assets	(918)	(862)
Provision for income tax	$(670)	$153

Note 11. Defined Benefit Pension Plans

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

Note 12. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares, the ordinary shares issuable upon vesting of the RSUs, and the ordinary shares issuable on conversion of the Convertible Notes.

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended
	June 30,
	As Restated	As Restated
	2021	2020
Numerator:
Net loss	$(27,292)	$(26,256)
Net loss available to ordinary shareholders - basic and diluted	$(27,292)	$(26,256)

Denominator:
Weighted-average shares outstanding - basic and diluted	101,390,749	80,485,985

Loss per share - basic and diluted	$(0.27)	$(0.33)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on November 15, 2021.

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

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K/A for the year ended March 31, 2021, particularly in “Risk Factors.”

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

We currently operate as one business segment with 427 employees in the United Kingdom, Switzerland and the United States, as of June 30, 2021. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 44% of total revenue during the quarter ended June 30, 2021 and 44% during the quarter ended June 30, 2020.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2021, we had an accumulated deficit of $627.2 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2022 as we continue our investment in the commercialization of MosaiQ. For the quarter ended June 30, 2021, our total revenue was $9.1 million and our net loss was $27.3 million.

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

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on November 15, 2021.

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

COVID-19 Pandemic

You should read the following COVID-19 pandemic update in conjunction with the discussion included under the sections “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on November 15, 2021.

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

Net interest expense consists primarily of interest charges on our Secured Notes and Convertible Notes and the amortization of debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs and debt discount over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 4, “Debt” and Note 8, “Ordinary and Preference Shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Other income (expense), net consists of the change in fair value of our convertible debt derivative and the impact of exchange rate fluctuations. See Note 4, “Debt” and Note 7, “Fair value measurement” to our condensed consolidated financial statements included in this Quarterly Report for additional information. Exchange rate fluctuations include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our legal entities are Pounds Sterling, Swiss Francs and U.S. Dollars depending on the entity.

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

	Quarter ended June 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	As Restated
	(in thousands, except percentages)
Revenue:
Product sales	$9,041	99%	$8,924	100%	$117	1%
Other revenues	48	1%	—	0%	48	100%
Total revenue	9,089	100%	8,924	100%	165	2%
Cost of revenue	4,777	53%	5,414	61%	(637)	-12%
Gross profit	4,312	47%	3,510	39%	802	23%
Operating expenses:
Sales and marketing	2,493	27%	2,243	25%	250	11%
Research and development	13,531	149%	11,415	128%	2,116	19%
General and administrative	10,176	112%	9,538	107%	638	7%
Total operating expenses	26,200	288%	23,196	260%	3,005	13%
Operating loss	(21,888)	-241%	(19,686)	-221%	(2,202)	11%
Other (expense) income:
Interest expense, net	(3,002)	-33%	(6,931)	-78%	3,929	-57%
Other, net	(1,732)	-19%	208	2%	(1,940)	-933%
Total other expense, net	(4,734)	-52%	(6,723)	-75%	1,989	-30%
Loss before income taxes	(26,622)	-293%	(26,409)	-296%	(213)	1%
Provision for income taxes	(670)	—	153	—	(823)	-538%
Net loss	$(27,292)	-300%	$(26,256)	-294%	$(1,036)	4%

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

Cost of revenue and gross margin

Cost of revenue reduced by 12% to $4.8 million for the quarter ended June 30, 2021 compared with $5.4 million for the quarter ended June 30, 2020. This decrease was mainly attributable to higher production activity in the UK for the quarter ended June 30, 2021 and a reduction in costs associated with operating under social distancing restrictions compared to the prior year.

Gross profit on total revenue for the quarter ended June 30, 2021 was $4.3 million, an increase of 23% when compared with $3.5 million for the quarter ended June 30, 2020.  The increase was mainly attributable to the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $4.3 million for the quarter ended June 30, 2021, an increase of 21% when compared with $3.5 million for the quarter ended June 30, 2020. This increase was mainly attributable to higher production activity in the UK for the quarter ended June 30, 2021, a change in mix of product sales and reduction in costs associated with operating under social distancing restrictions compared to the prior year.

Gross margin on product sales, which excludes other revenues, was 47% for the quarter ended June 30, 2021 compared with 39% for the quarter ended June 30, 2020.

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

Research and development expenses

	Quarter ended June 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	As Restated
	(in thousands, except percentages)
Research and development expenses:
MosaiQ research and development	$13,410	148%	$11,068	124%	$2,342	21%
Other research and development	356	4%	467	5%	(111)	-24%
Tax credits	(235)	-3%	(120)	-1%	(115)	96%
Total research and development expenses	$13,531	149%	$11,415	128%	$2,116	19%

Research and development expenses increased by 19% to $13.5 million for the quarter ended June 30, 2021 compared with $11.4 million for the quarter ended June 30, 2020. During the quarter ended June 30, 2021, the increase in MosaiQ research and development costs is driven by higher material expenses, salary and benefit costs, and provisions on certain raw materials and offset by changes to the estimated useful economic lives of certain operating equipment.

General and administrative expenses

General and administrative expenses increased by 7% to $10.2 million for the quarter ended June 30, 2021, compared with $9.5 million for the quarter ended June 30, 2020. This increase was attributable to additional costs, including stock compensation charges, associated with changes in company management offset by lower legal and professional expenses. We recognized $1.8 million of stock compensation expense in the quarter ended June 30, 2021 compared with $1.0 million in the quarter ended June 30, 2020. As a percentage of total revenue, general and administrative expenses were 112% for the quarter ended June 30, 2021 compared to 107% for the quarter ended June 30, 2020.

Other (expense) income

Net interest expense was $3.0 million for the quarter ended June 30, 2021 compared with $6.9 million for the quarter ended June 30, 2020. Interest expense in the three month period ended June 30, 2021 included $1.9 million of interest charges on our Secured Notes and royalty liabilities compared with $7.3 million in the three month period ended June 30, 2020. The decreased expense reflected a decrease in the projected sales for products subject to the royalty rights agreements, resulting in a reduction of the overall royalty cost estimates. Interest expense for the quarter ended June 30, 2021 also included $0.9 million of interest charges related to the Convertible Notes which were issued during the quarter. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2021 and June 30, 2020. In addition, in the quarter ended June 30, 2021 we realized gains of $0.1 million on our short-term money market investments compared to $0.7 million for the quarter ended June 30, 2020.

Other, net was $1.7 million in expense for the quarter ended June 30, 2021 compared with $0.2 million in income for the quarter ended June 30, 2020. For the quarter ended June 30, 2021 this comprised of $2.0 million expense related to the change in fair value associated with the Convertible Loan derivative and $0.3 million in foreign exchange gain arising on monetary assets and liabilities denominated in foreign currencies compared to $0.2 million of foreign exchange gains for the quarter ended June 30, 2020.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $627.2 million. During the quarter ended June 30, 2021, we incurred a net loss of $27.3 million and used $32.1 million of cash in operating activities. As described under results of operations, our use of cash during the quarter ended June 30, 2021 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

Cash Flows for the Quarters ended June 30, 2021 and 2020

Operating activities

Net cash used in operating activities was $32.1 million during the three month period ended June 30, 2021, which included net losses of $27.3 million offset by non-cash items of $5.2 million. Non-cash items were depreciation and amortization expense of $1.9 million, share-based compensation expense of $1.8 million, change in fair value of convertible loan derivatives of $2.0 million, Swiss pension costs of $0.2 million, a credit related to amortization of deferred debt issue costs and royalties of $1.6 million, accrued preference share dividends of $0.3 million, deferred lease rentals of $0.2 million and a credit to deferred income taxes of $0.4 million. We also experienced a net cash outflow of $10.0 million from changes in operating assets and liabilities during the period, consisting of a $4.2 million reduction in accrued compensation and benefits, a $0.8 million increase in inventories, a $3.5 million increase in other assets and a $2.4 million reduction in accounts payable and accrued liabilities, offset by a $0.9 million reduction in accounts receivables.

Net cash used in operating activities was $24.8 million during the quarter ended June 30, 2020, which included net losses of $26.3 million offset by non-cash items of $6.7 million. Non-cash items were depreciation and amortization expense of $2.1 million, share-based compensation expense of $1.0 million, Swiss pension costs of $0.3 million, amortization of deferred debt issue costs of $3.1 million, accrued preference share dividends of $0.3 million, deferred lease rentals of $0.1 million, and a credit for income taxes of $0.2. We also experienced a net cash outflow of $5.2 million from changes in operating assets and liabilities during the period, consisting of a $1.6 million reduction in accounts payable and accrued liabilities, a $2.0 million reduction in accrued compensation and benefits, a $0.6 million increase in accounts receivable, a $0.6 million increase in inventories and a $0.3 million increase in other assets.

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

For a detailed discussion of our critical accounting policies, see Note 1, ‘Organization and Summary of Significant Accounting Policies.’ to our Annual Report on Form 10-K/A for the year ended March 31, 2021. For a detailed description of our significant judgements and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended March 31, 2021. We have summarized material new significant judgements and estimates and critical accounting policies during the quarter-ended June 30, 2021 below.

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

The fair value of the convertible loan derivatives have been determined by utilizing a single factor lattice model using market-based observable inputs. The value of these derivatives could vary materially based on changes in these inputs and any such changes could materially impact our reported results. See Note 4, “Debt” and Note 7, “Fair value measurement” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Recent Accounting Pronouncements

Except as discussed in Note 3, “Summary of Significant Accounting Policies,” we did not adopt any other new accounting pronouncements during the three months ended June 30, 2021 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  However, management has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the accounting for our Senior Secured Notes and royalty rights agreements which existed as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its evaluation in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified a material weakness in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments This material weakness resulted in a material misstatement of interest expense for the years ended March 31, 2021 and 2020. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the fiscal year ended March 31, 2021 and 2020 and relevant unaudited condensed consolidated financial information for the fiscal year 2021 quarterly periods. This also resulted in a restatement of our June 30, 2021 Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal or governmental proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K/A for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A:

Exhibit No.	Description

10.1

 Employment Agreement, dated February 23, 2021 (amended June 7, 2021), between the Company and Manuel O. Méndez (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 5, 2021 and incorporated herein by reference))

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

101

The following financial information from Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2021 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: November 15, 2021	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer