Form 10-Q
period 2021-09-30
Quotient Ltd
filed 2021-11-16
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, there were 102,293,271 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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
•

the impact on our business, financial condition and available liquidity of the uncertainty as to the timing and amount of future cash distributions by two investment funds in which we have remaining investments of approximately $23.6 million;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$120,978	$45,673
Short-term investments	20,792	65,999
Trade accounts receivable, net	5,000	5,323
Inventories	25,014	22,011
Prepaid expenses and other current assets	7,332	4,870
Total current assets	179,116	143,876
Restricted cash	8,302	9,024
Property and equipment, net	35,802	39,071
Operating lease right-of-use assets	20,720	22,011
Intangible assets, net	568	619
Deferred income taxes	240	255
Other non-current assets	4,845	4,956
Total assets	$249,593	$219,812
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,488	$4,659
Accrued compensation and benefits	6,367	12,343
Accrued expenses and other current liabilities	14,946	14,009
Current portion of long-term debt	—	24,167
Current portion of operating lease liability	3,192	3,446
Current portion of finance lease obligation	661	835
Total current liabilities	30,654	59,459
Long-term debt, less current portion	231,964	145,059
Convertible loan derivatives	20,632	—
Operating lease liability, less current portion	20,160	20,907
Finance lease obligation, less current portion	519	445
Deferred income taxes	1,706	1,152
Defined benefit pension plan obligation	7,286	6,896
7% Cumulative redeemable preference shares	22,000	21,475
Total liabilities	334,921	255,393
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 101,591,632 and 101,264,412 issued and outstanding at September 30, 2021 and March 31, 2021 respectively	540,733	540,813
Additional paid in capital	41,343	38,116
Accumulated other comprehensive loss	(13,095)	(14,598)
Accumulated deficit	(654,309)	(599,912)
Total shareholders' equity (deficit)	(85,328)	(35,581)
Total liabilities and shareholders' equity (deficit)	$249,593	$219,812

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$9,284	$8,543	$18,325	$17,467
Other revenues	183	7,523	231	7,523
Total revenue	9,467	16,066	18,556	24,990
Cost of revenue	(4,875)	(4,499)	(9,652)	(9,913)
Gross profit	4,592	11,567	8,904	15,077
Operating expenses:
Sales and marketing	(2,640)	(2,231)	(5,133)	(4,474)
Research and development, net of government grants	(15,754)	(12,743)	(29,285)	(24,158)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,404)	(1,324)	(3,227)	(2,284)
Other general and administrative expenses	(8,618)	(8,232)	(16,971)	(16,810)
Total general and administrative expense	(10,022)	(9,556)	(20,198)	(19,094)
Total operating expense	(28,416)	(24,530)	(54,616)	(47,726)
Operating loss	(23,824)	(12,963)	(45,712)	(32,649)
Other income (expense):
Interest expense, net	(9,352)	(6,297)	(12,354)	(13,228)
Other, net	5,916	5,354	4,184	5,562
Other income (expense), net	(3,436)	(943)	(8,170)	(7,666)
Loss before income taxes	(27,260)	(13,906)	(53,882)	(40,315)
Provision for income taxes	155	151	(515)	304
Net loss	$(27,105)	$(13,755)	$(54,397)	$(40,011)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(231)	$279	$(343)	$276
Unrealized gain (loss) on short-term investments	(72)	(79)	(193)	(483)
Foreign currency gain (loss)	1,852	(3,803)	2,010	(3,632)
Provision for pension benefit obligation	14	14	29	(148)
Other comprehensive income (loss), net	1,563	(3,589)	1,503	(3,987)
Comprehensive loss	$(25,542)	$(17,344)	$(52,894)	$(43,998)
Net loss available to ordinary shareholders - basic	$(27,105)	$(13,755)	$(54,397)	$(40,011)
Net loss available to ordinary shareholders - diluted	$(33,858)	$(13,755)	$(54,397)	$(40,011)
Loss per share - basic	$(0.27)	$(0.16)	$(0.54)	$(0.49)
Loss per share - diluted	$(0.28)	$(0.16)	$(0.54)	$(0.49)
Weighted-average shares outstanding - basic	101,567,664	83,949,195	101,479,690	82,227,052
Weighted-average shares outstanding - diluted	120,086,178	83,949,195	101,479,690	82,227,052

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
June 30, 2021	101,527,188	540,734	39,939	(14,658)	(627,204)	(61,189)
Issue of shares upon exercise of incentive share options and vesting of RSUS	64,444	(1)	—	—	—	(1)
Net loss	—	—	—	—	(27,105)	(27,105)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(231)	—	(231)
Change in unrealized gain in short-term investments	—	—	—	(72)	—	(72)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(5,378)	—	(5,378)
Retranslation of foreign entities	—	—	—	7,230	—	7,230
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				1,563		1,563
Stock-based compensation	—	—	1,404	—	—	1,404
September 30, 2021	101,591,632	540,733	41,343	(13,095)	(654,309)	(85,328)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2021	101,264,412	540,813	38,116	(14,598)	(599,912)	(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUS	327,220	(80)	—	—	—	(80)
Net loss	—	—	—	—	(54,397)	(54,397)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(343)	—	(343)
Change in unrealized gain in short-term investments	—	—	—	(193)	—	(193)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(10,367)	—	(10,367)
Retranslation of foreign entities	—	—	—	12,377	—	12,377
Provision for pension benefit obligation	—	—	—	29	—	29
Other comprehensive loss				1,503		1,503
Stock-based compensation	—	—	3,227	—	—	3,227
September 30, 2021	101,591,632	540,733	41,343	(13,095)	(654,309)	(85,328)

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
June 30. 2020	80,593,440	459,990	34,092	(13,070)	(515,136)	(34,124)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	77,894	94	—	—	—	94
Net loss	—	—	—	—	(13,755)	(13,755)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	279	—	279
Change in unrealized gain in short-term investments	—	—	—	(79)	—	(79)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	(3,841)	—	(3,841)
Retranslation of foreign entities	—	—	—	38	—	38
Provision for pension benefit obligation				14		14
Other comprehensive loss				(3,589)		(3,589)
Stock-based compensation	—	—	1,324	—	—	1,324
September 30, 2020	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	459,931	33,132	(12,672)	(488,880)	(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUS	273,008	153	—	—	—	153
Net loss	—	—	—	—	(40,011)	(40,011)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	276	—	276
Change in unrealized gain in short-term investments	—	—	—	(483)	—	(483)
Foreign currency gain (loss) on:	—	—	—	—	—	—
Long-term investment nature intra-entity balances	—	—	—	844	—	844
Retranslation of foreign entities	—	—	—	(4,476)	—	(4,476)
Provision for pension benefit obligation				(148)		(148)
Other comprehensive loss	—	—	—	(3,987)	—	(3,987)
Stock-based compensation	—	—	2,284	—	—	2,284
September 30, 2020	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(54,397)	$(40,011)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	3,850	4,131
Share-based compensation	3,227	2,284
Increase in deferred lease rentals	347	346
Swiss pension obligation	354	516
Amortization of deferred debt issue costs and discount	2,233	4,830
Change in fair value of convertible loan derivatives	(7,270)	—
Accrued preference share dividends	525	525
Income taxes	605	(304)
Net change in assets and liabilities:
Trade accounts receivable, net	252	1,093
Inventories	(3,091)	(1,411)
Accounts payable and accrued liabilities	3,558	1,390
Accrued compensation and benefits	(5,953)	(2,215)
Other assets	(2,934)	(1,807)
Net cash used in operating activities	(58,694)	(30,633)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	(72,247)
Realization of short-term investments	49,232	44,016
Purchase of property and equipment	(1,716)	(2,069)
Net cash from (used in) investing activities	43,016	(30,300)
FINANCING ACTIVITIES:
Repayment of finance leases	(341)	(356)
Proceeds from issuance of long-term debt	104,222	—
Debt issuance costs	(3,732)	—
Repayment of long-term debt	(12,083)	—
(Cost of) proceeds from issuance of ordinary shares and warrants	(80)	80,838
Net cash generated from financing activities	87,986	80,482
Effect of exchange rate fluctuations on cash and cash equivalents	2,275	(5,333)
Change in cash and cash equivalents	74,583	14,216
Beginning cash and cash equivalents	54,697	12,940
Ending cash and cash equivalents	$129,280	$27,156
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$120,978	$18,125
Restricted cash	$8,302	9,031
Total cash, cash equivalents and restricted cash	$129,280	$27,156

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K/A for the year then ended. The results of operations for the three month and six month period ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2022 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $654.3 million as of September 30, 2021. At September 30, 2021, the Company had available cash holdings and short-term investments of $141.8 million. These holdings include $20.8 million of investments, which is net of impairment and foreign currency impacts, held in two short-term investment funds with Credit Suisse Asset Management (‘CSAM’) that are currently in the process of being liquidated. The remaining short-term investments to be liquidated are subject to significant valuation uncertainty. The Company recognized an impairment of $2.3 million related to one of the funds invested with CSAM for the year ended March 31, 2021. No additional information was received during the quarter ended September 30, 2021 that would indicate further impairments were required.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $8.0 and $8.7 million, respectively at September 30, 2021 and March 31, 2021, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $302 and $324 at September 30, 2021 and March 31, 2021, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.  Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $86.8 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Of this $86.8 million, the Company received $11.2 million of distributions during the three month period ended September 30, 2021, and $29.7 million during the six months September 30, 2021. While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, the Company does not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million during the year ended March 31, 2021 related to this fund. No additional information was received during the quarter ended September 30, 2021, that would indicate further impairments were required.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of September 30, 2021 and March 31, 2021.

Revenue Recognition

In the three and six month period ended September 30, 2021, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2021, there were no other material revenues to be recognized in future periods related to remaining performance obligations at September 30, 2021.

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

Note 3. Debt

Total debt comprises:

	September 30, 2021	March 31, 2021
Secured Notes	$132,917	$145,000
Debt discount, net of amortization	(8,617)	(11,127)
Deferred debt costs, net of amortization	(3,228)	(4,261)
Carrying value Secured Notes	121,072	129,612

Royalty liability	36,605	39,614

Convertible Notes	105,000	—
Debt discount, net of amortization	(27,204)	—
Deferred debt costs, net of amortization	(3,509)	—
Carrying value Convertible Notes	74,287	—
Total Debt	$231,964	$169,226

The Company’s debt at September 30, 2021 comprises the Secured Notes, the royalty liability, and the Convertible Notes. The Company’s debt at March 31, 2021 comprised the Secured Notes and the royalty liability. As of March 31, 2021, the Company’s long term debt, included $24,167 of principal payments due within 1 year which is classified as current within the balance sheet.

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

Interest on the Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. On April 15, 2021, the Company made a $12.1 million principal payment on the Secured Notes. Additionally, principal payments were due on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

On October 13, 2021, the Company received consents from all of the holders (the “Consenting Holders”) of its Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016 (as subsequently amended, the “Indenture”), by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to certain amendments to the indenture governing the Secured Notes (the “Indenture Amendments”) pursuant to the fourth supplemental indenture, dated as of October 13, 2021 (the “Fourth Supplemental Indenture”).

The Indenture Amendments include an 18-month extension of the final maturity of the Secured Notes to October 2025 and a revision of the Notes’ principal amortization schedule (which previously required semi-annual payments of principal beginning April 2021) to commence April 2023. The revised amortization schedule will defer approximately $60 million of principal payments previously required to be made between April 2021 and April 2023. The Indenture Amendments also change the redemption prices for Notes redeemed pursuant to the optional redemption provisions of the Indenture. The Secured Notes may be redeemed from and after October 14, 2021 at redemption prices beginning at 106% of par and declining over time to 100.0% for redemptions occurring from and after April 14, 2024.

The interest rate on the Notes and the financial and other covenants in the Indenture remain unchanged.

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company agreed among other things to issue them (i) an aggregate of 932,772 of the Company’s ordinary shares, nil par value per share (the “Consent Shares”) and (ii) 5-year warrants to purchase an aggregate of 1,844,020 of the Company’s ordinary shares for $4 per share (the “Consent Warrants”). The Company agreed to file a registration statement with the SEC covering resales of the Consent Shares and the shares issuable on exercise of the Consent Warrants.

The new principal amortization schedule of the Secured Notes will be as follows:

Payment Date	Amount
April 15, 2023	$12,100,000
October 15, 2023	$18,100,000
April 15, 2024	$24,200,000
October 15, 2024	$24,200,000
April 15, 2025	$24,200,000
October 15, 2025	The principal balance then outstanding

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $65.3 million at September 30, 2021, and $106.5 million at March 31, 2021. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability. The decrease in value of the future cash outflows under the royalty rights agreement as of September 30, 2021 is driven by a shift of expected revenues towards markets outside of Europe and the USA.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the " Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. At September 30, 2021, accrued interest of $1.7 million is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements.

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

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Senior Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. For the six months ended September 30, 2021, the total interest expense was $3.4 million with coupon interest of $1.7 million and the amortization of debt discount and issuance costs of $1.7 million. For the three months ended September 30,2021, the total interest expense was $2.5 million with coupon interest of $1.3 million and the amortization of debt discount and issuance costs of $1.2 million.

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2021	March 31, 2021
Raw materials	$9,990	$9,189
Work in progress	9,488	9,105
Finished goods	5,536	3,717
Total inventories	$25,014	$22,011

Inventory at September 30, 2021 included $7,237 of raw materials, $4,706 of work in progress and $3,742 of finished goods related to the MosaiQ project. Inventory at March 31, 2021, included $6,829 of raw materials and $4,321 of work in progress and $1,465 of finished goods related to the MosaiQ project.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	March 31, 2021
Accrued legal and professional fees	$1,192	$1,005
Accrued interest	9,110	8,009
Goods received not invoiced	2,418	1,722
Accrued capital expenditure	106	1,201
Other accrued expenses	2,120	2,072
Total accrued expenses and other current liabilities	$14,946	$14,009

Note 5. Commitments and contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from October 2021 through December 2021 at £1:$1.3090 and three contracts to sell $500 in each calendar month from January 2022 through March 2022 at £1:$1.3735, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at September 30, 2021, and similar contracts in place at March 31, 2021, amounted to assets of $12 and $355, respectively.

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

Note 6. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$18,870	$—	$18,870
Short-term investments(2)	—	—	—	—
Foreign currency forward contracts(3)	—	12	—	12
Total assets measured at fair value	$—	$18,882	$—	$18,882

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible loan derivatives(4)	$—	$20,632	$—	$20,632
Total liabilities measured at fair value	$—	$20,632	$—	$20,632

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$15,751	$—	$15,751
Short-term investments(2)	—	15,000	—	15,000
Foreign currency forward contracts(3)	—	$355	—	355
Total assets measured at fair value	$—	$31,106	$—	$31,106

(1)

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the AXA LLP Foundation Suisse Romande collective investment fund.

(2)

The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date. The short-term investments as of March 31, 2021, relate to investments made in a Treasury Money Market Fund. Quotient sold these investments during the quarter ended September 30, 2021

(3)

The fair value of foreign currency forward contracts has been determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations.

(4)

The fair value of the Convertible loan derivatives has been determined by utilizing a single factor lattice model using market-based observable inputs such as historical share prices for Quotient Limited, interest rates derived from the U.S. Dollar Swap interest rate curve, credit spread, and implied volatility obtained from third party market price quotations.

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency.  Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $86.8 million. Of this $86.8 million, the Company received $11.2 million of distributions during the three month period ended September 30, 2021 and $29.7 million during the six month period ended September 30, 2021. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

 For the year ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held short-term investments served as a trigger to evaluate the investments for impairment. Accordingly, we performed a qualitative assessment for impairment. As a result of this assessment, Quotient determined that an impairment was required.  The Credit Suisse linked short-term investment asset with a carrying value of $110.3 million was written down to its estimated fair value of $108.0 million, resulting in an impairment of $2.3 million. This impairment was included in Other, net within our consolidated statements of comprehensive loss for the year ended March 31, 2021. No additional information was received during the quarter ended September 30, 2021 that would indicate further impairments were required. The carrying value of the investments at September 30, 2021 was $20.8 million.

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

The total unrealized gains on the short-term investments were $275 and $423 in the six month periods ended September 30, 2021 and September 30, 2020, respectively. The amount of these unrealized gains reclassified to earnings were $193 and $906 in the six month periods ended September 30, 2021 and September 30, 2020, respectively.

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2021	March 31, 2021	Par value
Ordinary shares	101,591,632	101,264,412	$—
Total	101,591,632	101,264,412	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021
7% Cumulative Redeemable Preference shares	666,665	666,665	$33.00	$32.21
Total	666,665	666,665

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

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $1,404 and $1,324 in the quarters ended September 30, 2021 and September 30, 2020, respectively, and $3,227 and $2,284 in the six month periods ended September 30, 2021 and September 30, 2020, respectively.

Share option activity

The following table summarizes share option activity:

 .

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2021	1,810,785	$7.69	68
Granted	1,150,504	3.71	120
Exercised	(4,677)	1.44	—
Forfeited	(154,803)	6.74	—
Outstanding — September 30, 2021	2,801,809	$6.12	84
Exercisable —September 30, 2021	1,422,282	$8.20	55

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at September 30, 2021 was $2.34.

The following table summarizes the options granted in the six month period ended September 30, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2021 (1)	857,015	$3.68	$3.68	$2.41
June 10, 2021	133,386	4.37	4.37	2.85
August 1, 2021	118,734	3.41	3.41	2.21
August 3, 2021	4,556	3.38	3.38	2.20
September 1, 2021	36,813	3.07	3.07	2.01

(1)

On April 1, 2021, in connection with the appointment of Manuel O. Méndez as Chief Executive Officer, we granted Mr. Méndez 857,015 options to purchase ordinary shares at an exercise price of $3.68 per share. These grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Mr. Méndez joining our Company. The options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Mr. Méndez’s service is terminated, any options not vested shall be forfeited upon termination. Subsequent to September 30, 2021, 138,227 of the stock options originally granted to Mr. Méndez were cancelled in connection with an amendment to his employment agreement with the Company

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the six months ended September 30, 2021 and September 30, 2020 amounted to $2,793 and $441, respectively.

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

A summary of the weighted-average assumptions applicable to the share options issued during the six month period ended September 30, 2021 is as follows:

Risk-free interest rate	1.64%
Expected lives (years)	6
Volatility	74.19%
Dividend yield	—
Grant date fair value (per share)	$3.83
Number granted	1,150,504

A summary of the RSUs in issue at September 30, 2021 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	1,916,314	16	N/A
RSUs subject to milestone and performance based vesting	840,383	N/A	N/A

At September 30, 2021, 1,916,314 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 16 months. In addition, 91,031 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 749,352 RSUs were subject to vesting based on the achievement of financial objectives in the year 2024. Subsequent to September 30, 2021, 181,159 of the outstanding RSUs were cancelled in connection with an amendment to the employment agreement between Mr. Méndez and the Company.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Tax rate change	$—	$—	$335
Foreign tax rate differential	(1,337)	(1,013)	(1,920)	(1,582)
Increase in valuation allowance against deferred tax assets	1,182	862	2,100	1,278
Provision for income tax	$(155)	$(151)	$515	$(304)

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Employer service cost	$627	$627	$1,253	$1,198
Interest cost	23	32	44	62
Expected return on plan assets	(76)	(64)	(153)	(121)
Amortization of prior service credit	14	14	29	27
Amortization of net loss		—		—
Net pension cost	$588	$609	$1,173	$1,166

The employer contributions for the six month ended September 30, 2021 and September 30, 2020 were $819 and $652, respectively.  The estimated employer contributions for the fiscal year ending March 31, 2022 are $1,436.

Note 11. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares, the ordinary shares issuable upon vesting of the RSUs and the ordinary shares issuable on conversion of Convertible Notes.

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Six months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(27,105)	$(13,755)	$(54,397)	$(40,011)
Net loss available to ordinary shareholders - basic	(27,105)	(13,755)	(54,397)	(40,011)
Net loss available to ordinary shareholders - diluted	(33,858)	(13,755)	(54,397)	(40,011)

Denominator:
Weighted-average shares outstanding - basic	101,567,664	83,949,195	101,479,690	82,227,052
Weighted-average shares outstanding - diluted	120,086,178	83,949,195	101,479,690	82,227,052

Loss per share - basic	$(0.27)	$(0.16)	$(0.54)	$(0.49)
Loss per share - diluted	$(0.28)	$(0.16)	$(0.54)	$(0.49)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2021 and September 30, 2020 as their inclusion would have been anti-dilutive:

	September 30, 2021	September 30, 2020
Ordinary shares issuable on conversion of Senior Convertible Notes at $5.67 per share (1)	-	-
Restricted share units awarded	2,756,697	854,422
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,801,809	1,899,280
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
	5,734,031	2,929,227
(1)	Ordinary shares issuable on conversion of Senior Convertible Notes at $5.67 per share, representing 18,518,514 shares, are anti-dilutive for the six months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on November 15, 2021.

The information set forth and discussed below for the quarters ended September 30, 2021 and September 30, 2020 is derived from the condensed consolidated financial statements included under Part I, Item 1 “Financial Statements” above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with 433 employees in the United Kingdom, Switzerland and the United States, as of September 30, 2021. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 43% of total revenue during the six month period ended September 30, 2021 and 30% during the six month period ended September 30, 2020.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2021, we had an accumulated deficit of $654.3 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2022 as we continue our investment in the commercialization of MosaiQ. For the six month period ended September 30, 2021, our total revenue was $18.6 million and our net loss was $54.4 million.

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

As of September 30, 2021, we had available cash, cash equivalents and short-term investments of $141.8 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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

•

Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 have impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. In June 2021, we restarted field trials in Europe. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic. We expect these trials to commence in the fourth quarter of calendar year 2021. We expect EU and U.S. field trials for the expanded MosaiQ SDS Microarray as well as the Plasma Microarray to commence in the second quarter of calendar year 2022.

•

Ongoing Regulatory Approval Process – We submitted the European regulatory dossier for the expanded MosaiQ IH Microarray in November 2021. We continue to expect to receive the CE mark for the expanded MosaiQ IH Microarray around year end. We expect FDA submission in the first quarter of calendar year 2022.  The expanded immunohematology microarray will require BLA for US and we therefore expect anticipated timeline of approval between 15-18 months depending on the agency. We expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the third quarter of calendar year 2022, with the U.S. regulatory submission following in the third or fourth quarter of calendar year 2022.

•

Patient IH Microarray – we are developing for Ortho-Clinical Diagnostics Inc. (or Ortho), a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray), and we expect to make a European regulatory submission in the second half of calendar year 2022.

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

In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the quarter ended September 30, 2021 and 2020.

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

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 67% and 68% for the six month periods ended September 30, 2021 and September 30, 2020, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues.

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

Net interest expense consists primarily of interest charges on our Secured Notes and Convertible Notes and the amortization debt discount and debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 3, “Debt” and Note 7, “Ordinary and Preference Shares” to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes in the six month periods ended September 30, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended September 30, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended September 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$9,284	98%	$8,543	53%	$741	9%
Other revenues	183	2%	7,523	47%	(7,340)	-98%
Total revenue	9,467	100%	16,066	100%	(6,599)	-41%
Cost of revenue	4,875	51%	4,499	28%	376	8%
Gross profit	4,592	49%	11,567	72%	(6,975)	-60%
Operating expenses:
Sales and marketing	2,640	28%	2,231	14%	409	18%
Research and development	15,754	166%	12,743	79%	3,010	24%
General and administrative	10,022	106%	9,556	59%	466	5%
Total operating expenses	28,416	300%	24,530	153%	3,886	16%
Operating loss	(23,824)	-252%	(12,963)	-81%	(10,861)	84%
Other (expense) income:
Interest expense, net	(9,352)	-99%	(6,297)	-39%	(3,055)	49%
Other, net	5,916	62%	5,354	33%	562	10%
Total other expense, net	(3,436)	-36%	(943)	-6%	(2,493)	264%
Loss before income taxes	(27,260)	-288%	(13,906)	-87%	(13,354)	96%
Provision for income taxes	155	—	151	—	4	3%
Net loss	$(27,105)	-286%	$(13,755)	-86%	$(13,350)	97%

 Revenue

Total revenue for the quarter ended September 30, 2021 decreased by 41% to $9.5 million, compared with $16.1 million for the quarter ended September 30, 2020. Product sales for the quarter ended September 30, 2021 increased by 9% to $9.3 million, compared with $8.5 million for the quarter ended September 30, 2020. The increase in product sales was attributable to growth in incremental direct sales of conventional reagent products to an OEM customer and to direct customer in the United States. Other revenues for the quarter ended September 30, 2021 related to a small development project for an OEM customer. In the quarter ended September 30, 2020, other revenues arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray.

Products sold by standing purchase order were 67% of product sales for the quarter ended September 30, 2021, compared with 67% for the quarter ended September 30, 2020.

The table below sets forth revenue by product group:

	Quarter ended September 30,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$5,969	63%	$5,034	31%	$935	19%
Product sales - direct customers and distributors	$3,279	35%	2,942	18%	337	11%
Product sales - MosaiQ	36	0%	567	4%	(531)	-94%
Other revenues	183	2%	7,523	47%	(7,340)	-98%
Total revenue	$9,467	100%	$16,066	100%	$(6,599)	-41%

OEM Sales. Product sales to OEM customers increased 19% to $6.0 million for the quarter ended September 30, 2021, compared with $5.0 million for the quarter ended September 30, 2020. The increase was attributable to growth in incremental sales of conventional reagent products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $3.3 million for the quarter ended September 30, 2021 increased by $0.3 million compared with $2.9 million for the quarter ended September 30, 2020. This increase was due to increased direct sales in the United States which increased to $3.0 million in the quarter ended September 30, 2021 from $2.7 million in the quarter ended September 30, 2020 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the quarters ended September 30, 2021 and September 30, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray which decreased due to change in demand related to the COVID-19 pandemic.

Other Revenues. Other revenues in the quarter ended September 30, 2021 related to a development project for an OEM customer. In the quarter ended September 30, 2020, other revenues arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray.

Cost of revenue and gross margin

Cost of revenue increased by 8% to $4.9 million for the quarter ended September 30, 2021 compared with $4.5 million for the quarter ended September 30, 2020. The increase was mainly attributable to incremental costs associated with greater sales volumes.

Gross profit on total revenue for the quarter ended September 30, 2021 was $4.6 million, a decrease of 60% when compared with $11.6 million for the quarter ended September 30, 2020.  The decrease was mainly attributable to decrease in other revenues in the quarter and the change in cost of sales described above.

Gross profit on product sales, which excludes other revenues, was $4.4 million for the quarter ended September 30, 2021, an increase of 10% when compared with $4.0 million for the quarter ended September 30, 2020. This increase was mainly attributable to an increase in sales volumes and increased sales in the United States.

Gross margin on product sales, which excludes other revenues, was 47% for the quarter ended September 30, 2021 and 2020.

Sales and marketing expenses

Sales and marketing expenses were $2.6 million for the quarter ended September 30, 2021, compared with $2.2 million for the quarter ended September 30, 2020. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and in travel related costs. As a percentage of total revenue, sales and marketing expenses were 28% for the quarter ended September 30, 2021 compared to 14% for the quarter ended September 30, 2020.

Research and development expenses

Research and development expenses increased by 24% to $15.8 million for the quarter ended September 30, 2021 compared with $12.7 million for the quarter ended September 30, 2020. During the quarter ended September 30, 2021, the increase in research and development costs is driven by higher material expenditures associated with the development of MosaiQ, salary and benefit costs, and provisions on certain raw materials.

General and administrative expenses

General and administrative expenses increased by 5% to $10.0 million for the quarter ended September 30, 2021, compared with $9.6 million for the quarter ended September 30, 2020. This increase was attributable to additional costs, including stock compensation charges, associated with changes in company management offset by lower legal and professional expenses. We recognized $1.4 million of stock compensation expense in the quarter ended September 30, 2021 compared with $1.3 million in the quarter ended September 30, 2020. As a percentage of total revenue, general and administrative expenses were 106% for the quarter ended September 30, 2021 compared to 59% for the quarter ended September 30, 2020.

Other (expense) income

Net interest expense was $9.4 million for the quarter ended September 30, 2021 compared with $6.3 million for the quarter ended September 30, 2020. Interest expense in the quarter ended September 30, 2021 included $6.7 million of interest charges on our Secured Notes and royalty liabilities compared with $6.2 million for the quarter ended September 30, 2020. The lower expense recognized in the prior year was a result in a change in the royalty cost estimates while no changes to estimates occurred in the quarter ended September 30, 2021. Interest expense for the quarter ended September 30, 2021 also included $2.5 million of interest charges related to the Convertible Notes which were issued during the three months ended June 30, 2021. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2021 and September 30, 2020. In addition, in the quarter ended September 30, 2021 we realized gains of $0.1 million on our short-term money market investments compared to $0.2 million for the quarter ended September 30, 2020.

Other, net was $5.9 million in income for the quarter ended September 30, 2021 compared with $5.4 million in income for the quarter ended September 30, 2020. For the quarter ended September 30, 2021 this comprised a $9.3 million gain related to the change in fair value associated with the Convertible Loan derivatives and $3.4 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $5.4 million of foreign exchange gains for the quarter ended September 30, 2020.

Provision for income taxes

Provision for income taxes in the quarter ended September 30, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Comparison of the Six Month Periods ended September 30, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$18,325	99%	$17,467	70%	$858	5%
Other revenues	231	1%	7,523	30%	(7,292)	-97%
Total revenue	18,556	100%	24,990	100%	(6,434)	-26%
Cost of revenue	9,652	52%	9,913	40%	(261)	-3%
Gross profit	8,904	48%	15,077	60%	(6,173)	-41%
Operating expenses:
Sales and marketing	5,133	28%	4,474	18%	659	15%
Research and development	29,285	158%	24,158	97%	5,127	21%
General and administrative	20,198	109%	19,094	76%	1,104	6%
Total operating expenses	54,616	294%	47,726	191%	6,890	14%
Operating (loss)	(45,712)	-246%	(32,649)	-131%	(13,063)	40%
Other income (expense):
Interest expense, net	(12,354)	-67%	(13,228)	-53%	874	-7%
Other, net	4,184	23%	5,562	22%	(1,378)	-25%
Total other expense, net	(8,170)	-44%	(7,666)	-31%	(504)	7%
Loss before income taxes	(53,882)	-290%	(40,315)	-161%	(13,567)	34%
Provision for income taxes	(515)	-3%	304	—	(819)	-269%
Net loss	$(54,397)	-293%	$(40,011)	-160%	$(14,386)	36%

Revenue

Total revenue for the six month period ended September 30, 2021 decreased by 26% to $18.6 million, compared with $25.0 million for the six month period ended September 30, 2020. Product sales increased by 5% while other revenue decreased by 97%. These changes are further explained below. Products sold by standing purchase order were 67% of product sales for the six month period ended September 30, 2021, compared with 68% for the six month period ended September 30, 2020.

The table below sets forth revenue by product group:

	Six months ended September 30
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$11,825	64%	$11,218	45%	$607	5%
Product sales - direct customers and distributors	6,424	35%	5,571	22%	853	15%
Product sales - MosaiQ	76	0%	678	3%	(602)	-89%
Other revenues	231	1%	7,523	30%	(7,292)	-97%
Total revenue	$18,556	100%	$24,990	100%	$(6,434)	-26%

OEM Sales. Product sales to OEM customers increased 5% to $11.8 million for the six month period ended September 30, 2021, compared with $11.2 million for the six month period ended September 30, 2020. The increase was attributable to growth in incremental sales of conventional reagent products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $6.4 million for the six month period ended September 30, 2021 increased by $0.9 million compared with $5.6 million for the six month period ended September 30, 2020. This increase was due to increased direct sales in the United States which increased to $5.8 million in the six month period ended September 30, 2021 from $5.0 million in the six month period ended September 30, 2020 as a result of higher sales to existing customers and the expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the six months ended September 30, 2021 and September 30, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray which decreased due to change in demand related to the COVID-19 pandemic.

Other Revenues. Other revenues for the six month period ended September 30, 2021 related to a development project for an OEM customer. In the six month period ended September 30, 2020, other revenues arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray.

Cost of revenue and gross margin

Cost of revenue decreased by 3% to $9.7 million for the six month period ended September 30, 2021, compared with $9.9 million for the six month period ended September 30, 2020. The decrease in cost of revenue reflected reduced costs associated with operating social distancing restrictions and the incremental costs associated with the 5% increase in product sales in the six month period ended September 30, 2021.

Gross profit on total revenue for the six month period ended September 30, 2021 was $8.9 million, compared with $15.1 million for the six month period ended September 30, 2020.  The decrease was attributable to the decrease of $7.3 million of other revenues in the six month period ended September 30, 2021 and offset by the increase in gross margin on product sales described below.

Gross profit on product sales, which excludes other revenues, was $8.7 million for the six month period ended September 30, 2021 compared with $7.6 million for the six month period ended September 30, 2020. This increase was primarily due to increased sales to the United States and lower costs associated with social distancing requirements.

Gross margin on product sales, which excludes other revenues, was 47% for the six month period ended September 30, 2021 compared with 43% for the six month period ended September 30, 2020.

Sales and marketing expenses

Sales and marketing expenses were $5.1 million for the six month period ended September 30, 2021, compared with $4.5 million for the six month period ended September 30, 2020. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and in related travel costs. As a percentage of total revenue, sales and marketing expenses were 28% for the six month period ended September 30, 2021 compared to 18% for the six month period ended September 30, 2020.

Research and development expenses

Research and development expenses increased by 21% to $29.3 million for the six month period ended September 30, 2021, compared with $24.2 million for the six month period ended September 30, 2020.  Our research and development expenses included expenses of $1.5 million in the six month periods ended September 30, 2021 compared to $1.0 million in September 30, 2020 related to the costs of our intellectual property license with TTP. The increase in research and development costs is driven by higher material expenditures associated with the development of MosaiQ, salary and benefit costs, provisions on certain raw materials and the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland.

General and administrative expenses

General and administrative expenses increased by 6% to $20.2 million for the six month period ended September 30, 2021, compared with $19.1 million for the six month period ended September 30, 2020, reflecting higher salary and benefit costs and the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland, offset by lower legal expenses related to our now settled dispute with Ortho. We recognized $3.2 million of stock compensation expense in the six month period ended September 30, 2021 compared with $2.3 million in the six month period ended September 30, 2020. As a percentage of total revenue, general and administrative expenses were 109% for the six month period ended September 30, 2021 and 76% for the six month period ended September 30, 2020.

Other income (expense)

Net interest expense was $12.4 million for the six month period ended September 30, 2021, compared with $13.2 million for the six month period ended September 30, 2020. Interest expense in the six month period ended September 30, 2021 included $8.6 million of interest charges on our Secured Notes and royalty liabilities compared with $13.5 million in the six month period ended September 30, 2020. The decreased expense reflected changes in the royalty cost estimates. Interest expense for the six month period ended September 30, 2021 also included $3.4 million of interest charges related to the Convertible Notes which were issued during the six month period ended September 30, 2021. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2021 and September 30, 2020. In addition, in the six month period ended September 30, 2021 we realized interest income of $0.1 million on our short-term money market investments compared with $0.8 million for the six month period ended September 30, 2020.

Other, net was $4.2 million in income for the six month period ended September 30, 2021 compared with $5.6 million in income for six month period ended September 30, 2020. For the six month period ended September 30, 2021 this comprised a $7.3 million gain related to the change in fair value associated with the Convertible Loan derivatives and $3.1 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $5.6 million of foreign exchange gains for the six month period ended September 30, 2020.

Provision for income taxes

Provision for income taxes in the six month period ended September 30, 2021 reflected the taxes payable on the taxable income of our subsidiaries.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $654.3 million. During the six month period ended September 30, 2021, we incurred a net loss of $54.4 million and used $58.7 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2021 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

Subsequent to September 30, 2021, we amended the Indentures governing our Secured Notes to, among other things, extend the final maturity of the Secured Notes to October 2025 and revise the principal amortization schedule of the Secured Notes to defer approximately $60 million of principal payments previously required to be made between April 2021 and April 2023. See Note 3, “Debt” for additional information.

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $86.8 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the amount or timing of any such distribution.

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

As of September 30, 2021, we had available cash, cash equivalents and short-term investments of $141.8 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the six month ended September 30, 2021 and 2020

Operating activities

Net cash used in operating activities was $58.7 million during the six month period ended September 30, 2021, which included net losses of $54.4 million offset by non-cash items of $3.9 million. Non-cash items were depreciation and amortization expense of $3.9 million, share-based compensation expense of $3.2 million, a reduction from the change in fair value of convertible loan derivatives of $7.3 million, Swiss pension costs of $0.4 million, amortization of deferred debt issue costs, discount, and royalties of $2.2 million, accrued preference share dividends of $0.5 million, deferred lease rentals of $0.4 million and income taxes of $0.6 million. We also experienced a net cash outflow of $8.2 million from changes in operating assets and liabilities during the period, consisting of a $6.0 million reduction in accrued compensation and benefits, a $3.1 million increase in inventories, and a $2.9 million increase in other assets and offset by $3.6 million increase in accounts payable and accrued liabilities and a $0.2 million reduction in accounts receivables.

Net cash used in operating activities was $30.6 million during the six month period ended September 30, 2020, which included net losses of $40.0 million offset by non-cash items of $12.3 million. Non-cash items were depreciation and amortization expense of $4.1 million, share-based compensation expense of $2.3 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs, discount, and royalties of $4.8 million, accrued preference share dividends of $0.5 million and deferred lease rentals of $0.4 million, and a reduction of income taxes of $0.3 million. We also experienced a net cash outflow of $2.9 million from changes in operating assets and liabilities during the period, consisting of a $2.2 million reduction in accrued compensation and benefits, a $1.4 million increase in inventories and a $1.8 million increase in other assets, offset by a $1.1 million reduction in accounts receivables and a $1.4 million increase in accounts payable and accrued liabilities.

Investing activities

Net cash provided by investing activities was $43.0 million for the six month period ended September 30, 2021. We spent $1.7 million on purchases of property and equipment in the six month period ended September 30, 2021, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure. We also received distributions on our short-term money market investments of $29.7 million from CSAM in the six month period ended September 30, 2021, received $19.5 million from selling other short term investments and invested $4.5 million in other short-term money market investments.

Net cash used in investing activities was $30.3 million for the six month period ended September 30, 2020. We spent $2.1 million on purchases of property and equipment in the six month period ended September 30, 2020, which was mainly related to purchasing MosaiQ instruments. We also increased our short-term money market investments by $28.2 million in the six month period ended September 30, 2020.

Financing activities

Net cash provided by financing activities was $88.0 million during the six month period ended September 30, 2021, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.3 million of repayments on finance leases. Net cash provided by financing activities was $80.5 million during the six month period ended September 30, 2020, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.1 million generated from the exercise of share options, offset by $0.3 million of repayments on finance leases.

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

As of September 30, 2021, we had $141.8 million of available cash, cash equivalents and short-term investments and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Our future capital requirements will depend on many factors, including:

•	our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;
•	our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;
•	our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;
•	the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;
•	our ability to recoup the remaining approximately $23.6 million of funds invested in two funds that have suspended redemptions;
•	our ability to collect our accounts receivable;
•	our ability to generate cash from operations;

•	any acquisition of businesses or technologies that we may undertake; and
•	our ability to penetrate our existing market and new markets.

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

For a detailed discussion of our critical accounting policies, see Note 1, ‘Organization and Summary of Significant Accounting Policies.’ to our Annual Report on Form 10-K/A for the year ended March 31, 2021. For a detailed description of our significant judgements and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended March 31, 2021. We have summarized material new significant judgements and estimates and critical accounting policies during the six month period ended September 30, 2021 below.

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

Recent Accounting Pronouncements

Except as discussed in Note 2, “Summary of Significant Accounting Policies,” we did not adopt any other new accounting pronouncements during the six month period ended September 30, 2021 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the accounting for our Senior Secured Notes and royalty rights agreements which existed as of September 30, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its evaluation in accordance with the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified a material weakness in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions, and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the fiscal year ended March 31, 2021 and 2020 and relevant unaudited condensed consolidated financial information for the fiscal year 2021 quarterly periods to correct errors in the Company’s accounting for its Senior Secured Notes and related royalty rights agreements. This also resulted in a restatement of our June 30, 2021 Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s second fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: November 15, 2021	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: November 15, 2021	/s/ Ali Kiboro
Ali Kiboro Chief Financial Officer