Form 10-Q
period 2021-12-31
Quotient Ltd
filed 2022-02-08
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 2, 2022, there were 102,599,121 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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
•
the impact on our business, financial condition and available liquidity of the uncertainty as to the timing and amount of future cash distributions by two investment funds in which we have remaining investments of approximately $21.4 million;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$85,060	$45,673
Short-term investments	18,719	65,999
Trade accounts receivable, net	6,146	5,323
Inventories	22,759	22,011
Prepaid expenses and other current assets	6,771	4,870
Total current assets	139,455	143,876
Restricted cash	8,309	9,024
Property and equipment, net	34,950	39,071
Operating lease right-of-use assets	20,405	22,011
Intangible assets, net	553	619
Deferred income taxes	240	255
Other non-current assets	4,864	4,956
Total assets	$208,776	$219,812
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,253	$4,659
Accrued compensation and benefits	7,155	12,343
Accrued expenses and other current liabilities	10,037	14,009
Current portion of long-term debt	—	24,167
Current portion of operating lease liability	3,113	3,446
Current portion of finance lease obligation	617	835
Total current liabilities	24,175	59,459
Long-term debt, less current portion	228,670	145,059
Derivative liabilities	28,984	—
Operating lease liability, less current portion	20,093	20,907
Finance lease obligation, less current portion	408	445
Deferred income taxes	2,216	1,152
Defined benefit pension plan obligation	7,577	6,896
7% Cumulative redeemable preference shares	22,263	21,475
Total liabilities	334,386	255,393
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 102,510,717 and 101,264,412 issued and outstanding at December 31, 2021 and March 31, 2021 respectively	540,732	540,813
Additional paid in capital	45,117	38,116
Accumulated other comprehensive loss	(12,329)	(14,598)
Accumulated deficit	(699,130)	(599,912)
Total shareholders' equity (deficit)	(125,610)	(35,581)
Total liabilities and shareholders' equity (deficit)	$208,776	$219,812

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Product sales	10,172	$8,740	$28,497	$26,207
Other revenues	—	11	231	7,534
Total revenue	10,172	8,751	28,728	33,741
Cost of revenue	(7,928)	(4,970)	(17,579)	(14,883)
Gross profit	2,244	3,781	11,149	18,858
Operating expenses:
Sales and marketing	(2,878)	(2,283)	(8,011)	(6,757)
Research and development, net of government grants	(13,260)	(14,350)	(42,545)	(38,508)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(2,319)	(1,214)	(5,546)	(3,498)
Other general and administrative expenses	(15,038)	(7,524)	(32,009)	(24,334)
Total general and administrative expense	(17,357)	(8,738)	(37,555)	(27,832)
Total operating expense	(33,495)	(25,371)	(88,111)	(73,097)
Operating loss	(31,251)	(21,590)	(76,962)	(54,239)
Other (expense) income:
Interest expense, net	(9,559)	(9,404)	(21,914)	(22,632)
Other, net	(3,507)	617	677	6,179
Other expense, net	(13,066)	(8,787)	(21,237)	(16,453)
Loss before income taxes	(44,317)	(30,377)	(98,199)	(70,692)
Provision for income taxes	(504)	(1,303)	(1,019)	(999)
Net loss	$(44,821)	$(31,680)	$(99,218)	$(71,691)
Other comprehensive income (loss):
Change in fair value of foreign currency cash flow hedges	$(37)	$295	$(380)	$571
Change in unrealized gain on short-term investments	—	111	(193)	(372)
Foreign currency gain (loss)	788	1,606	2,798	(2,026)
Provision for pension benefit obligation	15	13	44	(135)
Other comprehensive loss, net	766	2,025	2,269	(1,962)
Comprehensive loss	$(44,055)	$(29,655)	$(96,949)	$(73,653)
Net loss available to ordinary shareholders - basic and diluted	$(44,821)	$(31,680)	$(99,218)	$(71,691)
Loss per share - basic and diluted	$(0.44)	$(0.31)	$(0.98)	$(0.81)
Weighted-average shares outstanding - basic and diluted	102,127,141	101,016,040	101,695,746	88,512,823

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2021	101,591,632	$540,733	$41,343	$(13,095)	$(654,309)	$(85,328)
Issue of shares upon exercise of incentive share options and vesting of RSUs	50,643	(1)	—	—	—	(1)
Issue of Consent Shares associated with Senior Secured Note modification	868,442	—	2,263	—	—	2,263
Net loss	—	—	—	—	(44,821)	(44,821)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(37)	—	(37)
Change in unrealized gain on short-term investments	—	—	—	—	—	—
Foreign currency cumulative translation adjustment	—	—	—	788	—	788
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss				766		766
Stock-based compensation	—	—	1,511	—	—	1,511
December 31, 2021	102,510,717	$540,732	$45,117	$(12,329)	$(699,130)	$(125,610)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2021	101,264,412	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUs	377,863	(81)	—	—	—	(81)
Issue of Consent Shares associated with Senior Secured Note modification	868,442	—	2,263	—	—	2,263
Net loss	—	—	—	—	(99,218)	(99,218)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(380)	—	(380)
Change in unrealized gain on short-term investments	—	—	—	(193)	—	(193)
Foreign currency cumulative translation adjustment	—	—	—	2,798	—	2,798
Provision for pension benefit obligation	—	—	—	44	—	44
Other comprehensive loss				2,269		2,269
Stock-based compensation	—	—	4,738	—	—	4,738
December 31, 2021	102,510,717	$540,732	$45,117	$(12,329)	$(699,130)	$(125,610)

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2020	100,965,451	540,769	35,416	(16,659)	(528,891)	30,635
Issue of shares, net of issue costs of $5,565	—	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUs	110,394	50	—	—	—	50
Net loss	—	—	—	—	(31,680)	(31,680)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	295	—	295
Change in unrealized gain in short-term investments	—	—	—	111	—	111
Foreign currency cumulative translation adjustment	—	—	—	1,606	—	1,606
Provision for pension benefit obligation	—	—	—	13	—	13
Other comprehensive loss				2,025		2,025
Stock-based compensation	—	—	1,214	—	—	1,214
December 31, 2020	101,075,845	540,819	36,630	(14,634)	(560,571)	2,244

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	459,931	33,132	(12,672)	(488,880)	(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	383,402	203	—	—	—	203
Net loss	—	—	—	—	(71,691)	(71,691)
Change in fair value of the effective portion of foreign currency cash flow hedges	—	—	—	571	—	571
Change in unrealized gain in short-term investments	—	—	—	(372)	—	(372)
Foreign currency cumulative translation adjustment	—	—	—	(2,026)	—	(2,026)
Provision for pension benefit obligation	—	—	—	(135)	—	(135)
Other comprehensive loss				(1,962)		(1,962)
Stock-based compensation	—	—	3,498	—	—	3,498
December 31, 2020	101,075,845	540,819	36,630	(14,634)	(560,571)	2,244

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(99,218)	$(71,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	5,696	6,354
Share-based compensation	4,738	3,498
Increase in deferred lease rentals	505	512
Swiss pension obligation	493	776
Amortization of deferred debt issue costs and discount	6,377	9,728
Change in fair value of derivative liabilities	(3,926)	—
Accrued preference share dividends	788	788
Income taxes	1,109	999
Net change in assets and liabilities:
Trade accounts receivable, net	(879)	1,268
Inventories	(468)	(1,218)
Accounts payable and accrued liabilities	(3,805)	(4,601)
Accrued compensation and benefits	(5,239)	(2,825)
Other assets	(2,344)	(330)
Net cash used in operating activities	(96,173)	(56,742)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	(72,247)
Realization of short-term investments	51,425	57,683
Purchase of property and equipment	(2,282)	(3,602)
Net cash provided by investing activities	44,643	(18,166)
FINANCING ACTIVITIES:
Repayment of finance leases	(528)	(491)
Proceeds from issuance of long-term debt	104,222	—
Debt issuance costs	(3,732)	—
Repayment of long-term debt	(12,083)	—
(Cost of) proceeds from issuance of ordinary shares and warrants	(81)	80,888
Net cash provided by financing activities	87,798	80,397
Effect of exchange rate fluctuations on cash and cash equivalents	2,404	(5,982)
Change in cash and cash equivalents	38,672	(493)
Beginning cash and cash equivalents	54,697	12,940
Ending cash and cash equivalents	$93,369	$12,447
Supplemental cash flow disclosures:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	85,060	3,401
Restricted cash	8,309	9,046
Total cash, cash equivalents and restricted cash	$93,369	$12,447

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2021 included in the Company’s Annual Report on Form 10-K/A for the year then ended. The results of operations for the three month and nine month period ended December 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2022 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $699.1 million as of December 31, 2021. At December 31, 2021, the Company had available cash holdings and short-term investments of $103.8 million. These holdings include $18.7 million of investments, which is net of impairment and foreign currency impacts, held in two short-term investment funds with Credit Suisse Asset Management (‘CSAM’) that are currently in the process of being liquidated and are subject to significant valuation uncertainty. The Company has recognized an impairment of $2.3 million related to one of the funds invested with CSAM for the year ended March 31, 2021. No additional information was received during the quarter ended December 31, 2021, that would indicate further impairments were required.

While the timing and amount of further payments are not clear (see Note 6), the Company estimates that it will receive the remaining distributions over the next year.

The Company has expenditure plans over the twelve months from the date these financial statements are issued that exceed its current cash and short-term investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and short-term investment balances, the sale of rights and other assets, and the issuance of new equity or debt. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $8.0 and $8.7 million, respectively at December 31, 2021 and March 31, 2021, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (“the Secured Notes”) and $309 and $324 at December 31, 2021 and March 31, 2021, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $89.0 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Of this $89.0 million, the Company received $2.2 million of distributions during the three month period ended December 31, 2021, and $31.9 million during the nine months December 31, 2021. While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, the Company does not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million during the year ended March 31, 2021 related to this fund. No additional information was received during the quarter ended December 31, 2021, that would indicate further impairments were required.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of December 31, 2021 and March 31, 2021.

Revenue Recognition

In the three and nine month periods ended December 31, 2021, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2021, there were no other material revenues to be recognized in future periods related to remaining performance obligations at December 31, 2021.

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

Note 3. Debt

Total debt comprises:

	December 31, 2021	March 31, 2021
Secured Notes	$132,917	$145,000
Debt discount, net of amortization	(14,899)	(11,127)
Deferred debt costs, net of amortization	(2,929)	(4,261)
Carrying value Secured Notes	115,089	129,612

Royalty liability	38,001	39,614

Convertible Notes	105,000	—
Debt discount, net of amortization	(26,075)	—
Deferred debt costs, net of amortization	(3,345)	—
Carrying value Convertible Notes	75,580	—
Total Debt	$228,670	$169,226

The Company’s debt at December 31, 2021 comprises the Secured Notes, the royalty liability, and the Convertible Notes. The Company’s debt at March 31, 2021 comprised the Secured Notes and the royalty liability. As of March 31, 2021, the Company’s long term debt, included $24,167 of principal payments due within 1 year which is classified as current within the balance sheet.

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

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company agreed among other things to issue them (i) an aggregate of 932,772 of the Company’s ordinary shares, nil par value per share (the “Consent Shares”) and (ii) 5-year warrants to purchase an aggregate of 1,844,020 of the Company’s ordinary shares for $4 per share (the “Consent Warrants”). The Company filed a registration statement with the SEC covering resales of the Consent Shares and the shares issuable on exercise of the Consent Warrants. The fair value of Consent Shares not yet issued are included in accrued expenses and other current liabilities and the fair value of Consent Warrants is included in derivative liabilities within our condensed consolidated balance sheet. Changes in fair value are recognized within other, net in the accompanying consolidated financial statements.

The new principal amortization schedule of the Secured Notes is as follows:

Payment Date	Amount
April 15, 2023	$12,100,000
October 15, 2023	$18,100,000
April 15, 2024	$24,200,000
October 15, 2024	$24,200,000
April 15, 2025	$24,200,000
October 15, 2025	The principal balance then outstanding

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 “Debt” to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $68.4 million at December 31, 2021, and $106.5 million at March 31, 2021. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability. The decrease in value of the future cash outflows under the royalty rights agreement as of December 31, 2021 is driven by a shift of expected revenues towards markets outside of Europe and the USA.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the " Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. At December 31, 2021, accrued interest of $635 is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements.

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

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Senior Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. For the nine months ended December 31, 2021, the total interest expense was $6.0 million with coupon interest of $3.0 million and the amortization of debt discount and issuance costs of $3.0 million. For the three months ended December 31, 2021, the total interest expense was $2.5 million with coupon interest of $1.3 million and the amortization of debt discount and issuance costs of $1.2 million.

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2021	March 31, 2021
Raw materials	$9,173	$9,189
Work in progress	7,798	9,105
Finished goods	5,788	3,717
Total inventories	$22,759	$22,011

Inventory at December 31, 2021 included $5,584 of raw materials, $4,510 of work in progress and $3,643 of finished goods related to the MosaiQ project. Inventory at March 31, 2021, included $6,829 of raw materials and $4,321 of work in progress and $1,465 of finished goods related to the MosaiQ project. During the three months ended December 31, 2021 the Company recorded inventory provisions of $2.5 million in respect of certain raw materials and work-in-progress items related to the MosaiQ project following evaluation of the Company's current estimated manufacturing costs and the initial market price.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	March 31, 2021
Accrued legal and professional fees	$1,176	$1,005
Accrued interest	4,032	8,009
Goods received not invoiced	2,360	1,722
Accrued capital expenditure	113	1,201
Other accrued expenses	2,356	2,072
Total accrued expenses and other current liabilities	$10,037	$14,009

Note 5. Commitments and contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom (“UK”) has entered into three contracts to sell $500 in each calendar month from January 2022 through March 2022 at £1:$1.3735, as hedges of its U.S. dollar denominated revenues. The fair values of these contracts in place at December 31, 2021, and similar contracts in place at March 31, 2021, amounted to a liability of $25 and an asset of $355, respectively.

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

Note 6. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$26,068	$—	$26,068
Short-term investments(2)	—	—	—	—
Total assets measured at fair value	$—	$26,068	$—	$26,068

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency forward contracts(3)	$—	$25	$—	$25
Convertible loan derivatives(4)	—	25,040	—	25,040
Debt related Consent Warrants(5)	—	3,944	—	3,944
Debt related Consent Shares	166	—	—	166
Total liabilities measured at fair value	$166	$29,009	$—	$29,175

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$15,751	$—	$15,751
Short-term investments(2)	—	15,000	—	15,000
Foreign currency forward contracts(3)	—	355	—	355
Total assets measured at fair value	$—	$31,106	$—	$31,106

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
(5)
The fair value of the Consent Warrants has been determined by utilizing a Black-Scholes model using market-based observable inputs such as historical share prices for Quotient Limited, quotations for US treasury interest rates, and implied volatility obtained from third party market price quotations.

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because “certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $89.0 million. Of this $89.0 million, the Company received $2.2 million of distributions during the three month period ended December 31, 2021 and $31.9 million during the nine month period ended December 31, 2021. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred.

For the year ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held short-term investments served as a trigger to evaluate the investments for impairment. Accordingly, we performed a qualitative assessment for impairment. As a result of this assessment, Quotient determined that an impairment was required. The Credit Suisse linked short-term investment asset with a carrying value of $110.3 million was written down to its estimated fair value of $108.0 million, resulting in an impairment of $2.3 million. This impairment was included in Other, net within our consolidated statements of comprehensive loss for the year ended March 31, 2021. No additional information was received during the quarter ended December 31, 2021 that would indicate further impairments were required. The carrying value of the investments at December 31, 2021 was $18.7 million.

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

The total unrealized gains on the short-term investments were $275 and $638 in the nine month periods ended December 31, 2021 and December 31, 2020, respectively. The amount of these unrealized gains reclassified to earnings were $193 and $1,010 in the nine month periods ended December 31, 2021 and December 31, 2020, respectively.

Note 7. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2021	March 31, 2021	Par value
Ordinary shares	102,510,717	101,264,412	$—
Total	102,510,717	101,264,412	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
7% Cumulative Redeemable Preference shares	666,665	666,665	$33.39	$32.21
Total	666,665	666,665

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

Note 8. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units (“RSUs”) issued under its share incentive plans. Share-based compensation expense amounted to $2,319 and $1,214 in the quarters ended December 31, 2021 and December 31, 2020, respectively, and $5,546 and $3,498 in the nine month periods ended December 31, 2021 and December 31, 2020, respectively.

Share option activity

The following table summarizes share option activity:

.

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2021	1,810,785	$7.69	68
Granted	1,800,622	3.32	120
Exercised	(4,837)	1.44	—
Forfeited	(598,629)	6.29	—
Outstanding — December 31, 2021	3,007,941	$5.36	88
Exercisable — December 31, 2021	1,379,923	$7.79	58

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at December 31, 2021 was $2.59.

The following table summarizes the options granted in the nine month period ended December 31, 2021 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2021 (1)	857,015	$3.68	$3.68	$2.41
June 10, 2021	133,386	4.37	4.37	2.85
August 1, 2021	118,734	3.41	3.41	2.21
August 3, 2021	4,556	3.38	3.38	2.20
September 1, 2021	36,813	3.07	3.07	2.01
October, 4, 2021	147,134	2.72	2.72	1.79
October 5, 2021	235,477	2.91	2.91	1.91
October 31, 2021	144,240	2.53	2.53	1.66
November 19, 2021	123,267	2.08	2.08	1.37

(1)
On April 1, 2021, in connection with the appointment of Manuel O. Méndez as Chief Executive Officer, we granted Mr. Méndez 857,015 options to purchase ordinary shares at an exercise price of $3.68 per share. These grants, which were issued outside of our 2014 Stock Incentive Plan, were approved by our Board of Directors and the Remuneration Committee of our Board pursuant to the inducement grant exception under Nasdaq Rule 5635(c)(4), as an inducement that is material to Mr. Méndez joining our Company. The options vest in three equal installments on each first, second and third anniversary of the grant date. The options have a term of ten years and will be forfeited if not exercised before the expiration of their term. In addition, in the event Mr. Méndez’s service is terminated, any options not vested shall be forfeited upon termination. During the quarter ended December 31, 2021, 138,227 of the stock options originally granted to Mr. Méndez were cancelled and cash settled in connection with an amendment to his employment agreement with the Company and shown as forfeited in the share option activity table.

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the nine months ended December 31, 2021 and December 31, 2020 amounted to $3.9 million and $0.9 million, respectively.

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

A summary of the weighted-average assumptions applicable to the share options issued during the nine month period ended December 31, 2021 is as follows:

Risk-free interest rate	1.60%
Expected lives (years)	6
Volatility	74.46%
Dividend yield	—
Grant date fair value (per share)	$3.32
Number granted	1,800,622

A summary of the RSUs in issue at December 31, 2021 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	2,266,103	14	N/A
RSUs subject to milestone and performance based vesting	1,097,398	N/A	N/A

At December 31, 2021, 2,266,103 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 14 months. In addition, 46,031 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 1,051,367 RSUs were subject to vesting based on the achievement of financial objectives in the year 2024. During the quarter ended December 31, 2021, 181,159 of the outstanding RSUs were cancelled and cash settled in connection with an amendment to the employment agreement between Mr. Méndez and the Company. The Company recognized $820 in stock compensation related to the cash settlement of Mr. Mendez's RSU and stock options described above.

Note 9. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Income tax expense at statutory rate	$—	$—	$—	$—
Impact of tax uncertainties	—	(1,455)	—	(1,455)
Tax rate change	—	—	(335)	—
Foreign tax rate differential	816	155	2,736	1,737
Increase in valuation allowance against deferred tax assets	(1,320)	(3)	(3,420)	(1,281)
Provision for income tax	$(504)	$(1,303)	$(1,019)	$(999)

Note 10. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Employer service cost	622	$620	$1,874	$1,818
Interest cost	22	33	66	95
Expected return on plan assets	(76)	(62)	(228)	(183)
Amortization of prior service credit	14	13	44	40
Amortization of net loss		—		—
Net pension cost	$582	$604	$1,756	$1,770

The employer contributions for the nine month ended December 31, 2021 and December 31, 2020 were $1,263 and $995, respectively. The estimated employer contributions for the fiscal year ending March 31, 2022 are $1,436.

Note 11. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 “Earnings Per Share”, basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares, the ordinary shares issuable upon vesting of the RSUs, and the ordinary shares issuable on conversion of Convertible Notes.

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Nine months ended
	December 31,		December 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(44,821)	$(31,680)	$(99,218)	$(71,691)
Net loss available to ordinary shareholders - basic and diluted	(44,821)	(31,680)	(99,218)	(71,691)
Denominator:
Weighted-average shares outstanding - basic and diluted	102,127,141	101,016,040	101,695,746	88,512,823
Loss per share - basic and diluted	$(0.44)	$(0.31)	$(0.98)	$(0.81)

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2021 and December 31, 2020 as their inclusion would have been anti-dilutive:

	December 31, 2021	December 31, 2020
Ordinary shares issuable on conversion of Senior Convertible Notes at $5.67 per share	18,518,514	-
Restricted share units awarded	3,363,501	854,422
Ordinary shares issuable on exercise of options to purchase ordinary shares	3,007,941	1,899,280
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of Consent Warrants at $4.00 per share	1,844,020	-
Consent Shares not yet issued	64,330	-
Total	26,973,831	2,929,227

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K/A for the year ended March 31, 2021 filed with the SEC on November 15, 2021.

The information set forth and discussed below for the quarters ended December 31, 2021 and December 31, 2020 is derived from the condensed consolidated financial statements included under Part I, Item 1 “Financial Statements” above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

We currently operate as one business segment with 426 employees in the United Kingdom, Switzerland and the United States, as of December 31, 2021. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 46% of total revenue during the nine month period ended December 31, 2021 and 30% during the nine month period ended December 31, 2020.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2021, we had an accumulated deficit of $699.1 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2022 as we continue our investment in the commercialization of MosaiQ. For the nine month period ended December 31, 2021, our total revenue was $28.7 million and our net loss was $99.2 million.

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

As of December 31, 2021, we had available cash, cash equivalents and short-term investments of $103.8 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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
•
Field Trials – we commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. Subsequent governmental restrictions implemented towards the end of 2020 impacted our ability to conduct these trials. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. In June 2021, we restarted field trials in Europe. The commencement of field trials in the United States for the expanded MosaiQ IH Microarray has also been postponed due to the COVID-19 pandemic.
•
Ongoing Regulatory Approval Process – we submitted the European regulatory dossier for the expanded MosaiQ IH Microarray in November 2021. We continue to expect to receive the CE mark for the expanded MosaiQ IH Microarray by the end of the first quarter of calendar year 2022. We expect FDA submission by mid-year 2022. The expanded immunohematology microarray will require BLA for US and the anticipated timeline of approval is between 15-18 months depending on the agency. We expect to make a European regulatory submission for the expanded MosaiQ SDS Microarray in the third quarter of calendar year 2022, with the U.S. regulatory submission following in the fourth quarter of calendar year 2022.
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

In addition, on April 6, 2020, we announced the completion of the development phase of the MosaiQ COVID-19 Microarray, in response to the COVID-19 pandemic. On April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we have subsequently entered into nine additional contracts with customers in Europe and the United States. In addition, we developed an enhanced, semi-quantitative MosaiQ COVID-19 Microarray, which has been CE marked as of January 29, 2021. On December 22, 2021, the Company requested the FDA revoke our EUA for this Microarray which was accepted on January 11, 2022. Revocation was done in order for the Company to focus resources on the development of our other products.

In spite of this widespread increase of COVID-19 infections, the COVID-19 pandemic and the associated restrictions have not had a material adverse impact on our conventional reagent revenues. Customer demand has remained robust since March 31, 2020 and, to date, supply chain disruptions have been minimal. Our manufacturing operations in Edinburgh, Scotland have been adapted to meet social distancing requirements, which impacted our operating costs during the nine months ended December 31, 2021 and 2020.

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

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our original equipment manufacturer (or OEM) customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 65% and 69% for the nine month periods ended December 31, 2021 and December 31, 2020, respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in other revenues.

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

Other income (expense), net consists of the change in fair value of our convertible debt derivative, warrant liabilities and the impact of exchange rate fluctuations. See Note 3, “Debt” and Note 6, “Fair value measurement” to our condensed consolidated financial statements included in this Quarterly Report for additional information. Exchange rate fluctuations include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our legal entities are Pounds Sterling, Swiss Francs, Euros, and U.S. Dollars depending on the entity.

Provision for income taxes in the nine month periods ended December 31, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended December 31, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter ended December 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$10,172	100%	$8,740	100%	$1,432	16%
Other revenues	—	0%	11	0%	(11)	-100%
Total revenue	10,172	100%	8,751	100%	1,421	16%
Cost of revenue	7,928	78%	4,970	57%	2,958	60%
Gross profit	2,244	22%	3,781	43%	(1,537)	-41%
Operating expenses:
Sales and marketing	2,878	28%	2,283	26%	595	26%
Research and development	13,260	130%	14,350	164%	(1,090)	-8%
General and administrative	17,357	171%	8,738	100%	8,619	99%
Total operating expenses	33,495	329%	25,371	290%	8,124	32%
Operating loss	(31,251)	-307%	(21,590)	-247%	(9,661)	45%
Other (expense) income:
Interest expense, net	(9,559)	-94%	(9,404)	-107%	(155)	2%
Other, net	(3,507)	-34%	617	7%	(4,124)	-668%
Total other expense, net	(13,066)	-128%	(8,787)	-100%	(4,279)	49%
Loss before income taxes	(44,317)	-436%	(30,377)	-347%	(13,940)	46%
Provision for income taxes	(504)	—	(1,303)	—	799	-61%
Net loss	$(44,821)	-441%	$(31,680)	-362%	$(13,141)	41%

Revenue

Total revenue for the quarter ended December 31, 2021 increased by 16% to $10.2 million, compared with $8.8 million for the quarter ended December 31, 2020. Product sales for the quarter ended December 31, 2021 increased by 16% to $10.2 million, compared with $8.7 million for the quarter ended December 31, 2020. The increase in product sales was attributable to growth in incremental direct sales of conventional reagent products to an OEM customer. Other revenues for the quarter ended December 31, 2020 related to a small development project for an OEM customer.

Products sold by standing purchase order were 63% of product sales for the quarter ended December 31, 2021, compared with 70% for the quarter ended December 31, 2020.

The table below sets forth revenue by product group:

	Quarter ended December 31,
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$7,174	71%	$5,536	63%	$1,638	30%
Product sales - direct customers and distributors	$2,983	29%	2,846	33%	137	5%
Product sales - MosaiQ	15	0%	358	4%	(343)	-96%
Other revenues	—	0%	11	0%	(11)	-100%
Total revenue	$10,172	100%	$8,751	100%	$1,421	16%

OEM Sales. Product sales to OEM customers increased 30% to $7.2 million for the quarter ended December 31, 2021, compared with $5.5 million for the quarter ended December 31, 2020. The increase was attributable to growth in incremental sales of conventional reagent products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $3.0 million for the quarter ended December 31, 2021 increased by $0.1 million compared with $2.8 million for the quarter ended December 31, 2020. This increase was due to increased direct sales in the United States which increased by $0.1 million in the quarter ended December 31, 2021 from $2.6 million in the quarter ended December 31, 2020 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the quarters ended December 31, 2021 and December 31, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray which decreased due to change in demand related to the COVID-19 pandemic.

Other Revenues. In the quarter ended December 31, 2020, other revenues related to a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 60% to $7.9 million for the quarter ended December 31, 2021 compared with $5.0 million for the quarter ended December 31, 2020. The increase was driven by a $2.5 million write-down of certain raw materials and work in process associated with MosaiQ to net realizable value and an increase in sales volumes.

Gross profit on total revenue for the quarter ended December 31, 2021 was $2.2 million, a decrease of 41% when compared with $3.8 million for the quarter ended December 31, 2020. The decrease was mainly attributable to the write-down of inventory explained above.

Gross profit on product sales, which excludes other revenues, was $2.2 million for the quarter ended December 31, 2021, a decrease of 41% when compared with $3.8 million for the quarter ended December 31, 2020. This decrease was mainly attributable to the write-down of inventory explained above and offset partially by sales of higher margin products in the quarter.

Gross margin on product sales, which excludes other revenues, was 22% for the quarter ended December 31, 2021 compared with 43% for the quarter ended December 31, 2020.

Sales and marketing expenses

Sales and marketing expenses were $2.9 million for the quarter ended December 31, 2021, compared with $2.3 million for the quarter ended December 31, 2020. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and in travel related costs. As a percentage of total revenue, sales and marketing expenses were 28% for the quarter ended December 31, 2021 compared to 26% for the quarter ended December 31, 2020.

Research and development expenses

Research and development expenses decreased by 8% to $13.3 million for the quarter ended December 31, 2021 compared with $14.4 million for the quarter ended December 31, 2020. The decrease in research and development expenses is driven by a $2.0 million impairment recorded in the quarter ended December 31, 2020 with respect to certain raw materials and work-in-progress items following evaluation of further development data and corresponding changes in our manufacturing processes compared to $1.0 million recorded in the quarter ended December 31, 2021.

General and administrative expenses

General and administrative expenses increased by 99% to $17.4 million for the quarter ended December 31, 2021, compared with $8.7 million for the quarter ended December 31, 2020. This increase was attributable to additional costs, including stock compensation charges, associated with changes in company management as well as fees incurred to refinance our debt during the quarter ended December 31, 2021. We recognized $2.3 million of stock compensation expense in the quarter ended December 31, 2021 compared with $1.2 million in the quarter ended December 31, 2020. As a percentage of total revenue, general and administrative expenses were 171% for the quarter ended December 31, 2021 compared to 100% for the quarter ended December 31, 2020.

Other (expense) income

Net interest expense was $9.6 million for the quarter ended December 31, 2021 compared with $9.4 million for the quarter ended December 31, 2020. Interest expense in the quarter ended December 31, 2021 included $6.8 million of interest charges on our Secured Notes and royalty liabilities compared with $9.2 million for the quarter ended December 31, 2020. The higher expense recognized in the prior year was a result in a change in the royalty cost estimates while no significant changes to estimates occurred in the quarter ended December 31, 2021. Interest expense for the quarter ended December 31, 2021 also included $2.5 million of interest charges related to the Convertible Notes which were issued during the three months ended June 30, 2021. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2021 and December 31, 2020. In addition, in the quarter ended December 31, 2020 we realized gains of $0.1 million on our short-term money market investments.

Other, net was $3.5 million expense for the quarter ended December 31, 2021 compared with $0.6 million in income for the quarter ended December 31, 2020. For the quarter ended December 31, 2021 this comprised a $3.3 million loss related to the change in fair value associated with derivative liabilities and $0.2 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $0.6 million of foreign exchange gains for the quarter ended December 31, 2020.

Provision for income taxes

Provision for income taxes in the quarter ended December 31, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

Comparison of the Nine Month Periods ended December 31, 2021 and 2020

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$28,497	99%	$26,207	78%	$2,290	9%
Other revenues	231	1%	7,534	22%	(7,303)	-97%
Total revenue	28,728	100%	33,741	100%	(5,013)	-15%
Cost of revenue	17,579	61%	14,883	44%	2,696	18%
Gross profit	11,149	39%	18,858	56%	(7,709)	-41%
Operating expenses:
Sales and marketing	8,011	28%	6,757	20%	1,254	19%
Research and development	42,545	148%	38,508	114%	4,037	10%
General and administrative	37,555	131%	27,832	82%	9,723	35%
Total operating expenses	88,111	307%	73,097	217%	15,014	21%
Operating (loss)	(76,962)	-268%	(54,239)	-161%	(22,723)	42%
Other income (expense):
Interest expense, net	(21,914)	-76%	(22,632)	-67%	718	-3%
Other, net	677	2%	6,179	18%	(5,502)	-89%
Total other expense, net	(21,237)	-74%	(16,453)	-49%	(4,784)	29%
Loss before income taxes	(98,199)	-342%	(70,692)	-210%	(27,507)	39%
Provision for income taxes	(1,019)	—	(999)	—	(20)	2%
Net loss	$(99,218)	-345%	$(71,691)	-212%	$(27,527)	38%

Revenue

Total revenue for the nine month period ended December 31, 2021 decreased by 15% to $28.7 million, compared with $33.7 million for the nine month period ended December 31, 2020. Product sales increased by 9% while other revenue decreased by 97%. These changes are further explained below. Products sold by standing purchase order were 65% of product sales for the nine month period ended December 31, 2021, compared with 69% for the nine month period ended December 31, 2020.

The table below sets forth revenue by product group:

	Nine months ended December 31
	2021		2020		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$18,999	66%	$16,754	50%	$2,245	13%
Product sales - direct customers and distributors	9,407	33%	8,417	25%	990	12%
Product sales - MosaiQ	91	0%	1,036	3%	(945)	-91%
Other revenues	231	1%	7,534	22%	(7,303)	-97%
Total revenue	$28,728	100%	$33,741	100%	$(5,013)	-15%

OEM Sales. Product sales to OEM customers increased 13% to $19.0 million for the nine month period ended December 31, 2021, compared with $16.8 million for the nine month period ended December 31, 2020. The increase was attributable to growth in incremental sales of conventional reagent products.

Direct Sales to Customers and Distributors. Product sales directly to customers and distributors of $9.4 million for the nine month period ended December 31, 2021 increased by $1.0 million compared with $8.4 million for the nine month period ended December 31, 2020. This increase was due to increased direct sales in the United States which increased by $0.9 million for the nine months ended December 31, 2021 from $7.6 million in the nine months ended December 31, 2020 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the nine months ended December 31, 2021 and December 31, 2020 consisted of revenues from our MosaiQ COVID-19 Microarray which decreased due to change in demand related to the COVID-19 pandemic.

Other Revenues. Other revenues for the nine month period ended December 31, 2021 related to a development project for an OEM customer. Other revenues for the nine month period ended December 31, 2020 arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray and a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 18% to $17.6 million for the nine month period ended December 31, 2021, compared with $14.9 million for the nine month period ended December 31, 2020. The increase in cost of revenue reflected the incremental costs associated with the 9% increase in product sales in the nine month period ended December 31, 2021 and a $2.5 million write-down of certain raw materials and work in process associated with MosaiQ to net realizable value.

Gross profit on total revenue for the nine month period ended December 31, 2021 was $11.1 million, compared with $18.9 million for the nine month period ended December 31, 2020. The decrease was attributable to the decrease of $7.3 million of other revenues in the nine month period ended December 31, 2020, the write down of certain raw materials and work in process inventory associated with MosaiQ to net realizable value and offset by higher sales of higher margin products.

Gross profit on product sales, which excludes other revenues, was $10.9 million for the nine month period ended December 31, 2021 compared with $11.3 million for the nine month period ended December 31, 2020. Decrease was caused primarily by the write down of certain raw materials and work in process inventory associated with MosaiQ to net realizable value and offset by higher sales of higher margin products.

Gross margin on product sales, which excludes other revenues, was 38% for the nine month period ended December 31, 2021 compared with 43% for the nine month period ended December 31, 2020.

Sales and marketing expenses

Sales and marketing expenses were $8.0 million for the nine month period ended December 31, 2021, compared with $6.8 million for the nine month period ended December 31, 2020. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and in related travel costs. As a percentage of total revenue, sales and marketing expenses were 28% for the nine month period ended December 31, 2021 compared to 20% for the nine month period ended December 31, 2020.

Research and development expenses

Research and development expenses increased by 10% to $42.5 million for the nine month period ended December 31, 2021, compared with $38.5 million for the nine month period ended December 31, 2020. Our research and development expenses included expenses of $1.5 million in the nine month periods ended December 31, 2021 compared to $1.0 million in December 31, 2020 related to the costs of our intellectual property license with TTP. The increase in research and development costs is driven by higher material expenditures associated with the development of MosaiQ, salary and benefit costs, provisions on certain raw materials, and the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland.

General and administrative expenses

General and administrative expenses increased by 35% to $37.6 million for the nine month period ended December 31, 2021, compared with $27.8 million for the nine month period ended December 31, 2020, reflecting higher salary and benefit costs, costs related to the debt modification which occurred in October 2021, the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland, and offset by lower legal expenses related to our now settled dispute with Ortho. We recognized $5.5 million of stock compensation expense in the nine month period ended December 31, 2021 compared with $3.5 million in the nine month period ended December 31, 2020. As a percentage of total revenue, general and administrative expenses were 131% for the nine month period ended December 31, 2021 and 82% for the nine month period ended December 31, 2020.

Other income (expense)

Net interest expense was $21.9 million for the nine month period ended December 31, 2021, compared with $22.6 million for the nine month period ended December 31, 2020. Interest expense in the nine month period ended December 31, 2021 included $15.3 million of interest charges on our Secured Notes and royalty liabilities compared with $22.7 million in the nine-month period ended December 31, 2020. The decreased expense reflected changes in the royalty cost estimates. Interest expense for the nine month period ended December 31, 2021 also included $6.0 million of interest charges related to the Convertible Notes which were issued during the nine month period ended December 31, 2021. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2021 and December 31, 2020. In addition, in the nine month period ended December 31, 2021 we realized interest income of $0.2 million on our short-term money market investments compared with $0.9 million for the nine month period ended December 31, 2020.

Other, net was $0.7 million in income for the nine month period ended December 31, 2021 compared with $6.2 million in income for nine month period ended December 31, 2020. For the nine month period ended December 31, 2021 this comprised a $3.9 million gain related to the change in fair value of derivatives liabilities and $3.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $6.2 million of foreign exchange gains for the nine month period ended December 31, 2020.

Provision for income taxes

Provision for income taxes in the nine months ended December 31, 2021 and 2020, reflected the taxes chargeable on the taxable income of our subsidiaries.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2021, we had an accumulated deficit of $699.1 million. During the nine month period ended December 31, 2021, we incurred a net loss of $99.2 million and used $96.2 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2021 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

During the quarter ended December 31, 2021, we amended the Indentures governing our Secured Notes to, among other things, extend the final maturity of the Secured Notes to October 2025 and revise the principal amortization schedule of the Secured Notes to defer approximately $60 million of principal payments previously required to be made between April 2021 and April 2023. See Note 3, “Debt” for additional information.

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because

“certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation.” CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $89.0 million. Based on information provided by Credit Suisse, we expect to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the amount or timing of any such distribution.

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

As of December 31, 2021, we had available cash, cash equivalents and short-term investments of $103.8 million and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the nine month ended December 31, 2021 and 2020

Operating activities

Net cash used in operating activities was $96.2 million during the nine month period ended December 31, 2021, which included net losses of $99.2 million offset by non-cash items of $15.8 million. Non-cash items were depreciation and amortization expense of $5.7 million, share-based compensation expense of $4.7 million, a reduction from the change in fair value of loan derivatives of $3.9 million, Swiss pension costs of $0.5 million, amortization of deferred debt issue costs and discounts of $6.4 million, accrued preference share dividends of $0.8 million, deferred lease rentals of $0.5 million and income taxes of $1.1 million. We also experienced a net cash outflow of $12.7 million from changes in operating assets and liabilities during the period, consisting of a $5.2 million reduction in accrued compensation and benefits, a $0.5 million increase in inventories, a $2.3 million increase in other assets, a $3.8 million reduction in accounts payable and accrued liabilities and a $0.9 million increase in accounts receivables.

Net cash used in operating activities was $56.7 million during the nine month period ended December 31, 2020, which included net losses of $71.7 million offset by non-cash items of $22.7 million. Non-cash items were depreciation and amortization expense of $6.4 million, share-based compensation expense of $3.5 million, Swiss pension costs of $0.8 million, amortization of deferred debt issue costs of $9.7 million, accrued preference share dividends of $0.8 million, deferred lease rentals of $0.5 million and deferred income taxes of $1.0 million. We also experienced a net cash outflow of $7.7 million from changes in operating assets and liabilities during the period, consisting of a $2.8 million reduction in accrued compensation and benefits, a $1.2 million increase in inventories and a $0.4 million increase in other assets, a $4.6 million reduction in accounts payable and accrued liabilities, and offset by a $1.3 million increase in accounts receivable.

Investing activities

Net cash provided by investing activities was $44.6 million for the nine month period ended December 31, 2021. We spent $2.3 million on purchases of property and equipment in the nine month period ended December 31, 2021, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure. We also received distributions on our short-term money market investments of $31.9 million from CSAM in the nine month period ended December 31, 2021, received $19.5 million from selling other short term investments and invested $4.5 million in other short-term money market investments.

Net cash used in investing activities was $18.2 million for the nine month period ended December 31, 2020. We spent $3.6 million on purchases of property and equipment in the nine month period ended December 31, 2020, which was mainly related to purchasing MosaiQ instruments. We also increased our short-term money market investments by $14.6 million in the nine month period ended December 31, 2020.

Financing activities

Net cash provided by financing activities was $87.8 million during the nine month period ended December 31, 2021, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.5 million of repayments on finance leases. Net cash provided by financing activities was $80.4 million during the nine month period ended December 31, 2020, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.2 million generated from the exercise of share options, offset by $0.5 million of repayments on finance leases.

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

As of December 31, 2021, we had $103.8 million of available cash, cash equivalents and short-term investments and $8.3 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

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
•
our ability to recoup the remaining approximately $21.4 million of funds invested in two funds that have suspended redemptions;
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

For a detailed discussion of our critical accounting policies, see Note 1, ‘Organization and Summary of Significant Accounting Policies.’ to our Annual Report on Form 10-K/A for the year ended March 31, 2021. For a detailed description of our significant judgements and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended March 31, 2021. We have summarized material new significant judgements and estimates and critical accounting policies during the nine month period ended December 31, 2021 below.

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

Recent Accounting Pronouncements

Except as discussed in Note 2, “Summary of Significant Accounting Policies,” we did not adopt any other new accounting pronouncements during the nine month period ended December 31, 2021 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than disclosed below, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As previously reported in our Form 10-K/A filed in November 15, 2021, management identified a material weakness in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management of the Company determined that it did not identify the correct accounting treatment at the time of entering into these transactions, and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the fiscal year ended March 31, 2021 and 2020 and relevant unaudited condensed consolidated financial information for the fiscal year 2021 quarterly periods to correct errors in the Company’s accounting for its Senior Secured Notes and related royalty rights agreements. This also resulted in a restatement and reporting of a material weakness within our June 30, 2021 Form 10-Q/A filed on November 15, 2021, and a material weakness reported in our Q2 FY 2022 Form 10-Q filed on November 16, 2021.

To remediate the material weakness identified above, we have implemented additional controls and procedures, which included:

•
increased involvement of external accounting specialists to assist and review complex, non-routine financing transactions entered into after March 31, 2021.
•
management review (with the assistance of external accounting advisors) of the accounting treatment of all historical debt arrangements under US GAAP.

Given the remedial measures, testing of applicable controls and the determination that controls are designed and operating effectively, management has concluded that the material weakness previously identified has been remediated as of December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Share Option Agreement
10.2	Form of Restricted Share Award Agreement
10.3	Form of Performance Share Award Agreement
10.4

Employment Agreement, dated as of February 23, 2021 (amended June 7, 2021), by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 5, 2021 and incorporated herein by reference).

10.5

Amendment to Employment Agreement, dated as of October 5, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.2 to our Current Report on Form 8-K on October 6, 2021 and incorporated herein by reference).

10.6

Amendment to Employment Agreement, dated as of October 15, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.3 to our Current Report on Form 8-K on October 15, 2021 and incorporated herein by reference).

10.7

Amendment to Employment Agreement, dated as of January 12, 2022, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.4 to our Current Report on Form 8-K on January 14, 2022 and incorporated herein by reference).

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
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: February 8, 2022	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: February 8, 2022	/s/ Ali Kiboro
Ali Kiboro Chief Financial Officer