Form 10-K
period 2022-03-31
Quotient Ltd
filed 2022-06-28
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates was approximately $180.6 million based on the closing sales price of the registrant’s ordinary shares on September 30, 2021 as reported on The Nasdaq Global Market.

On June 23, 2022, the registrant had a total of 103,216,019 ordinary shares, nil par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part 1, Item 1: "Business," Part I, Item 1A: "Risk Factors," and Part II, Item 7: "Management’s Discussion and Analysis of Final Condition and Results of Operations," but are also contained elsewhere in this Annual Report. Forward-looking statements can be identified by words such as "strategy," "objective," "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "contemplate," "might," "design" and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

Forward-looking statements include statements about:

•
the continuing development, regulatory approval and commercialization of the MosaiQTM technology, or "MosaiQ";
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
•
continued or worsening adverse conditions in the global economic and financial markets, including as a result of the on-going COVID-19 pandemic, inflationary concerns, economic slowdowns, and international hostilities;
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
•
our plans for executive and director compensation for the future;
•
our plans to maintain the listing of our ordinary shares on the Nasdaq Global Market.

You should refer to Part I, Item 1A: "Risk Factors" in this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.

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
•
We may not be able to maintain our listing on the Nasdaq Global Market, which could have a material adverse effect on us and our shareholders.
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
•
The price of our ordinary shares is likely to be volatile, and our ordinary shares could incur substantial losses.
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

We have over 30 years of experience developing, manufacturing and commercializing conventional reagent products used for blood grouping within the global transfusion diagnostics market. We are developing MosaiQ to better address the comprehensive needs of this large and established market. MosaiQ will initially comprise two separate microarrays, one for immunohematology (blood grouping), (''IH'') and one for serological disease screening (''SDS'') and a high-throughput instrument. We are also developing a microarray for molecular disease screening, (''MDS'') and a microarray for clinical disease screening (''CDS'') for use with the MosaiQ instrument. We believe MosaiQ has the potential to transform transfusion diagnostics, significantly reducing the cost of blood testing in the donor and patient testing environments, while improving patient outcomes.

We have designed MosaiQ to offer a breadth of diagnostic tests that is unmatched by existing commercially available transfusion diagnostic instrument platforms. Time to result for MosaiQ is expected to be significantly quicker than existing methods for extended antigen typing and antibody detection and is expected to be equivalent to the time to result for current instrument platforms performing basic antigen typing. We believe that customer adoption of MosaiQ will lead to improved patient outcomes through better and easier matching of donor and patient blood, given cost-effective extended antigen typing offered by MosaiQ. Improved patient outcomes using MosaiQ include the potential for reduced incidence of alloimmunization, where the patient develops antibodies to foreign antigens introduced to the body through transfused blood. Cost savings and efficiencies should also be available to customers that adopt MosaiQ, as a result of:


consolidation of multiple instrument platforms in donor testing laboratories;

automation, which will help to address shortages of skilled technicians;

better workflow, which will lead to a better cost position, addressing budget constraints;

comprehensive characterization of donor or patient blood, eliminating the need for routine manual testing typically undertaken by skilled technicians; and

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

From our incorporation in 2012 to March 31, 2022, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants, $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2025 (which we refer to as the Secured Notes) and $105 million of gross proceeds from the issuance of 4.75% Convertible Notes due 2026 (which we refer to as the Convertible Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our recently completed conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

Our Market Opportunity

The global transfusion diagnostics market is large and well established. Total annual product sales in this market amounted to $4.3 billion in 2021, of which the United States accounted for 40% of sales. Product sales comprise the sale of kits, reagents and instruments. In 2021, we believe blood grouping accounted for $1.7 billion of product sales, disease screening using serological methods accounted for $1.1 billion of sales and disease screening using molecular methods accounted for $1.5 billion of sales. We believe product sales in 2021 to the highly concentrated donor testing market, which includes diagnostic laboratories, accounted for approximately $3.0 billion of sales, while patient testing and others accounted for the remaining $1.3 billion of sales. Performed primarily within hospitals, the patient testing market is highly fragmented.

According to the World Health Organization, 48 million blood donations were collected globally in 2020 within "high-income" countries located in North America, Europe and Eastern Asia. In the United States, between 13 and 14 million units of whole blood and red blood cells were donated during 2019, based on data from the American Association of Blood Banks and the American Red Cross. In addition, over 50 million plasma donations are collected each year in the United States and Europe. Plasma is subject to blood grouping and disease screening. We estimate that over 90 million patients are blood grouped annually in the developed world, although less than half of these patients actually receive a blood transfusion.

Combined, the cost of procuring and characterizing blood for transfusion represents a significant cost to the global healthcare system. The costs and expenses related to blood grouping and disease screening are typically included in the price a hospital pays for a unit of blood. In the United States, the average price paid by a hospital for a unit of red blood cells is approximately $208, based on the 2019 National Blood Collection and Utilization Survey. Where a hospital requests units of blood with a specific antigen profile (for patients with blood group antibodies) the average price of those antigen negative units of blood in the United States is estimated to increase by $80 for each antigen screened. The costs and expenses related to patient blood grouping at hospitals are not specifically reimbursed by a third party payor, but are typically absorbed within the reimbursement structure of a broader medical procedure. According to the Centers for Medicare and Medicaid Services 2020 laboratory fee schedule, the reimbursement rate for outpatient services associated with basic antigen typing and an antibody screen is $50 per sample. When an antibody screen is positive, an antibody identification procedure will be undertaken on the patient sample for which the reimbursement rate is an additional $283 per sample.

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

Beyond transfusion diagnostics we plan to pursue the development of autoimmune and allergy testing opportunities for the MosaiQ solution within the broader clinical diagnostics market place, a $9 billion total addressable market opportunity.

Our Strategy

Our strategy is based on the development and commercialization of a flexible and unique multimodal multiplexing microarray technology and manufacturing capability for immunohematology, serological and molecular testing across a broad array of clinical and life science applications. Our initial strategic focus is on the development and commercialization of a range of consumables (or microarrays) to address the global transfusion diagnostics market and the clinical diagnostic market, of which the total addressable market is an estimated $9B market opportunity. We aim to develop and commercialize a fully automated testing platform (MosaiQ) that is uniquely positioned to consolidate workflows and modernize current antiquated technologies. Each microarray will incorporate existing, well characterized assays to undertake:

(i)
a comprehensive characterization of donor and patient blood, including extended antigen typing and antibody detection/identification. Ultimately, we expect there to be two blood grouping microarrays, one for the donor testing market and one for the patient testing market. We refer to the blood grouping microarrays as the MosaiQ IH Microarray;
(ii)
all mandated serological disease screening tests for donor red blood cells or source plasma. We refer to the serological disease screening microarrays as the MosaiQ SDS Microarray. The initial MosaiQ SDS Microarray comprised assays to detect CMV (cytomegalovirus) and Syphilis. We expect to follow our initial MosaiQ SDS Microarray launch with the launch of a range of additional Extended MosaiQ SDS Microarrays incorporating all remaining mandated serological disease screening assays, depending upon the final application for the product; and
(iii)
all mandated molecular disease screening tests for donor red cells or source plasma. We refer to the molecular disease screening microarray as the MosaiQ MDS Microarray.
(iv)
In addition, we have expanded into the global clinical diagnostics market with an initial focus on the estimated $4 billion Allergy & Autoimmune addressable market. We refer to the Allergy & Autoimmune microarrays as the MosaiQ Allergy Microarray and the MosaiQ Autoimmune Microarray.

We are also developing for Ortho-Clinical Diagnostics Inc. (or Ortho), a dedicated MosaiQ IH Microarray optimized for the patient transfusion market (which we refer to as the MosaiQ IH3 Microarray), and we expect to announce commercial launch in calendar year 2023.

Together, we refer to the MosaiQ IH Microarray, MosaiQ SDS Microarray, MosaiQ Allergy Microarray, MosaiQ COVID-19, MosaiQ Autoimmune Microarray, MosaiQ MDS Microarray and MosaiQ IH3 Microarray as MosaiQ Microarrays.

We manufacture the MosaiQ Microarrays at our state-of-the-art manufacturing facility located in Eysins, Switzerland, which received its ISO 13485: 2016 certification in December 2018. The facility also received ISO 14001 certification in June 2022.

Quotient completed the CE marking self-certification for the MosaiQ Instrument in 2018 in relation with the submission for CE mark of the initial MosaiQ IH Microarray.

In Europe, the MosaiQ Instrument, initial MosaiQ IH Microarray, initial MosaiQ SDS Microarray, MosaiQ COVID-19 Microarray, and the Extended MosaiQ IH Microarray, have received the CE mark. The Extended MosaiQ SDS Microarray, MosaiQ IH3, MosaiQ Allergy Microarray, MosaiQ Autoimmune Microarray, MosaiQ MDS Microarray and the corresponding MosaiQ instrument upgrades, will be subject to CE Marking. The European commercial launch of the MosaiQ Extended SDS microarray and the MosaiQ Autoimmune Microarray is expected to occur in calendar year 2023. We anticipate the US commercial launch of the MosaiQ Extended IH Microarray and the MosaiQ Allergy microarray to take place in calendar year 2024. The MosaiQ Instrument is classified as a Class II medical device by the FDA. The FDA has also indicated to us that the MosaiQ IH Microarray and the expanded MosaiQ SDS Microarray will be subject to biologics license applications, or BLAs.

In April 2019, we received CE Mark for the initial MosaiQ IH Microarray, and in February 2020, we received the CE Mark for the initial MosaiQ SDS Microarray. We commenced field trials for the expanded MosaiQ IH Microarray in Europe in the first quarter of calendar year 2020. These trials were initially suspended due to the COVID-19 pandemic in March 2020, but by the end of May 2020, quarantine and containment measures and restrictions had eased in all three trial locations allowing the work to recommence. However, subsequent governmental restrictions implemented towards the end of 2020 have impacted our ability to conduct these trials, as discussed below. We announced the initial results from these trials in November 2020. Based on our internal performance testing, we subsequently determined to enhance a limited number of the tests on the expanded MosaiQ IH Microarray. In addition, we are developing the MosaiQ IH3 Microarray for Ortho, and we expect to announce a commercial launch in calendar year 2023.

Furthermore, on April 27, 2020, we published the final performance data for the MosaiQ COVID-19 Microarray, achieving 100% sensitivity and 99.8% specificity, and on May 1, 2020, we announced the CE Mark for this Microarray. In addition, in May 2020, we submitted an application to the FDA for an Emergency Use Authorization (EUA) of the MosaiQ COVID-19 Microarray in the United States, and in September 2020, we announced the EUA had been issued by the FDA for this Microarray. We signed the first commercial contract for the sale of the MosaiQ COVID-19 Microarray in May 2020, and we subsequently entered into nine additional contracts with customers in Europe and the United States. In addition, we developed an enhanced, semi-quantitative MosaiQ

COVID-19 Microarray, which has been CE marked as of January 29, 2021. On December 22, 2021, the Company requested the FDA revoke our EUA for this Microarray which was accepted on January 11, 2022. Revocation was done in order for the Company to focus resources on the development of our other products.

In March 2022, we received the CE mark for the Extended IH Microarray and subsequently participated in our first European tender. We launched commercial activities wherein we targeted 20 European IH donor tender opportunities over the next 18 months. Nine international agreements are in place, and we are pursuing additional partnerships to build our global distribution network

In our conventional reagent business, we have FDA approvals to sell 81 reagent products in the United States and have 74 products with a CE Mark. Through this business, we intend to continue to strengthen the Quotient brand, expand our customer base, reinforce our relationship with the FDA and other key regulators and continue to service our key OEM and direct customers.

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

Patient blood will typically be subject to a basic antigen typing and an antibody screen. Less than 1% of patients that have not received a blood transfusion will screen positive for an antibody. The incidence of blood group antibodies, however, increases significantly to 3% to 8% in patients who have previously received a blood transfusion and women that have given birth to two or more children. When an antibody screen proves positive, a complex and time-consuming procedure will be performed by skilled technicians to identify all clinically significant blood group antibodies in the patient’s plasma. This largely manual process may take two to six hours to complete, although more complex cases can take one or more days to complete. Antibody identification represents a significant cost to hospitals, particularly those that treat large numbers of chronically transfused patients. Reagents used for antibody identification also have a short shelf life, typically being shipped on a 28-day cycle, making management of blood grouping reagent inventories more complex with increased waste.

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


Comprehensively characterize donor and patient blood; and

Screen donor blood for specific viruses using serological and molecular methods.

We intend to pursue a "razor/razor blade" business model for MosaiQ, placing MosaiQ Instruments and securing long-term agreements for the supply of MosaiQ IH Microarrays and/or MosaiQ SDS Microarrays and MosaiQ MDS Microarrays used by those instruments. We expect donor and patient laboratories to adopt MosaiQ because it is designed to offer a comprehensive characterization of clinically significant blood group antigens and antibodies, while also offering the opportunity for substantial cost savings and a range of operational efficiencies. We believe these customers would prefer to more fully characterize the blood of all donors and patients to facilitate better blood matching. While MosaiQ is designed to be a highly cost-effective solution for our customers, delivering substantial cost savings, we also expect to generate attractive, long-term profit margins on the sale of MosaiQ Microarrays.

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

The MosaiQ SDS Microarray has been designed to incorporate all tests required to meet current regulatory requirements for serological disease screening of donor blood and source plasma in the markets in which we intend to operate. Initially we will include tests to screen serologically for Syphilis and CMV, and subsequently in the expanded MosaiQ SDS microarray, we plan to include additional tests including HBV, HCV, HIV, and other infectious diseases. The MosaiQ SDS Microarray has additional capacity to incorporate further serological disease screening tests should it be necessary in the future.

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

We have developed a high-throughput, floor standing MosaiQ Instrument for use by both donor collection agencies and medium to large-sized hospitals. The MosaiQ solution has been designed to process up to 3,000 microarrays per day (assuming three eight-hour shifts), and the distinctive design of the MosaiQ microarray—comprised of up to 132 spots of microscopically printed biologic material— enables multimodal multiplexed results in a single step. The MosaiQ Instrument can complete the comprehensive characterization of donor or patient blood every 24 seconds once the instrument is fully loaded.

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


Antisera Products —These products contain antibodies used to identify blood group antigens. The majority of our antisera products are monoclonal antibodies manufactured from master cell lines we own;

Reagent Red Blood Cells —These products are composed of human red blood cells formulated to enable the identification of blood group antibodies. We source human red blood cells with the desired antigen profiles globally, primarily from donor collection organizations;

Whole Blood Controls —We are an industry leader in the development and manufacture of whole blood control products, with a significant relationship with Ortho and other major OEM customers. These products contain both human red blood cells and antisera specifically formulated for use as daily quality assurance tests on third-party blood grouping instrument platforms; and

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

Our Customers

In the United States, we currently offer directly to our customers a portfolio of 81 conventional reagent products focused on blood grouping. Conventional reagent products sold in the United States under the Quotient brand include antisera products, reagent red blood cells and other ancillary products. We currently serve over 1,000 hospitals, donor collection agencies and independent testing laboratory customers throughout the United States. Global direct sales, including sales to distributors, accounted for 33% of our product sales in the year ended March 31, 2022, and 35% of our product sales in the year ended March 31, 2021.

We sell the majority of our conventional reagent products to our OEM customers for use with their blood grouping instruments as specific tests or controls. Products sold to OEM customers range from bulk material incorporated into the customer’s own products to finished, vialled products sold under our customer’s label. We retain ownership of the intellectual property for these finished, vialled products and their associated regulatory licenses. OEM customers accounted for 67% of product sales in the year ended March 31, 2022 and 65% of product sales in the year ended March 31, 2021. We have long-standing relationships with three leading global transfusion diagnostics companies: Ortho, Bio-Rad and Grifols.

We have developed several conventional reagent products launched by Ortho over the past five years. As a result, Ortho accounted for 62% and 60% of our product sales in the years ended March 31, 2022 and 2021, respectively. We have recently developed a range of rare antisera products for use on Ortho’s instrument platforms. These products have now received CE Marking for sale in Europe and have been approved for sale in the United States by the FDA. We also sell a range of whole blood control products, red blood cell products and ancillary products to Ortho worldwide, many of which have been launched over the past five years.

MosaiQ Manufacturing and Supply

We have leased a facility in Eysins, Switzerland (near Geneva), which is the initial manufacturing site for MosaiQ Microarrays.

TTP plc (''TTP'')

We have entered into an exclusive, royalty-bearing, worldwide license with TTP to certain patented technologies and trade secrets to enable high volume manufacturing of MosaiQ Microarrays. The license is for uses that include antigen typing, antibody detection and serological disease screening of donated blood for infectious diseases (collectively, the initial purpose), as well as all human blood sample diagnostic testing on batch processing instruments (collectively, the additional purposes), with the exception of companion diagnostics, epigenetics and nucleic acid sequencing. Pursuant to this license agreement, we are paying TTP a $10.5 million license fee (the TTP License Fee), which is payable in installments through September 30, 2022. We have paid $7.0 million under this agreement to date, with the balance due in September 2022. If the TTP License Fee payments are not made by us when due, we will lose the license to the additional purposes, but not to the initial purpose. We will pay a low single digit royalty to TTP based on our net sales for 20 years or for so long as the licensed intellectual property is protected by patent in the country of sale. We began paying this royalty during the fiscal year ended March 31, 2021 in connection with the commercialization of the MosaiQ COVID-19 Microarray.

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

STRATEC SE (formerly STRATEC Biomedical AG) (''STRATEC'')

We have entered into a manufacturing agreement with STRATEC pursuant to which we are required to purchase a fixed minimum number of MosaiQ Instruments during the six years following completion of the development contract. We estimate our aggregate remaining obligation under this agreement to total $61 million using exchange rates on March 31, 2022. The agreement is terminable by either party for certain breaches by the other party or in the event of certain bankruptcy events involving the other party. If STRATEC terminates the manufacturing agreement, certain termination payments are payable by us depending upon the number of the instruments purchased at the time of termination, and we are also responsible for certain costs.

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

On May 17, 2022, the Company agreed to amend its Supply and Manufacturing Agreement and Development Agreement with Stratec SE ("Stratec"). The amendments principally govern how the instruments are ordered and paid for. The Company believes these amendments will help it better meet anticipated demand for the instruments.

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

Our goal is to educate our customers about the technical and economic benefits of switching from competing offerings to our products. Our customer service staff and technical experts are also involved in the practical training of customers, as well as answering customer questions. These teams are supported by various marketing activities, which include advertising, medical education, attendance at scientific meetings and other awareness-raising activities. As of March 31, 2022, we had 39 employees engaged worldwide in sales, marketing and customer service functions.

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

As of March 31, 2022, we had 178 employees engaged in research and development functions.

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

Competition

Over the past 20 years, the transfusion diagnostics market has experienced little change in relation to the current suppliers and technologies. Currently there are only a small number of vendors addressing this market, these vendors support one or more of 4 main categories: (i) those offering an automated platform solution for Immunohematology testing; (ii) those offering manual reagents for conventional Immunohematology testing; (iii) those offering raw materials for inclusion in products used on automated platform solutions and conventional manual reagent products; and (iv) those offering instruments for disease screening. A small number of donor collection agencies continue to manufacture a limited range of products, primarily for internal use.

In our view, barriers to entry for the transfusion diagnostics market include:


the need to manufacture a broad range of complex antisera products, with annual volume requirements ranging from hundreds of milliliters to hundreds of liters, depending upon individual blood group specificities;

the ability to reliably procure and formulate red blood cell donations with the appropriate antigen profiles to support the manufacture of red blood cells for antibody identification and whole blood control products;

rigorous global regulatory requirements; and

customers who can be reluctant to change product suppliers.

For Immunohematology, the principal market participants in the United States are Ortho, Beckman Coulter, Immucor and Grifols. The principal market participants in Europe are Immucor, Beckman Coulter, Bio-Rad, Ortho, Grifols and the principal market participants in Japan are Ortho and Immucor.

For Serological Disease Screening, the principal market participants in the United States are Abbott and Ortho. Outside the United States, Abbott, Ortho, Roche and Bio-Rad are the principal instrument providers for serological disease screening.

For Molecular Disease Screening, the principal market participants in the United States are Grifols and Roche. Outside the United States, Grifols and Roche are the principal instrument providers for molecular disease screening.

For products sold to OEM customers, the cost of switching vendors (raw material and/or finished costs) can be considerable, given regulatory scrutiny of the manufacturing process and the potential need to modify instrument platforms and software. For our OEM business, we consider Merck/Millipore and Diagast to be our primary competitors. We are also a customer of each of these two organizations. We believe the complexity and high cost of switching suppliers, together with our ownership of key products and associated regulatory licenses, reduces the risk of loss of our important OEM business. We believe the FDA-licensed status of our manufacturing facility also offers major benefits as our key OEM customers seek to either establish or defend their position in the United States market.

Intellectual Property

We have relied, and expect to continue to rely, on various exclusive and non-exclusive license agreements, granting rights to patent-protected technologies relating to the manufacture of MosaiQ Microarrays and instruments. We have entered into an exclusive license with TTP to patented technologies to enable high volume manufacture of MosaiQ Microarrays. In addition, STRATEC has agreed to grant us licenses to certain of its pre-existing technologies and has granted us licenses to technologies developed under our development agreement with it, for use in the sale of MosaiQ instruments, and in the development and manufacture of the MosaiQ instrument, which it will undertake on our behalf. See ''Business— MosaiQ Manufacturing and Supply—TTP plc'' and ''STRATEC S'' for additional information about these agreements. These licenses are material to the development and commercialization of MosaiQ.

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

In July 2020, we filed a patent application relating to the manufacture of microarrays and in particular the application of blocking compositions to substrates having immobilised antigens. In October 2020, we filed a patent application embracing an adaptable image analysis software for interrogating the reactions within a microarray assay.

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

The European Commission is the legislative body responsible for directives with which manufacturers selling medical products in the European Union and the European Economic Area, or EEA, must comply. The European Union includes most of the major countries in Europe, while other countries, such as Switzerland, are not part of the EEA and have voluntarily adopted laws and regulations that generally mirror those of the European Union with respect to medical devices. The European Union has adopted directives that address regulation of the design, manufacture, labeling, clinical studies and post-market vigilance for medical devices, including IVDs. Devices that comply with the requirements of a relevant directive, including the IVD Directive (Directive 98/79/ EC), will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be marketed throughout the European Union and EEA. On May 26, 2017, the European Union adopted a new regulatory framework, the In Vitro Diagnostic Regulation (IVDR 2017/746), or IVDR, which replaces the IVD Directive. Our products in the European Union will have to comply with the IVDR requirements beginning May 26, 2022, but on a sliding timeline that extends through May 26, 2027 depending on the individual activity or risk-based classification of a specific product as A, B C, or D. The transition deadlines were extended in response to the COVID pandemic and until the expiration of the transition period for each risk group the products can continue to meet the requirements of IVD Directive for commercialization in the European Union.

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

Information about our Executive Officers

Below is a list of the names, ages as of March 31, 2022 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Manuel O. Méndez	54	Chief Executive Officer
Ali Kiboro	47	Chief Financial Officer
Mohammad El Khoury	62	Chief Commercial Officer
Vittoria Bonasso	46	Head of Finance & Group Controller

Manuel O. Méndez, Chief Executive Officer

Manuel O. Méndez joined as the Company's Chief Executive Officer on April 1, 2021. He brings over 30 years of experience in the diagnostic and life science markets. From 2019 to 2021, Mr. Méndez served as the Senior Vice President and Chief Commercial Officer at Quest Diagnostics Incorporated (NYSE: DGX), a leading global provider of diagnostic information services, where he played a key role in accelerating growth and supporting efforts related to COVID-19. From 2014 to 2019, Mr. Méndez held various roles, including Senior Vice President, Global Commercial Operations, Chief Commercial Officer and member of the Executive Committee, at QIAGEN N.V., a worldwide provider of Sample to Insight solutions for molecular testing. Mr. Méndez has also held a variety of senior leadership roles with Abbott Laboratories, Thermo Fisher Scientific Inc., OraSure Technologies, Inc. and bioMerieux, Inc. Mr. Méndez received a Master of Business Administration degree from Northwestern University’s Kellogg School of Management and a Bachelor’s degree in biomedical engineering from Boston University.

Ali Kiboro, Chief Financial Officer

Ali Kiboro joined Quotient as the Company's Chief Financial Officer on November 1, 2021. He brings over 20 years of experience in global finance and has been a key driver of operational excellence in a career spanning healthcare and manufacturing. From 2009 to 2021, Mr. Kiboro was employed at Quest Diagnostics Incorporated (''Quest'') where he most recently served as Vice President, Finance supporting the Commercial organization. Over a 12-year career at Quest, Mr. Kiboro assumed finance positions of increasing responsibility supporting Quest’s strategy around Hospitals, Health Plans, Global Markets, Oncology and Anatomic Pathology, Professional Lab Services and Clinical Trials. From 1997 to 2009, Mr. Kiboro held a variety of roles with General Motors Corporation. Mr. Kiboro received a Masters of Business Administration in Finance from The Wharton School at the University of Pennsylvania and a Bachelors degree in Finance from Duquesne University.

Mohammad El Khoury, Chief Commercial Officer

Mohammad El Khoury joined Quotient as the Company’s Chief Commercial Officer on October 5, 2021. He brings 30 years of experience in driving commercial strategies for major diagnostic portfolios some of which included, infectious disease, transfusion, digital PCR, and COVID-19 testing solutions. Mr. El Khoury joined the Company from QIAGEN N.V., where he served as President, Head of Global Sales of Molecular Diagnostics leading a global team of over 600 people. He led the expansion strategies across different geographies. Prior to that, he served as Vice President, Commercial Performance at bioMérieux, leading a cross-functional international team. While there, he secured top-line profitability worldwide by driving regional go-to-market strategies and execution plans. Mr. El Khoury also brings international experience in leadership roles at Roche Diagnostics and GE Healthcare.

Vittoria Bonasso, Head of Finance and Group Controller

Vittoria Bonasso joined Quotient as the Company's Head of Finance & Group Controller on February 1, 2021 and took over as principal accounting officer on June 3, 2021. She brings over 20 years of experience in public accounting and strategic and financial leadership of healthcare and technology businesses. From 2017 to 2020, Ms. Bonasso served as the Director of Global Financial Controlling & Deputy Chief Financial Officer at EHL Group, a company focused on hospitality education. From 2015 to 2016, Ms. Bonasso served as the Director of Europe Group Controller at eBay Inc., where, among others, she oversaw controlling, accounting and financial reporting activities. From 2010 to 2015, Ms. Bonasso held various roles at Stryker Corporation, a medical technologies corporation, most recently as Director of Finance for Eastern Europe, Middle East & Africa (EEMEA) and Member of the Board of Directors and Leadership Team. From 1998 to 2010, Ms. Bonasso held various roles at PricewaterhouseCoopers, most recently as a Senior Manager specialized in managing large and complex audits of listed multinational corporations. Ms. Bonasso, a Canadian and Swiss citizen, holds a degree in Business Administration specialized in Finance and a post-graduate superior specialized diploma in Public Accounting, both from HEC Montreal. She is a member of the Chartered Professional Accountants (CPA) of Canada and is a Certified Chartered Accountant.

Human Capital Resources

As of March 31, 2022, we had 436 employees. Our workforce is located in Switzerland (42%), United Kingdom (53%), North America (3%), and other regions (2%). Approximately 44% of our employees are women. 12% of all employees have more than 10 years of service with us and 41% have over 5 years. We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary to deliver on our objectives.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees, as well as highly qualified management and technical personnel. Employee engagement is important to us and we focus on continuously enhancing our corporate culture. We have surveyed our employees around culture, engagement, work environment, communication and other topics and work to incorporate and respond to their feedback. We conducted a similar survey campaign in the fiscal year to better understand our employees’ thoughts and ideas to further improve our workplaces and will continue to do so annually.

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

Corporate Information

Quotient Limited is a limited liability no par value company incorporated under the laws of Jersey, Channel Islands. Our registered address is 28 Esplanade, St Helier, JE2 3QA, Jersey, Channel Islands. We were incorporated in Jersey, Channel Islands in 2012. Our principal executive offices are located at Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland, and our telephone number is 011-41-22-716-9800. Our website address is www.quotientbd.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2022, we had an accumulated deficit of $725.0 million. We expect our operating losses to continue for at least the next fiscal year as we continue our investment in the development and commercialization of MosaiQ. Because of the numerous risks and uncertainties associated with developing and commercializing MosaiQ and the other products we may develop, we are unable to predict the magnitude of any future operating losses or if or when we will become profitable. Our historic losses, combined with expected future losses, have had and will continue to have an adverse effect on our cash resources, shareholders’ deficit and working capital. Our ability to achieve or sustain profitability is based on numerous factors, many of which are beyond our control, including market acceptance of our products, future product development, and our market penetration and margins. Even if we achieve profitability, we may not be able to sustain it.

We may not be able to maintain our listing on the Nasdaq Global Market, which could have a material adverse effect on us and our shareholders.

The standards for continued listing of our ordinary shares on the Nasdaq Global Market include, among other things, that the minimum bid price for the ordinary shares not fall below $1.00 for a period in excess of thirty consecutive business days. On May 20, 2022, we received a letter from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2).

Nasdaq's notice has no immediate effect on the listing of our ordinary shares on the Nasdaq Global Market. Pursuant to applicable Nasdaq rules, we have been provided an initial compliance period of 180 calendar days, or until November 16, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of 10 consecutive business days during the initial compliance period.

We are monitoring the bid price of our ordinary shares and will consider options available to us, including the implementation of a reverse stock split, to maintain or regain, if required, compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). The de-listing of our ordinary shares from the Nasdaq Global Select Market could negatively impact us by (i) reducing the liquidity and market price of our ordinary shares; (ii) reducing the number of investors willing to hold or acquire our ordinary shares, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to access the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) triggering certain rights of the holders of our Convertible Notes (as defined below).

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to shareholders, restrict our operations or adversely affect our ability to operate our business.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from a combination of funding sources, including with available cash and investment balances, the sale of rights and other assets and the issuance of new equity or debt.

Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of MosaiQ, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control. Furthermore, the indentures governing the Secured Notes and our $105.0 million aggregate principal amount of 4.75% Convertible Notes due 2026 (the "Convertible Notes") contain limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing shareholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing shareholders.

We have invested a significant amount of money in two funds administered by Credit Suisse Asset Management which are at least partially subject to valuation uncertainty and potential losses, and there can be no assurance as to the timing or amount of future distributions from the funds.

On March 12, 2021, we announced that two funds managed by Credit Suisse Asset Management, or CSAM, in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $89.0 million.

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

Additionally, on April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the supply chain financing funds. Notably, Credit Suisse indicated that the investors in the funds should assume losses will be incurred. Additionally, on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022.

We evaluated the investments in the CSAM managed funds for impairment and determined that our investment in one of the funds was impaired. We recognized an impairment expense of $1.0 million during March 31, 2022 and $2.3 million during March of 2021 related to this fund. Based on information shared by Credit Suisse on April 4, 2022, we determined that a further impairment of $1.0 million was required related to litigation costs incurred by Credit Suisse would be deducted from investor recoveries.

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

The planned expansion of MosaiQ products will be subject to CE Marking in Europe. In the United States, the FDA has indicated that it will require MosaiQ to obtain approval of a biologics license application, or BLA, for the MosaiQ IH Microarrays and traditional 510(k) clearances for the instrument. The Extended MosaiQ SDS Microarray, comprising additional tests, will be subject to BLA approval. The process of complying with the requirements of the FDA and comparable agencies is generally costly, time consuming and burdensome, and regulatory authorization is never guaranteed, irrespective of time and financial expenditures. Furthermore, given the complexities of the regulatory pathway for MosaiQ, there may be delays in obtaining marketing authorization, or we may not be able to obtain marketing authorization at all. Moreover, the manufacturing process of the MosaiQ Microarrays is based on novel technologies and the FDA and regulatory agencies in other jurisdictions may have limited experience reviewing product candidates using these technologies, which may also result in delays in obtaining regulatory authorization for MosaiQ. In addition, global health crises, such as the current COVID-19 pandemic, may divert regulatory resources and attention away from the approval process for our products. Any such diversion could materially lengthen the regulatory process for MosaiQ, which would delay expected commercialization.

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
•
increases in raw material or component supply cost or an inability to obtain certain critical supplies needed to complete our manufacturing processes;
•
disruptions in the supply chain; and
•
international hostilities such as the war in Ukraine.

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

We do not have the ability to independently conduct the field trial studies or other studies that may be required to obtain FDA and other regulatory clearances or approvals for MosaiQ as well as our conventional reagent products. Accordingly, we expect to rely on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our third-party contractors may also be impacted by factors outside their or our control, such as delays associated with the COVID-19 pandemic. In particular, the restrictions implemented at the beginning of the pandemic directly impacted the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for MosaiQ or our other transfusion diagnostic products.

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

We have entered into, and intend to continue to seek to enter into, additional distribution or sales arrangements to commercialize MosaiQ in other markets. To the extent that we enter into other distribution or sales arrangements, our product revenue is likely to be lower than if we directly market or sell MosaiQ. In addition, any revenue we receive will depend in whole or in part upon the efforts of third parties, which may not be successful and will generally not be within our control. If we are not successful in commercializing MosaiQ through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We develop, manufacture and sell a range of our conventional reagent products to customers who are major OEMs. These products are sold in bulk, for inclusion in products manufactured by these OEM customers, or as finished, vialled products. Product sales to our three largest OEM customers accounted for 65% of our total product revenues and product sales to Ortho accounted for 62% of our total product revenues in the year ended March 31, 2022.

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

We may encounter unforeseen situations in the manufacturing of our conventional reagent products that could result in delays or shortfalls in our production. Our suppliers may also face similar delays or shortfalls, whether due to supply chain disruptions, the inability to hire and retain skilled labor or otherwise. In addition, our or our suppliers’ production processes may have to change to accommodate any significant future expansion of our manufacturing capacity, which may increase our or our suppliers’ manufacturing costs, delay production of our products, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. In addition, developing manufacturing procedures for new products would require developing specific production processes for those products. Developing such processes could be time consuming and any unexpected difficulty in doing so can delay the introduction of a product.

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

We face risks related to health pandemics, epidemics and outbreaks, including the current COVID-19 pandemic, and other macroeconomic circumstances, which could significantly disrupt our operations and could have a material adverse impact on us.

In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other "super bugs," have increased the risk of a pandemic. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries.

The impact and duration of COVID-19 or another pandemic, is having and could in the future have significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. Recurring outbreaks of variants of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, among other things, quarantines and restrictions on travel.

We believe that our ability to operate and our level of business activity has been, and will in all likelihood continue to be, impacted by effects of COVID-19 and could in the future be impacted by another pandemic and that such impacts could adversely affect the profitability of our business. In particular, the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption on a global scale, and particularly in geographies where we conduct a significant portion of our business, including the United States and Europe. For instance, the restrictions implemented at the beginning of the pandemic initially delayed our now complete clinical trials for our expanded MosaiQ IH Microarray in Europe and the commencement of clinical trials for our expanded MosaiQ IH Microarray in the United States. Government travel restrictions and lockdowns imposed in response to the outbreak of new variants of COVID-19 seriously affected and may seriously affect in the future, our operations in Europe and the United Kingdom as well as the on-going field trials for our expanded MosaiQ IH Microarray, with travel restrictions and lockdowns making it difficult for relevant teams to spend time on-site and resulting in trials repeatedly stopping and restarting. Furthermore, these restrictions and lockdowns impacted our research and development activities, slowed down the regulatory approval process and delayed the timing of customer tenders, and these conditions may arise again in the future.

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

Further, inflation, slowing economic growth, international hostilities and volatile financial and capital markets have adversely affected and could continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products in the United States, Europe and other territories, and may materially impact our results of operations and financial condition. The rapid development and fluidity of these circumstances preclude any prediction as to the ultimate adverse impact of them. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. Moreover, many risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic and these other circumstances.

Our debt and other financings contain restrictive covenants and other provisions that may limit our operating flexibility.

As of March 31, 2022, we had $132.9 million aggregate principal amount of the Secured Notes outstanding and $105.0 million aggregate principal amount of the Convertible Notes outstanding. The Secured Notes are secured by substantially all of our property and assets (subject to certain exclusions). The indenture governing the Secured Notes contains certain restrictive covenants that limit our ability to incur debt, issue preferred and/or disqualified stock, pay dividends, repurchase shares and make certain other restricted payments, prepay, repurchase or redeem subordinated debt, merge, amalgamate or consolidate with other companies, engage in certain transactions with affiliates and make investments other than those permitted by the indenture. The Convertible Notes also contain certain restrictive covenants that limit our ability to incur debt and liens on our assets and to amalgamate or consolidate with other companies. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the note holders or redeem all the Secured Notes and Convertible Notes that are then outstanding. There is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under the Secured Notes and the Convertible Notes. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repurchase, redeem or otherwise refinance the Secured Notes and the Convertible Notes.

In addition, upon the occurrence of certain change of control events and, subject to certain conditions, certain asset sales events, holders of the Secured Notes may require us to repurchase for cash all or part of their Secured Notes at a repurchase price equal to 101.0% or 100.0%, respectively, of the principal amount of the Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase. Furthermore, our outstanding 666,665 7% cumulative redeemable preference shares are subject to automatic redemption in the event of certain changes of control involving us. In connection with such redemption, we are required to first pay the amount of the accrued and unpaid preferential dividend on the preference shares and then redeem the preference shares at a redemption price of $22.50 per preference share. There is no guarantee that we will have sufficient funds legally available to repurchase the Secured Notes or redeem the preference shares under such circumstances. The Convertible Notes provide for certain adjustments in the conversion ratio upon the occurrence of certain fundamental changes that could cause us to have to issue significantly more ordinary shares upon conversion of the Convertible Notes.

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

We are also required to comply with the data privacy and security laws in several jurisdictions. For example, we are required to comply with the European Union (EU) General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. GDPR extends the geographical scope of European Union data protection law to non-E.U. entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals, and imposes enhanced penalties for non-compliance. The potential for fines and penalties in the event of a violation of GDPR may have a significant adverse impact on our business and operations. In addition, the State of California has also enacted a consumer privacy law which imposes similar data privacy and security requirements. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. We have made changes to, and continue to make enhancements of, our business practices to help attain compliance with these evolving and complex regulations. Any failure by us or our business partners to comply with U.S. federal or state or international privacy, data protection or security laws or regulations relating to the collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs.

We are highly dependent on our senior management team and other key employees, and our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success is dependent upon the efforts of our senior management and staff, including sales, technical and management personnel, many of whom have very specialized industry and technical expertise that is not easily replaced. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. We have entered into employment agreements with certain of our executive officers and senior managers but none of these agreements guarantees the service of the individual for a specified period. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is intense competition for medical technologists and in some markets there is a shortage of qualified personnel in our industry. If we are unable to continue to attract or retain highly qualified personnel, the development, growth and future success of our business could be adversely affected.

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

The impact of recent political and economic developments in the United States, the United Kingdom and Europe, including Brexit and the ongoing hostilities between Russia and Ukraine, are uncertain. These political and economic developments could result in changes to legislation or reformation of government policies, rules and regulations pertaining to the U.S. healthcare system, tax, trade and sanctions. Such changes could have a significant impact on our business by increasing the cost of doing business, affecting our ability to sell our products and negatively impacting our profitability. In addition, these developments, or continuing uncertainty surrounding these developments, could result in significant financial market volatility, and could also exacerbate, or result in, a slow-down of growth in global, U.S. and other economies, which could have a material adverse effect on our operating performance and the market price of our ordinary shares.

Although we cannot predict at this time the full impact that Brexit and the trade arrangements between the United Kingdom and the European Union may have on our business, operations and financial results, we do expect that Brexit will impact our regulatory approval plan for MosaiQ. The European Union is transitioning from the existing European Directive 98/79/EC on in vitro diagnostic medical devices, or the IVDD, to the In Vitro Diagnostic Device Regulation, or the IVDR, which will repeal and replace the IVDD. Unlike the IVDD, which must be implemented into the national laws of the Member States of the European Economic Area, or EEA, the IVDR will be directly applicable in all EEA Member States and is intended to eliminate current differences in the regulation of in vitro diagnostic medical devices among EEA Member States. However, due to Brexit, the United Kingdom will not be subject to the IVDR and has instead introduced its own regulatory framework. As a result, there is a new conformity marking solely for the United Kingdom and, as of January 1, 2021, any new products require a U.K. Conformity Assessed, or UKCA, mark, in addition to a CE mark. However, our existing products will be able to rely on CE marks previously obtained during a transition period that will last until June 30, 2023.

The Mutual Recognition Agreement currently in place between the European Union and Switzerland is based on the IVD Directive (98/79/EC) and confirms that the laws and regulations adopted in Switzerland mirror those of the European Union with respect to medical devices, allowing CE marking throughout the European Union and EEA. This agreement requires updates to reflect the new regulatory framework of the In Vitro Diagnostic Regulation (IVDR 2017/746), or IVDR, which replaces the IVD Directive. Without such an update, Swiss manufacturers will be required to perform additional actions to CE mark and market their products in the European Union. The IVDR came into effect on May 26, 2022 and while there have been continuing discussions between the parties on the update, there has been no final agreement. However, the Swiss government has modified the applicable Swiss regulations recognizing the CE mark for commercialization in Switzerland, there has been no equivalent action with regards to the European Union meaning that all CE marking requirements apply to Swiss Manufacturers wishing to distribute their products in the European Union.

If we, or any commercial partners we engage fail to comply with extensive foreign and domestic regulations, sales of our products in new and existing markets and the development and commercialization of any new product candidates, including MosaiQ, could be delayed or prevented.

Our reagents and other products are subject to regulation by governmental and private agencies in the United States and abroad, which, among other things, regulate the testing, manufacturing, packaging, labeling, distribution, promotion, marketing, import and export of medical supplies and devices. Certain international regulatory bodies also impose import and tax restrictions, tariff regulations, and duties on imported products. Delays in agency review can significantly delay new product introduction and may result in a product becoming ''outdated'' or losing its market opportunity before it can be introduced.

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

The extent to which the patent rights of life sciences companies effectively protect their products and technologies is often highly uncertain and involves complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the proper scope of allowable claims of patents held by such companies has emerged to date in the United States. Various courts, including the U.S. Supreme Court, have rendered decisions that impact the scope of patentability of certain inventions or discoveries relating to diagnostics tests or genomic diagnostics. These decisions generally stand for the proposition that inventions that recite laws of nature are not themselves patentable unless they have sufficient additional features that provide practical assurance that the processes are genuine inventive applications of those laws rather than patent drafting efforts designed to monopolize a law of nature itself. What constitutes a "sufficient" additional feature for this purpose is uncertain. While we do not generally rely on gene sequence patents, this evolving case law in the United States may adversely impact our ability to obtain new patents and may facilitate third-party challenges to our existing owned and exclusively licensed patents.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property rights. In particular, in September 2011, the U.S. Congress passed the Leahy-Smith America Invents Act, or the AIA, which became effective in March 2013. The AIA reforms U.S. patent law in part by changing the standard for patent approval for certain patents from a ''first to invent'' standard to a ''first to file'' standard and developing a post-grant review system. The AIA could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent applications in the United States and many foreign jurisdictions are not published until at least eighteen months after filing and it is possible for a patent application filed in the United States to be maintained in secrecy until a patent issues on the application. In addition, publications in the scientific literature often lag behind actual discoveries. We therefore cannot be certain that others have not filed patent applications that cover inventions that are the subject of pending applications that we own or exclusively license or that we or our licensors, as applicable, were the first to invent the technology (pre-AIA) or first to file (post-AIA). Our competitors may have filed, and may in the future file, patent applications covering technology that is similar to or the same as our technology. Any such patent application may have priority over patent applications that we own or exclusively license and, if a patent issues on such patent application, we could be required to obtain a license to such patent to carry on our business. If another party has filed a U.S. patent application covering an invention this is similar to, or the same as, an invention that we own or license, we or our licensors may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or PTO, or a court to determine priority of invention in the United States, for pre-AIA applications and patents. For post-AIA applications and patents, we or our licensors may have to participate in a derivation proceeding to resolve disputes relating to inventorship. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in our inability to obtain or retain any U.S. patent rights with respect to such invention.

Some of our competitors may be better able to sustain the costs of complex patent disputes and litigation than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any disputes or litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

In addition to pursuing patents on our technology, we seek to protect our intellectual property and proprietary technology by entering into intellectual property assignment and non-disclosure agreements with our employees, consultants and third party collaborators. See ''—We may be unable to adequately prevent disclosure of trade secrets and other proprietary information, or the misappropriation of the intellectual property we regard as our own''.

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

As is common in our industry, we employ individuals who were previously employed at other companies in our industry or in related industries, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Rule 12b-2 of the Exchange Act defines a ''smaller reporting company'' as an issuer that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

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

Moreover, we are a smaller reporting company by virtue of our having less than $100 million in annual revenues for the year ended March 31, 2022 and a public float of less than $700 million as of September 30, 2021 and, as a result, we are deemed to be a "non-accelerated filer" under applicable SEC rules. By virtue of this filer status, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, or the Sarbanes-Oxley Act.

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
•
any delisting of our shares from the Nasdaq Global Market and inability to immediately list on another recognized stock exchange;
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
•
overhang from potential issuances of ordinary shares on the conversion of Convertible Notes and the exercise of warrants and options, and
•
sales or perceived sales of additional ordinary shares.

In addition, the securities of life sciences companies have in recent years experienced significant volatility. As we operate in a single industry, we are especially vulnerable to industry volatility. In addition, more recently, stock markets in the United States and elsewhere have experienced significant price and volume fluctuations as a result of the COVID-19 pandemic, international hostilities in Ukraine and inflation and slowing economic growth. This volatility has had a significant impact on the market price of securities issued by many companies across many industries, including our ordinary shares. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities analysts do not continue to cover our ordinary shares or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our ordinary shares.

The trading market for our ordinary shares depends on the research and reports that securities analysts publish about our business and our company. We do not have any control over these analysts. There is no guarantee that securities analysts will continue to cover our ordinary shares. This is a particular concern if our shares are not listed on a recognized stock exchange. If securities analysts do not cover our ordinary shares, the lack of research coverage may adversely affect the market price of our ordinary shares. If our shares are the subject of an unfavorable report, our share price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline, irrespective of the underlying performance of our business.

Additional sales of our ordinary shares in the public market, and in particular sales by our directors, executive officers and principal shareholders, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline. We had outstanding 102,611,397 ordinary shares as of March 31, 2022, of which approximately 93,743,484 ordinary shares were sold or issued pursuant to effective registration statements or resold pursuant to Rule 144 under the Securities Act, or Rule 144, or are registered for public resale under an effective registration statement under the Securities Act and are freely transferable without restriction or additional registration under the Securities Act. A significant number of shares were restricted or control securities that are available, or will be available, for resale subject to volume and other restrictions as applicable under Rule 144. In addition, as of March 31, 2022, 2,019,545 ordinary shares were subject to outstanding warrants at a weighted average exercise price of $4.84 per share and 2,850,548 ordinary shares were subject to outstanding options at a weighted exercise price of $4.88 per share. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

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

As of March 31, 2022, there were outstanding warrants to purchase (i) 64,000 of our ordinary shares at an exercise price of $9.375 per share (ii) 111,525 of our ordinary shares at an exercise price of $16.14 per share and (iii) 1,844,020 of our ordinary shares at an exercise price of $4.00 per share. As of March 31, 2022, there were outstanding options to purchase 2,850,548 ordinary shares were subject to outstanding options at a weighted exercise price of $4.88 per share, and 64,330 ordinary shares were issuable as a consent payment in connection with 2021 amendments to our Senior Secured Notes. In addition in May and June 2021, we issued the Convertible Notes which are convertible by the holders thereof at an initial conversion rate of 176.3668 ordinary shares per $1,000.00 principal amount of Convertible Notes, which is equal to a conversion price of $5.67, subject to adjustment and 18,518,514 ordinary shares and we had 1.4 million ordinary shares reserved for future issuance under the Second Amended and Restated 2014 Plan.

In connection with the Secured Notes amendments, we have agreed to issue warrants exercisable for additional ordinary shares. These warrants, options and Convertible Notes are likely to be exercised if the market price of our ordinary shares equals or exceeds the applicable warrant’s or option’s exercise price or the Convertible Notes’ conversion price. See Note 13 for additional information.

The remaining availability of ordinary shares under the Second Amended and Restated 2014 Plan is limited, and we expect to seek shareholder approval for a substantial increase in the number of ordinary shares that we may use for equity incentive awards to our employees at our upcoming annual general meeting of shareholders. To the extent the warrants, options and Convertible Notes described above are exercised or converted into ordinary shares, and to the extent the other ordinary shares described above are issued or a substantial amount of new ordinary shares is issued in connection with equity incentive awards, the ownership of existing shareholders would be diluted.

In 2021, we identified a material weakness in our internal control over financial reporting. If we are unable to prevent future weaknesses in internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Based on our evaluation in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), management identified a material weakness in 2021 in the operation of our internal control related to the historical accounting of the Senior Secured Notes and royalty rights agreements originating in October 2016, August 2018, and June 2019. Specifically, management did not identify the correct accounting treatment at the time of entering these transactions, and accounted for these instruments on a combined basis instead of treating these as separate freestanding financial instruments. This material weakness resulted in a material misstatement in interest expense for the years ended March 31, 2021 and 2020. This material weakness resulted in the restatement of our previously filed consolidated financial statements included in the Company’s fiscal year 2021 Annual Report on Form 10-K, and its quarterly reports for each of the quarters during the year ended March 31, 2021 and the first quarter of Fiscal Year 2022 on Form 10-Q. We have remediated this material weakness.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud.

If we have future material weaknesses and are not able to remediate them, we may be unable maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result.

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

The United States has enacted rules, commonly referred to as ''FATCA,'' that generally impose a reporting and withholding regime with respect to certain U.S. source payments (including dividends and interest) and certain payments made by entities that are classified as financial institutions under FATCA ("foreign passthru payments"). The governments of Jersey, Channel Islands and the United States have entered into an agreement with respect to the implementation of FATCA. Under this agreement, we do not expect to be subject to withholding under FATCA on any payments we receive. Similarly, as currently drafted, we do not expect that withholding under FATCA will apply to payments on the ordinary shares. However, significant aspects of whether or how FATCA will apply to non-U.S. issuers like us remain unclear, and no assurance can be given that withholding under FATCA will not become relevant with respect to payments on the ordinary shares in the future. Even if FATCA were to become relevant to payments on the shares, it would not be applicable earlier than the second anniversary of the date on which final regulations defining the term "foreign passthru payments" are published in the U.S. Federal Register. Prospective investors should consult their own tax advisors regarding the potential impact of FATCA, including the agreement relating to FATCA between the governments of Jersey and the United States, to an investment in the ordinary shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters, including our principal manufacturing site for MosaiQ Microarrays are located in Eysins, Switzerland. Our UK corporate offices and other office facilities, a development laboratory facility and our manufacturing facility for conventional reagent products are located near Edinburgh, Scotland. Our U.S. corporate offices are located in Newtown, Pennsylvania. We also have smaller sales offices and warehouses located strategically throughout the world. The table below provides selected information regarding our existing facilities, all of which are leased. The leases expire at various times subject to certain renewal options at our option.

Facility/Use	Location
UK Corporate Offices/Development Laboratory and Conventional Reagents Manufacturing Facility	Edinburgh, Scotland
Manufacturing Operations—MosaiQ	Eysins, Switzerland
Corporate Headquarters and MosaiQ Sales Operation	Eysins, Switzerland
U.S. Corporate Offices	Newtown, PA, USA

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol ''QTNT''. On June 23, 2022, the last reported sale price of our ordinary shares on the Nasdaq was $0.40 per share.

Shareholders

On June 23, 2022, there were 16 shareholders of record of our ordinary shares. This number does not include shareholders for whom shares were held in a "nominee" or "street" name.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our stock-based compensation plans permit the netting of common stock upon vesting of restricted stock, restricted stock units, and performance share units in order to satisfy individual statutory tax withholding requirements. There were no other purchases of common stock by the Company.

Recent Sales of Unregistered Securities

None

Item 6. Selected Consolidated Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the related notes to those statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the discussion below contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in ''Risk Factors.''

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

We currently operate as one business segment with 436 employees in the United Kingdom, Switzerland and the United States as of March 31, 2022. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 45% and 35% of total revenue during the years ended March 31, 2022 and 2021, respectively.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of March 31, 2022, we had an accumulated deficit of $725.0 million. We expect our operating losses will continue for at least the next fiscal year as we continue our investment in the commercialization of MosaiQ. Our total revenue was $38.5 million for the year ended March 31, 2022 and $43.4 million for the year ended March 31, 2021. Our net loss was $125.1 million for the year ended March 31, 2022 and $111.0 million for the year ended March 31, 2021.

From our incorporation in 2012 to March 31, 2021, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433 million of gross proceeds from public offerings of our shares and issuances of ordinary shares upon exercise of warrants and $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes, or the "Secured Notes".

On May 26, 2021, we issued $95.0 million aggregate principal amount of the 4.75% Convertible Notes due 2026 (the "Convertible Notes") and on June 2, 2021, we issued an additional $10.0 million aggregate principal amount of the Convertible Notes.

As discussed further below under "—Liquidity and Capital Resources," we have approximately $18.1 million of cash invested in two funds that have suspended redemptions, and there can be no assurance as to the timing or amount of future distributions from these funds.

As of March 31, 2022, we had available cash, cash equivalents and investments of $83.2 million and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory Approval and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections ''Item 1. Business'' and ''Item 1A. Risk Factors''.

IH Extended and Patient Microarrays

•
Our extended IH microarray launched commercially in the European Union in the first half of 2022 and we currently expect that our MosaiQ patient IH microarray will commercially launch in the European Union before the end of calendar year 2023.
•
We currently expect commercial launch of the extended IH microarray and the patient IH microarray in the United States to occur in calendar year 2024.

SDS and MDS Micoarrays

•
We currently expect commercial launch of the extended MosaiQ SDS microarray in European Union to occur before the end of calendar year 2023 in the United States before the end of calendar year 2024.
•
We currently expect commercial launch of the MosaiQ MDS microarray in the European Union to occur before the end of calendar year 2025.

CDS Micoarrays

•
We currently expect commercial launch of the CDS autoimmune microarray in the European Union and the United States to occur before the end of calendar year 2023.
•
We currently expect commercial launch of the CDS allergy microarray to occur in the European Union before the end of calendar year 2024.

Revenue

We generate product sales revenue from the sale of conventional reagent products directly to hospitals, donor collection agencies and independent testing laboratories in the United States, the United Kingdom and to distributors in Europe and the rest of the world, and indirectly through sales to our OEM customers. We recognize revenues in the form of product sales when the goods are shipped. Products sold by standing purchase orders as a percentage of product sales revenue were 66% and 67% for the years ended March 31, 2022 and 2021 respectively. We also provide product development services to our OEM customers. We recognize revenue from these contractual relationships in the form of product development fees, which are included in Other revenues. In addition, during the year ended March 31, 2021, we began to generate sales revenue from the MosaiQ COVID-19 Microarray in Europe and the United States. For a description of our revenue recognition policies, see "—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition and Accounts Receivable."

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

Net interest expense consists primarily of interest charges on our Secured Notes and Convertible Notes, and the amortization of debt issuance and modification costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs and modification costs over the life of the note and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers or holders of the Secured Notes, as applicable. See Note 3 ''Debt'' and Note 8 ''Ordinary and Preference Shares – Preference shares'' to our consolidated financial statements included in this Annual Report for additional information.

Other income (expense), net consists of the change in fair value of our convertible debt derivative, warrant liabilities, and impact of exchange rate fluctuations. These include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our business are Pounds Sterling, Swiss Franc, Euros, and U.S. Dollars depending on the entity.

As discussed in more detail below, provision for income taxes in the year ended March 31, 2022 reflected the taxes payable on the taxable income of a subsidiary and movement in deferred tax positions.

Results of Operations

Comparison of Years ended March 31, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Year-ended March 31,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$38,283	99%	$35,787	82%	$2,496	7%
Other revenues	231	1%	7,592	18%	(7,361)	-97%
Total revenue	38,514	100%	43,379	100%	(4,865)	-11%
Cost of revenue	23,569	61%	20,074	46%	3,495	17%
Gross profit	14,944	39%	23,305	54%	(8,361)	-36%
Operating expenses:
Sales and marketing	11,023	29%	9,849	23%	1,174	12%
Research and development	58,691	152%	53,727	124%	4,964	9%
General and administrative	49,058	127%	42,426	98%	6,632	16%
Total operating expenses	118,771	308%	106,002	244%	12,769	12%
Operating (loss)	(103,827)	-270%	(82,697)	-191%	(21,130)	26%
Other income (expense):
Interest expense, net	(31,954)	-83%	(29,804)	-69%	(2,150)	7%
Other, net	11,612	30%	2,723	6%	8,889	326%
Total other expense, net	(20,342)	-53%	(27,081)	-62%	6,739	-25%
Loss before income taxes	(124,169)	-322%	(109,778)	-253%	(14,391)	13%
Provision for income taxes	(961)	—	(1,254)	—	293	-23%
Net loss	$(125,130)	-325%	$(111,032)	-256%	$(14,098)	13%

Revenue

Product sales revenue increased by 7% to $38.2 million for the year ended March 31, 2022, compared with $35.8 million for the year ended March 31, 2021 while other revenues decreased by 97%. These changes are further explained below. Products sold by standing purchase order were 66% of product sales for the year ended March 31, 2022, compared with 67% for the year ended March 31, 2021.

The below table sets forth revenue by product group:

	Year-ended March 31,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales - OEM customers	$25,653	67%	$23,224	54%	$2,429	10%
Product sales - direct customers and distributors	12,539	33%	11,287	26%	1,252	11%
Product sales - MosaiQ	91	0%	1,276	3%	(1,185)	-93%
Other revenues	231	1%	7,592	18%	(7,361)	-97%
Total revenue	$38,514	100%	$43,379	100%	$(4,865)	-11%

OEM Sales. Product sales to OEM customers increased 10% to $25.7 million for the year ended March 31, 2022, compared with $23.2 million for the year ended March 31, 2021. The increase was attributable to growth in incremental sales of conventional reagent products to existing customers.

Direct Sales to Customers and Distributors. Direct product sales increased 11% to $12.5 million for the year ended March 31, 2022 compared with $11.3 million for the year ended March 31, 2021. This mainly consisted of direct sales in the United States which increased to $11.3 million in the year ended March 31, 2022 compared with $10.2 million in the year ended March 31, 2021 as a result of growth in sales to existing customers and expansion of our customer base.

MosaiQ Product Sales. MosaiQ sales in the year ended March 31, 2022 and 2021 consisted of revenues from our MosaiQ COVID-19 Microarray.

Other Revenues. Other revenues for the year ended March 31, 2022 arose from a development project for an OEM customer. Other revenues for the year-ended March 31, 2021, arose from the recognition of an initial milestone payment of $7.5 million received from Ortho in respect of the development of the MosaiQ IH3 Microarray and a small development project for an OEM customer. See Note 1, "Summary of Significant Accounting Policies – Revenue Recognition" to our consolidated financial statements included in this Annual Report for additional information.

Cost of revenue and gross margin

Cost of revenue increased by 17% to $23.6 million for the year ended March 31, 2022, compared with $20.1 million for the year ended March 31, 2021. The increase was driven by a $2.7 million write-down of certain raw materials and work in process inventory associated with MosaiQ to net realizable value and a 7% increase in product sales.

Gross profit on total revenue in the year ended March 31, 2022 was $14.9 million, a decrease of 36% when compared with $23.3 million for the year ended March 31, 2021. The change was attributable to the $7.4 million decrease in other revenues (the associated cost of which was included in research and development expenses) in the year ended March 31, 2021 and the write-down of inventory of $2.7 million described above.

Gross profit on product sales, which excludes other revenues, was $14.7 million for the year ended March 31, 2022 compared with $15.7 million for the year ended March 31, 2021. This decrease was mainly attributable to the write-down of inventory explained above and offset partially by sales of higher margin products in the quarter. Gross margin on product sales, which excludes other revenues, was 38% for the year ended March 31, 2022 compared with 44% for the year ended March 31, 2021.

Sales and marketing expenses

Sales and marketing increased by 12% to $11.0 million for the year ended March 31, 2022, compared with $9.8 million for the year ended March 31, 2021. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and related travel costs. As a percentage of total revenue, sales and marketing expenses were 29% for the year ended March 31, 2022 compared to 23% for the year ended March 31, 2021.

Research and development expenses

Research and development expenses increased by 9% or $5.0 million to $58.7 million for the year ended March 31, 2022, compared with $53.7 million for the year ended March 31, 2021. Our research and development expenses included expenses of $1.5 million and $1.0 million in March 31, 2022 and March 31, 2021, respectively, related to the costs of our intellectual property license with TTP. Additionally, the increase in research and development costs is driven by higher material expenditures associated with the development of MosaiQ, salary and benefit costs, and the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland.

General and administrative expenses

General and administrative expenses increased 16% to $49.1 million for the year ended March 31, 2022, compared with $42.4 million for the year ended March 31, 2021. This increase in the year ended March 31, 2022, was due to costs related to the debt modification which occurred in October 2021, the impact of foreign exchange on costs incurred in the United Kingdom and Switzerland, increases in other advisory fees and offset by lower legal expenses related to our now settled dispute with Ortho. We recognized $7.0 million of stock compensation expense in the year ended March 31, 2022 compared with $5.0 million in the year ended March 31, 2021. Stock compensation expense is recognized over the expected vesting period of incentive awards. As a percentage of total revenue, general and administrative expenses was 127% and 98% for the year ended March 31, 2022 and March 31, 2021, respectively.

Other income (expense)

Net interest expense was $32.0 million for the year ended March 31, 2022, compared with $29.8 million for the year ended March 31, 2021. Interest expense in the year ended March 31, 2022 included $22.7 million of interest charges on our Secured Notes and royalty liabilities compared with $30.3 million in the year ended March 31, 2021. The reduced expense reflected changes in the royalty cost estimates and a payment of principal in April 2022. Interest expense for the year ended March 31, 2022 also included $8.5 million of interest charges related to the Convertible Notes which were issued during the year ended March 31, 2022. In each of the years ended March 31, 2022 and March 31, 2021, net interest expense also included $1.1 million of accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015.

In addition, in the year ended March 31, 2022 we recognized interest income of $0.3 million on our money market deposits as compared with $1.6 million in the year ended March 31, 2021.

Other, net was $11.6 million in income for the year-ended March 31, 2022 compared with $2.7 million in income for year-ended March 31, 2021. For the year ended March 31, 2022 this comprised a $19.5 million gain related to the change in fair value of derivatives liabilities and share liabilities and $6.9 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies compared to $5.0 million of foreign exchange gains for the year period ended March 31, 2021. We recorded a $1.0 million and $2.3 million impairment charge related to our money market funds with Credit Suisse for the year ended March 31, 2022 and 2021, respectively.

Provision for income taxes

Provision for income taxes in the year ended March 31, 2022 primarily reflects taxes payable on the taxable income of a subsidiary and the impact of a change in future tax rates on our deferred tax liabilities.

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

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $725.0 million. During the year ended March 31, 2022, we incurred a net loss of $125.1 million and used $119.1 million of cash for operating activities. During the year ended March 31, 2021, we incurred a net loss of $111.0 million and used $77.6 million of cash for operating activities. As described under results of operations, our use of cash during the years ended March 31, 2022 and March 31, 2021 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $89.0 million.

While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, we do not know if the funds will incur losses (net of insurance) on the credit assets held by the funds. We believe, and have advised Credit Suisse, that any such losses should be borne by Credit Suisse. On April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022.

During the first quarter of fiscal year 2022, we issued and sold $105.0 million aggregate principal amount of the Convertible Notes in a private offering to institutional investors. The Convertible Notes are guaranteed by our material subsidiaries. The Convertible Notes are unsecured, senior obligations and rank equally in right of payment with all of our existing and future unsecured, unsubordinated indebtedness. The Convertible Notes are convertible at the option of the holders at an initial conversion rate of 176.3668 ordinary shares per $1,000.00 principal amount of Convertible Notes, subject to adjustment. We have the right to redeem the Convertible Notes in certain circumstances. For further information about the Convertible Notes, please see our Current Report on Form 8-K filed with the SEC on May 27, 2021.

On June, 24, 2022, the Company announced the pricing of an underwritten public offering of 66,666,667 ordinary shares and ordinary share equivalents for aggregate gross proceeds of $20.0 million. The aggregate net proceeds to the Company from this offering are expected to be approximately $18.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 10,000,000 of its ordinary shares. Closing of the offering is subject to customary closing conditions.

As of March 31, 2022, we had available cash, cash equivalents and investments of $83.2 million and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

We expect to fund our operations in the near-term, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization from a combination of funding sources. These expected funding sources include the use of existing available cash and investment balances, the sale of rights and other assets, and the issuance of new equity or debt.

Cash requirements

The Company's cash requirements within the next twelve months include accounts payable, accrued compensation and benefits, accrued expenses and other liabilities, lease liabilities, and other purchase commitments. We expect the cash required for these obligations to primarily be generated through cash from operations, existing available cash, and through equity raising and debt financing which is disclosed within our subsequent events footnotes.

Our long-term cash requirements under our various contractual obligations and commitments include:

•
Debt obligations including royalties. See Note 3 "Debt" and to our consolidated financial statements included in this Annual Report for additional information., for further detail of our long term debt and timing of expected future payments. Interest coupon payments are typically paid semi-annually.
•
7% cumulative redeemable preference shares. See Note 8 "Ordinary and Preference Shares – Preference shares" for additional discussion regarding the timing of payments with our preference shares.
•
Operating and finance leases. See Note 13 "Lease Commitments" for detail of our obligations and the timing of expected future lease payments.
•
STRATEC Biomedical manufacturing agreement. We have entered into a manufacturing agreement with STRATEC in connection with the supply of MosaiQ instruments over a six year period. The total remaining purchase obligation under this agreement is $61 million using March 31, 2022 exchange rates with $9.7 million expected due over the next 12 months. Subsequent to year-end, our contract with STRATEC was amended. We now expect $14.1 million to be due over the next twelve months and the total purchase obligation to remain at $61 million.
•
Purchase and other obligations. These include $27.7 million of which $26.4 million is expected to be paid within the next twelve months. These amounts exclude liabilities already disclosed within our Consolidated Balance Sheet as of March 31, 2022.
•
Other Liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of March 31, 2022, including obligations associated with certain Swiss employee pension arrangements, unrecognized tax benefits and various long-term liabilities. There is uncertainty as to the timing of these payments.

Cash Flows for the Years Ended March 31, 2022 and 2021

Operating activities

Net cash used in operating activities was $119.0 million during the year ended March 31, 2022, which included net losses of $125.1 million and non-cash items of $9.5 million. Non-cash items were depreciation and amortization expense of $7.4 million, share-based compensation expense of $6.2 million, deferred lease rentals of $0.6 million, Swiss pension costs of $0.7 million, amortization of deferred debt issue costs and discounts of $11.0 million, accrued preference share dividends of $1.0 million and provision for income taxes of $1.0 million, impairment of investments of $1.0 million less change in fair value of derivative instruments of $19.4 million. We also experienced a net cash outflow of $3.4 million from changes in operating assets and liabilities during the period, consisting of a $.2 million increase in inventories, a $1.8 million increase in other assets, a $3.7 million decrease in accrued compensation and benefits and a $1.1 million increase in accounts receivable, offset by a $3.4 million increase in accounts payable and accrued liabilities.

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

Investing activities

Net cash from investing activities was $44.1 million in the year ended March 31, 2022, compared to $43.4 million in the year ended March 31, 2021. We divested $46.9 million net from our short-term investments in the year ended March 31, 2021, compared to investing $47.7 million net in our short term investments in the year ended March 31, 2021. Purchases of property and equipment in the year ended March 31, 2022 were $2.8 million and $4.3 million during the year end March 31, 2021 and were mainly related to payments for MosaiQ instruments and IT upgrades.

Financing activities

Net cash provided by financing activities was $87.6 million during the year ended March 31, 2022, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.7 million of repayments on finance leases.

Net cash provided by financing activities was $80.3 million during the year ended March 31, 2021, consisting of $80.7 million generated from the issuance of ordinary shares on September 15, 2020 and $0.2 million generated from the exercise of share options, offset by $0.6 million of repayments on finance leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect to incur net losses for at least the next fiscal year. As we move towards the commercial launch of MosaiQ in the donor testing market, we expect our operating expenses during the year ended March 31, 2023 to be similar to those of the year ended March 31, 2022, as we continue to invest in growing our customer base, expanding our marketing and distribution channels, completing field trials and regulatory filings, hiring additional employees and investing in other product development opportunities while development expenditure on MosaiQ reduces.

As of March 31, 2022, we had available cash, cash equivalents and investments of $83.2 million and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

On June, 24, 2022, the Company announced the pricing of an underwritten public offering of 66,666,667 ordinary shares and ordinary share equivalents for aggregate gross proceeds of $20.0 million. The aggregate net proceeds to the Company from this offering are expected to be approximately $18.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Our future capital requirements will depend on many factors, including:


our progress in developing and commercializing MosaiQ and the cost required to complete development, obtain regulatory approvals and complete our manufacturing scale up;

our ability to pursue successful alternatives for commercializing MosaiQ in the patient market;

our ability to manufacture and sell our conventional reagent products, including the costs and timing of further expansion of our sales and marketing efforts;

the impact of the COVID-19 pandemic on the global economy, our business and our development timeline for MosaiQ;

our ability to recoup the remaining approximately $21.4 million of funds invested in two funds that have suspended redemptions;

our ability to collect our accounts receivable;

our ability to generate cash from operations;

any acquisition of businesses or technologies that we may undertake; and

our ability to penetrate our existing market and new markets.

The Company has expenditure plans over the twelve months from the date these financial statements are issued that exceed its current and recently raised cash and investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and investment balances, the sale of rights and other assets, and the issuance of new equity or debt.

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

Inventories

We record inventories at the lower of cost (at standard costs, approximating average costs) or market (net realizable value), net of reserves. We record adjustments to inventory based upon historic usage, expected future demand and shelf life of the products held in inventory. We also calculate net realizable value based on projected future manufacturing costs. If production cost improvements are not achieved in future periods, reserves against inventory could increase. We also calculate our inventory value based on the standard cost of each product. This approach requires us to analyze variances arising in the production process to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.

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

We did not have any accrued interest or penalties associated with any unrecognized tax positions, and there were no such interest or penalties recognized during the year ended March 31, 2022.

Stock compensation expense

Stock compensation expense is measured at the grant date based on the fair value of the award and is recognized as an expense in the income statement over the vesting period of the award. The fair value of option awards at the grant date is calculated using the Black-Scholes model, which use a number of assumptions to determine the fair value. Details of the assumptions used are set out in the notes to the consolidated financial statements included in this Annual Report.

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

The discount rate reflects the rate we would have to pay to purchase high-quality investments that would provide cash sufficient to settle our current pension obligations. A 25-basis point decrease in the discount rate changes the projected benefit obligation by approximately $1.3 million for our plan.

Royalty Liability

The royalty rights agreements entered into in connection with the issuances of our Secured Notes and the amendment of the related indenture are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" to be treated as debt. The royalty rights agreements are individually amortized under the effective interest rate method. The Company recognizes interest expense over the estimated term of the royalty rights agreements. Estimating the future cash outflows under the royalty rights agreements requires us to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as we gain experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and the amortized cost based carrying value of the royalty liability associated with the royalty rights agreements.

Valuation and Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:


significant underperformance relative to expected historical or projected future operating results;

significant negative industry or economic trends; or

significant changes or developments in strategy or operations that negatively affect the utilization of our long-lived assets.

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

Valuation of short-term investments

On March 12, 2021, we announced that two funds managed by CSAM in which we had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with our investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, we have already received cash distributions of approximately $89.0 million.

While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, we do not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022.

As of March 31, 2021, we evaluated the investments in the CSAM managed funds for impairment and determined that our investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million of impairment expense during March 2021 related to this fund. Based on information shared by Credit Suisse in April 4, 2022, we determined that a further impairment of $1.0 million was required related to litigation costs incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

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

Convertible loan derivatives

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40"). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within convertible loan derivatives in the consolidated balance sheet. The convertible loan derivatives are measured at fair value and changes are recognized within other, net in the accompanying consolidated financial statements.

The fair value of the convertible loan derivatives have been determined by utilizing a single factor lattice model using market-based observable inputs. The value of these derivatives could vary materially based on changes in these inputs and any such changes could materially impact our reported results.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time, in exchange for consideration. We determine if the contract conveys the right to control the use of an identified asset for a period of time. We assess throughout the period of use whether we have both of the following: (1) the right to obtain substantially all of the economic benefits for use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. We also review the terms of the lease in accordance with Accounting Standards Update, or "ASU", 2016-02, "Leases" in order to determine whether the lease concerned is a finance or an operating lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less.

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

Recent Accounting Pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Item 8. Financial Statements and Supplementary Data

Index to financial statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quotient Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Limited (the Company) as of March 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses and negative cash flows from operations, its planned expenditures exceed available funding, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Volume and timing assumptions supporting the recoverability of MosaiQ assets

Description of matter

As explained in Note 1 to the consolidated financial statements, the Company is in the process of developing MosaiQ, a new technological platform for blood testing and disease screening. As at March 31, 2022, $19.6 million of property, plant & equipment and $13.8 million of inventory are capitalized in relation to MosaiQ, with the recoverability of these assets primarily dependent upon the forecasted volume and timing of future sales. The Company evaluates and determines the recoverability of these assets by comparing the carrying amount of the property, plant & equipment and inventory assets to the future undiscounted cash flows expected to be generated by these assets.

Auditing the forecasted volume and timing of future sales assumptions used in the recoverability assessment, involves a high degree of subjectivity due to the uncertainty regarding if and when regulatory approvals will be granted and the judgment required to assess the extent and timing of future customer adoption of the MosaiQ technology.

How we addressed the matter in our audit

Our audit procedures included, among others, evaluating the Company’s sales forecast and assessing the completeness and accuracy of the underlying data used. We inspected whether the sales forecast is consistent with long term plans approved by the board of directors, inspected the timeliness of regulatory submissions and obtained evidence of CE Mark receipt for the initial MosaiQ Immunohematology Microarray, which is required in advance of the associated forecast sales. We also enquired of management’s research and development department regarding their latest assessments on the regulatory approval process. We compared the forecasted volume and timing of future sales assumptions, used by management, by comparing them against available information, including third party market analysis obtained by the Company. We performed a sensitivity analysis over these assumptions to evaluate the changes in the future undiscounted cash flows that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Belfast, United Kingdom

June 28, 2022

QUOTIENT LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$65,059	$45,673
Short-term investments	2,626	65,999
Trade accounts receivable, net	6,272	5,323
Inventories	22,036	22,011
Prepaid expenses and other current assets	5,761	4,870
Total current assets	101,754	143,876
Restricted cash	8,744	9,024
Long-term investments	15,467	—
Property and equipment, net	33,242	39,071
Operating lease right-of-use assets	29,411	22,011
Intangible assets, net	520	619
Deferred income taxes	123	255
Other non-current assets	4,728	4,956
Total assets	$193,989	$219,812
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,524	$4,659
Accrued compensation and benefits	8,503	12,343
Accrued expenses and other current liabilities	15,729	14,009
Current portion of long-term debt	—	24,167
Current portion of operating lease liability	3,535	3,446
Current portion of finance lease obligation	537	835
Total current liabilities	32,828	59,459
Long-term debt, less current portion	233,313	145,059
Derivative liabilities	13,515	—
Operating lease liability, less current portion	28,753	20,907
Finance lease obligation, less current portion	388	445
Deferred income taxes	1,988	1,152
Defined benefit pension plan obligation	4,777	6,896
7% Cumulative redeemable preference shares	22,525	21,475
Total liabilities	338,087	255,393
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 102,611,397 and 101,264,412 issued and outstanding at March 31, 2022 and March 31, 2021 respectively	540,736	540,813
Additional paid in capital	46,399	38,116
Accumulated other comprehensive loss	(6,191)	(14,598)
Accumulated deficit	(725,042)	(599,912)
Total shareholders' equity (deficit)	(144,098)	(35,581)
Total liabilities and shareholders' equity (deficit)	$193,989	$219,812
The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Year ended March 31,
	2022	2021
Revenue:
Product sales	$38,283	$35,787
Other revenues	231	7,592
Total revenue	38,514	43,379
Cost of revenue	(23,569)	(20,074)
Gross profit	14,944	23,305
Operating expenses:
Sales and marketing	(11,023)	(9,849)
Research and development, net of government grants	(58,691)	(53,727)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(6,951)	(4,984)
Other general and administrative expenses	(42,107)	(37,442)
Total general and administrative expense	(49,058)	(42,426)
Total operating expense	(118,771)	(106,002)
Operating loss	(103,827)	(82,697)
Other income (expense):
Interest expense, net	(31,954)	(29,804)
Other, net	11,612	2,723
Other income (expense), net	(20,342)	(27,081)
Loss before income taxes	(124,169)	(109,778)
Provision for income taxes	(961)	(1,254)
Net loss	$(125,130)	$(111,032)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$(355)	$582
Unrealized loss on short-term investments	(186)	(898)
Foreign currency gain (loss)	6,007	(2,057)
Provision for pension benefit obligation	2,941	447
Other comprehensive income (loss), net	8,407	(1,926)
Comprehensive loss	$(116,723)	$(112,958)
Net loss available to ordinary shareholders - basic and diluted	$(125,130)	$(111,032)
Loss per share - basic and diluted	$(1.23)	$(1.21)
Weighted-average shares outstanding - basic and diluted	101,910,562	91,637,966

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2020	80,398,326	$459,931	$33,132	$(12,672)	$(488,880)	$(8,489)
Issue of shares, net of issue costs of $5,565	20,294,117	80,685	—	—	—	80,685
Issue of shares upon exercise of incentive share options and vesting of RSUs	571,969	197	—	—	—	197
Net loss	—	—	—	—	(111,032)	(111,032)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	582	—	582
Change in unrealized gain on short-term investments	—	—	—	(898)	—	(898)
Foreign currency gain (loss) on:						—
Long-term investment nature intra-entity balances	—	—	—	(27,251)	—	(27,251)
Retranslation of foreign entities	—	—	—	25,194	—	25,194
Provision for pension benefit obligation	—	—	—	447	—	447
Other comprehensive loss	—	—	—	(1,926)	—	(1,926)
Stock-based compensation	—	—	4,984	—	—	4,984
March 31, 2021	101,264,412	540,813	38,116	(14,598)	(599,912)	(35,581)
Issue of shares, net of issue costs $136	—	—	(136)	—	—	(136)
Issue of shares upon exercise of incentive share options and vesting of RSUs	478,543	(77)	—	—	—	(77)
Issue of Consent Shares associated with Senior Secured Note modification	868,442	—	2,263	—	—	2,263
Net loss	—	—	—	—	(125,130)	(125,130)
Change in the fair value of the effective portion of foreign currency cash flow hedges	—	—	—	(355)	—	(355)
Change in unrealized gain on short-term investments	—	—	—	(186)	—	(186)
Foreign currency gain (loss) on:
Long-term investment nature intra-entity balances	—	—	—	22,645	—	22,645
Retranslation of foreign entities	—	—	—	(16,638)	—	(16,638)
Provision for pension benefit obligation	—	—	—	2,941	—	2,941
Other comprehensive loss	—	—	—	8,407	—	8,407
Stock-based compensation	—	—	6,156	—	—	6,156
March 31, 2022	102,611,397	$540,736	$46,399	$(6,191)	$(725,042)	$(144,098)

The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in thousands of U.S. Dollars)

	Year ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(125,130)	$(111,032)
Adjustments to reconcile net loss to net cash provided by operating activities operating activities:
Depreciation, amortization and loss on disposal of fixed assets	7,417	8,354
Share-based compensation	6,156	4,984
Increase in deferred lease rentals	659	726
Swiss pension obligation	669	1,054
Amortization of deferred debt issue costs and discount	11,020	12,965
Impairment of investments	970	2,285
Change in fair value of derivative instruments	(19,395)	—
Accrued preference share dividends	1,050	1,050
Provision for income taxes	961	1,254
Net change in assets and liabilities:
Trade accounts receivable, net	(1,143)	568
Inventories	(165)	(475)
Accounts payable and accrued liabilities	3,418	(3,410)
Accrued compensation and benefits	(3,735)	4,549
Other assets	(1,796)	(454)
Net cash used in operating activities	(119,044)	(77,582)
INVESTING ACTIVITIES:
Increase in short-term investments	(4,500)	(87,247)
Realization of short-term investments	51,425	134,936
Purchase of property and equipment	(2,851)	(4,240)
Purchase of intangible assets	—	—
Net cash from investing activities	44,074	43,449
FINANCING ACTIVITIES:
Repayment of finance leases	(713)	(633)
Proceeds from issuance of long-term debt	104,222	—
Debt issuance costs	(3,732)	—
Repayment of long-term debt	(12,083)	—
(Cost of) proceeds from issuance of ordinary shares and warrants	(76)	80,881
Net cash generated from financing activities	87,618	80,248
Effect of exchange rate fluctuations on cash and cash equivalents	6,458	(4,358)
Change in cash and cash equivalents	19,106	41,757
Beginning cash and cash equivalents	54,697	12,940
Ending cash and cash equivalents	$73,803	$54,697
Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$19,008	$17,529
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$65,059	$45,673
Restricted cash	$8,744	$9,024
Total cash, cash equivalents and restricted cash	$73,803	$54,697

The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Business

The principal activity of Quotient Limited and its subsidiaries (the ''Group'' and or the ''Company'') is the development, manufacture and sale of products for the global transfusion diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $725.0 million at March 31, 2022. At March 31, 2022, the Company had available cash holdings and short and long-term investments of $83.2 million. On June 24, 2022, the Company announced the pricing of an underwritten public offering of 66,666,667 ordinary shares and ordinary share equivalents for aggregate gross proceeds of $20.0 million. The aggregate net proceeds to the Company from this offering are expected to be approximately $18.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 10,000,000 of its ordinary shares. Closing of the offering is subject to customary closing conditions. Additionally, on June 23, 2022, the Company announced proposed amendments to its Senior Secured notes which become effective after completion of the equity offering. See Note 14, "Subsequent Events,'' for additional details.

The Company has expenditure plans over the twelve months from the date these financial statements are issued that exceed its current and recently raised cash and investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and investment balances, the sale of rights and other assets, and the issuance of new equity or debt. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financings may not be advantageous to the Company and may result in dilution to its shareholders.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (''GAAP'') requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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


Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

See Note 4, ''Fair Value Measurements,'' for information and related disclosures regarding our fair value measurements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and 2021, all cash and cash equivalents comprised cash balances and highly liquid investments having an original maturity of three months or less held with the banks used by the Company and its subsidiaries. Restricted cash comprised $8.0 and $8.7 million at March 31, 2022 and March 31, 2021, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes (the ''Secured Notes'') and $0.7 million and $0.3 million respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Short-term Investments and Long Term Investments

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

As of March 31, 2022, the Company's only short-term and long term investments include funds held in the CSAM investments. See Note 4 for additional discussion of these funds.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Movements in the allowance for doubtful accounts are recorded as general and administrative expenses. The Company reviews its trade receivables to identify specific customers with known disputes or collectability issues. In addition, the Company maintains an allowance for all other receivables not included in the specific reserve by applying specific rates of projected uncollectible receivables to the various aging categories. In determining these percentages, the Company analyzes its historical collection experience, customer credit-worthiness, current economic trends and changes in customer payment terms. The allowance for doubtful accounts at March 31, 2022 and 2021 was $65 and $48, respectively.

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

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $89.0 million. Based on information provided by Credit Suisse, the Company expects to receive further cash distributions from the funds in the next several months; however, there can be no assurance as to the timing or amount of any such distributions. While Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default, the Company does not know if the funds will incur losses (net of insurance) on the credit assets held by the funds.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022.

As of March 31, 2021, we evaluated the investments in the CSAM managed funds for impairment and determined that our investment in one of the funds was impaired. The Company recognized an impairment expense of $2.3 million of impairment expense during March 2021 related to this fund. Based on information shared by Credit Suisse in April 4, 2022, we determined that a further impairment of $1.0 million was required related to litigation costs incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

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

The Company’s main financial institutions for banking operations held all of the Company’s cash and cash equivalents as of March 31, 2022 and March 31, 2021.

The Company’s accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. The Company performs credit evaluations of its customers’ financial condition. The Company provides reserves for potential credit losses but has not experienced significant losses to date. There was one customer whose accounts receivable balance represented 10% or more of total accounts receivable, net, as of March 31, 2022 and March 31, 2021. This customer represented 71% and 74% of the accounts receivable balances, as of March 31, 2022 and March 31, 2021, respectively.

The Company currently sells products through its direct sales force and through third-party distributors. There was one direct customer that accounted for 10% or more of total product sales for the fiscal years ended March 31, 2022 and 2021. This customer represented 62% and 60% of total product sales for the fiscal years March 31, 2022 and 2021, respectively.

Inventory

Inventory is stated at the lower of standard cost or market, net of reserves. Cost is determined at standard cost, approximating average cost. Allocation of fixed production overheads to conversion costs is based on normal capacity of production. Abnormal amounts of idle facility expense, freight, handling costs and spoilage are expensed as incurred and not included in overhead. Variances between standard cost and actual cost, arising in the production process, are analyzed to determine whether they reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory. Inventory reserves are recorded based upon historic usage, forecasted future selling prices, expected future demand, and shelf life of the products held in inventory. For raw materials and work in progress inventory, we also calculate inventory reserves based on projected future manufacturing costs of finished goods. No stock-based compensation cost was included in inventory as of March 31, 2022 and 2021.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related assets as follows:


Land—not depreciated.

Plant, machinery and equipment—4 to 25 years.

Leasehold improvements—the shorter of the lease term or the estimated useful life of the asset.

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the fiscal years ended March 31, 2022 and 2021, no impairment losses have been recorded.

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

Customer relationships—5 years

Brands associated with acquired cell lines—40 years

Product licenses—10 years

Other intangibles—7 years

The Company reviews its intangible assets for impairment and conducts the impairment review when events or circumstances indicate the carrying value of a long-lived asset may be impaired by estimating the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, an impairment value is calculated as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, significant changes in the Company’s use of acquired assets, the Company’s overall business strategy, or significant negative industry or economic trends. No impairment losses have been recorded in any of the years ended March 31, 2022 or 2021.

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

Revenue is also earned from the provision of development services to a small number of original equipment manufacturer ("OEM") customers. These development service contracts are reviewed individually to determine the nature of the performance obligations and the associated transaction prices. In recent years, product development revenues have been commensurate with achieving milestones specified in the respective development agreements relating to those products. These milestones may include the approval of new products by the European or U.S. regulatory authorities, which are not within the Company’s control. While there can be no assurance that this will continue to be the case, the milestones have been such that they effectively represent completion of the Company’s performance obligations under a particular part of a development program. Should the Company fail to achieve these milestones the Company would not be entitled under the terms of the development agreements to any compensation for the work undertaken to date. As a result, the milestone-related revenues have been recognized as the contractual milestones are achieved.

In January 2015, the Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited, entered into a supply and distribution agreement with Ortho-Clinical Diagnostics, Inc. ("Ortho") related to the commercialization and distribution of certain MosaiQ products (the "Prior Ortho Agreement"), which the Company terminated effective as of December 27, 2019. Under the terms of the Prior Ortho Agreement, the Company was entitled to receive milestone payments, totaling in aggregate $59.0 million, upon CE-mark and FDA approval, as well as upon the first commercial sale of the relevant MosaiQ products by Ortho within the European Union, United States and within any country outside of these two regions. In November 2019, Ortho initiated an arbitration proceeding as result of the Company's termination of the Prior Ortho Agreement. See Note 6, "Commitments and Contingencies—Ortho Arbitration and Settlement," for details.

On September 4, 2020, the Company and Ortho entered into a binding letter agreement (the "Letter Agreement") pursuant to which the Company and Ortho agreed:

•	to confirm the termination of the Prior Ortho Agreement and various related contracts;

•

to end the parties’ disputes regarding the Prior Ortho Agreement by executing mutual releases and terminating their pending arbitration proceeding related to the Prior Ortho Agreement (see Note 6); and

•

to negotiate in good faith, and use their respective reasonable best efforts to execute, a new distribution agreement (the "New Distribution Agreement") based on the terms set forth in the Letter Agreement, but if for any reason no such definitive agreement is reached, the Letter Agreement will govern the parties’ respective rights and obligations as a binding contract.

Pursuant to the Letter Agreement, Ortho made an initial, non-refundable milestone payment of $7.5 million to the Company on the date of the Letter Agreement.

In the Letter Agreement, the Company and Ortho have agreed that Ortho has the right to distribute, market and sell a dedicated MosaiQ microarray optimized for the patient transfusion diagnostics market (the "MosaiQ IH3 Microarray") in the European Territory (defined as the European Economic Area plus the United Kingdom and Switzerland) and in the United States, solely for use in testing the immuno-hematological profile of the blood of medical patients in the course of their care or treatment. Ortho’s rights in the two territories each are for one ten-year term commencing on the receipt of specified regulatory approvals in the respective territory. The Company retains the right to distribute, market and sell the immunohematology Microarrays for use in blood donor testing worldwide and in the patient testing market outside of the European Territory and the United States. Ortho’s rights in respect of the MosaiQ IH3 Microarray are exclusive provided it satisfies annual minimum purchase volume requirements in each territory. Ortho also has the non-exclusive right to sell and distribute MosaiQ instruments in the United States and the European Territory for use in testing the immuno-hematological profile of blood of medical patients in the course of their care or treatment. Ortho is required to purchase the MosaiQ IH3 Microarrays, and the instruments, controls and reagents required for their use, only from the Company at specified prices.

In addition to the initial $7.5 million milestone payment, Ortho is required to make up to another $60 million of additional milestone payments upon achievement of certain regulatory milestones and commercial sales benchmarks, including up to $25 million upon the achievement by Ortho of certain cumulative gross revenue hurdles.

The Company concluded that the initial $7.5 million milestone represents a payment in respect of development work undertaken to date in respect of the MosaiQ IH3 Microarray and accordingly has recognized the revenue in the year ended March 31, 2021.

The Company has also concluded that each of the remaining milestones under the Letter Agreement require significant levels of development work to be undertaken and there is no certainty at the start of the projects that the development work will be successful, these milestones are substantive and, accordingly, the revenue will be recognized when the milestones are achieved.

In the year ended March 31, 2022, revenue recognized from performance obligations related to prior periods was not material. At March 31, 2022 revenues expected to be recognized in future periods related to remaining performance obligations under the Ortho Letter Agreement were as described above. There were no other material revenues to be recognized in future periods related to remaining performance obligations at March 31, 2022.

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

Share Warrants

The Company accounts for warrants to purchase ordinary shares outstanding that are not indexed to its own stock as liabilities at fair value on the balance sheet. Liability-classified common stock warrants are initially measured at fair value with changes in fair value recorded in profit or loss in each reporting period. Warrants that meet all of the criteria for equity classification are recorded in additional paid-in capital as part of shareholders’ (deficit) equity and are not remeasured to fair value in subsequent reporting periods. As of March 31, 2022, the Company had one class of warrants to purchase ordinary shares outstanding which comprised warrants that were issued in December 2013 and August 2015 in connection with the establishment and subsequent increase of the Company’s then existing secured term loan facility which are classified as equity, and one class of warrants to purchase ordinary shares issued in October 2021 in connection with the modification of its Secured Notes which are classified as a warrant liability.

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

Derivative Financial Instruments

The Company minimizes its risks from foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive loss and subsequently recognized in earnings when the hedged items impact earnings.

Convertible Notes

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40"). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within convertible loan derivatives in the consolidated balance sheet. The convertible loan derivative is measured at fair value and changes are recognized within other, net in the accompanying consolidated financial statements.

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

On October 14, 2016, June 29, 2018 and May 15, 2019, the Company issued Secured Notes, and, on December 4, 2018, the Company amended the indenture governing the Secured Notes, which amendments became effective on December 18, 2018. In connection with these issuances and this amendment, the Company entered into royalty rights agreements with the subscribers and the consenting note holders, as applicable, which, as of March 31, 2022, provided for an aggregate amount of royalties payable thereunder of 3.4% of net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. All of these royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" ("ASC 470") to be treated as debt. These royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the Secured Notes and royalty rights agreements was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements at issuance and the principle on the Secured Notes is accounted for as a debt discount and amortized through interest expense over the life of the Secured Notes. The royalty rights agreements are individually amortized under the effective interest rate method. The Company recognizes interest expense over the estimated term of the royalty rights agreements.

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

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit and changes in facts or circumstances related to the tax position.

Pension Obligation

The Company maintains a pension plan covering employees in Switzerland pursuant to the requirements of Swiss pension law. Certain aspects of the plan require that it be accounted for as a defined benefit plan pursuant to ASC 715 Compensation – Retirement Benefits. The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its Consolidated Balance Sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within "Accumulated other comprehensive loss."

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are set out in Note 11. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the "Fair Value of Financial Instruments" section above.

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

Adoption of New Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The guidance simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. The new guidance also requires the if-converted method to be applied for all convertible instruments and requires additional disclosures. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on April 1, 2021 using the modified retrospective approach and it did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 2. Intangible Assets

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands associated with acquired cell lines	533	(194)	339
Product licenses	901	(720)	180
Total	$1,434	$(914)	$520

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$2,711	$(2,711)	$—
Brands associated with acquired cell lines	559	(190)	369
Product licenses	944	(694)	250
Other intangibles	176	(176)	—
Total	$4,390	$(3,771)	$619

Amortization expense was $70 and $73 in financial years 2022 and 2021, respectively. During the year ended March 31, 2022, the Company retired $2.9 million of intangible assets that had been fully amortized. Total future amortization expense for intangible assets that have definite lives, based up on the Company's existing intangible assets and their current estimated useful lives as of March 31, 2022, is estimated as follows:

2023	$70
2024	70
2025	70
2026	26
2027	13
Thereafter	271
Total	$520

Note 3. Debt

Total debt comprises:

	March 31, 2022	March 31, 2021
Secured Notes	$132,917	$145,000
Debt discount, net of amortization	(13,854)	(11,127)
Deferred debt costs, net of amortization	(2,678)	(4,261)
Carrying value Secured Notes	116,385	129,612

Royalty liability	40,076	39,614

Convertible Notes	105,000	—
Debt discount, net of amortization	(24,968)	—
Deferred debt costs, net of amortization	(3,180)	—
Carrying value Convertible Notes	76,852	—
Total Debt	$233,313	$169,226

The Company’s debt at March 31, 2022 comprises the Secured Notes, the royalty liability, and the Convertible Notes. The Company’s debt at March 31, 2021 comprised the Secured Notes and the royalty liability. As of March 31, 2021, the Company’s long term debt, included $24,167 of principal payments due within 1 year which is classified as current within the balance sheet.

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

On October 13, 2021, the Company received consents from all of the holders (the "Consenting Holders") of its Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016 (as subsequently amended, the "Indenture"), by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to certain amendments to the indenture governing the Secured Notes (the "Indenture Amendments") pursuant to the fourth supplemental indenture, dated as of October 13, 2021 (the "Fourth Supplemental Indenture").

The Indenture Amendments include an 18-month extension of the final maturity of the Secured Notes to October 15, 2025 and a revision of the Notes’ principal amortization schedule (which previously required semi-annual payments of principal beginning April 2021) to commence April 2023. The revised amortization schedule will defer approximately $60 million of principal payments previously required to be made between April 2021 and April 2023. The Indenture Amendments also change the redemption prices for Notes redeemed pursuant to the optional redemption provisions of the Indenture. The Secured Notes may be redeemed from and after October 14, 2021 at redemption prices beginning at 106% of par and declining over time to 100.0% for redemptions occurring from and after April 14, 2024.

The interest rate on the Secured Notes and the financial and other covenants in the Indenture remain unchanged.

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company agreed among other things to issue them (i) an aggregate of 932,772 of the Company’s ordinary shares, nil par value per share (the "Consent Shares") and (ii) 5-year warrants to purchase an aggregate of 1,844,020 of the Company’s ordinary shares for $4 per share (the "Consent Warrants"). The Company filed a registration statement with the SEC covering resales of the Consent Shares and the shares issuable on exercise of the Consent Warrants. The fair value of Consent Shares not yet issued are included in accrued expenses and other current liabilities and the fair value of Consent Warrants is included in derivative liabilities within our condensed consolidated balance sheet. Changes in fair value are recognized within other, net in the accompanying consolidated financial statements.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the "Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. At March 31, 2022, accrued interest of $1.9 million is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements.

At any time before the close of business on the second business day immediately before the maturity date, holders of the Convertible Notes can convert the Convertible Notes either in whole or in part into the Company’s ordinary shares at an initial conversion rate of 176.3668 ordinary shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustments.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40"). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within convertible loan derivatives in the consolidated balance sheet. The convertible loan derivative is measured at fair value and changes are recognized within other, net in the accompanying consolidated financial statements.

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Senior Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. For year ended March 31, 2022, the total interest expense was $8.5 million with coupon interest of $4.2 million and the amortization of debt discount and issuance costs of $4.3 million.

The principal repayment schedule for the Convertible Notes and Senior Secured notes is as follows

Due within one year	$—
Due between one and two years	30,200
Due between two and three years	48,400
Due between three and four years	54,317
Due between four and five years	105,000
After 5 years	—
$237,917

Royalty liability

In connection with the issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $76.8 million at March 31, 2022, and $106.5 million at March 31, 2021. The decrease in value of the future cash outflows under the royalty rights agreement as of March 31, 2022 is driven by a shift of expected revenues towards markets outside of Europe and the USA. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability.

Note 4. Fair Value Measurements

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,778	$—	$24,778
Total assets measured at fair value	$—	$24,778	$—	$24,778

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible loan derivatives(4)	—	11,858	—	11,858
Debt related Consent Warrants(5)	—	1,657	—	1,657
Debt related Consent Shares	77	—	—	77
Total liabilities measured at fair value	$77	$13,515	$—	$13,592

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$15,751	$—	$15,751
Short-term investments(2)	—	15,000	—	15,000
Foreign currency forward contracts(3)	—	355	—	355
Total assets measured at fair value	$—	$31,106	$—	$31,106

(1)
The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured employees held within the AXA LLP Foundation Suisse Romande collective investment fund.
(2)
The fair value of short-term investments has been determined based on the quoted value of the units held in the money market fund at the balance sheet date. The short-term investments as of March 31, 2021, relate to investments made in a Treasury Money Market Fund. See Note 1, "Summary of Significant Accounting Policies – Short-term Investments". Quotient sold these investments during the year-ended March 31, 2022.
(3)
The fair value of foreign currency forward contracts was determined by calculating the present value of future cash flows, estimated using market-based observable inputs including forward and spot exchange rates and interest rate curves obtained from third party market price quotations. The Company does not hold any of these contracts as of March 31, 2022.
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

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $89.0 million. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022.

For the year ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held short-term investments served as a trigger to evaluate the investments for impairment. Accordingly, we performed a qualitative assessment for impairment. As a result of this assessment, Quotient determined that an impairment was required. The Credit Suisse linked short-term investment asset with a carrying value of $110.3 million was written down to its estimated fair value of $108.0 million, resulting in an impairment of $2.3 million. Based on information shared by Credit Suisse in April 4, 2022, we determined that a further impairment of $1.0 million was required related to litigation costs incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries. Impairments associated with CSAM were included in Other, net within our consolidated statements of comprehensive loss. The carrying value of the investments at March 31, 2022 was $18.1 million of which $2.6 million has been classified within short-term investments and $15.5 million has been classified as long-term investments.

The Company views the liquidation of the supply chain finance funds as a fluid situation with a significant amount of valuation uncertainty. The Company will closely monitor the situation and in the event that new information is released that provides valuation clarity, it will evaluate the accounting implications accordingly. The Company believes, and has advised Credit Suisse, that any losses on the supply chain funds, including recovery costs, should be borne by Credit Suisse. The Company will pursue all available options to recoup the full amount of its investment in the supply chain funds prior to liquidation.

The total unrealized gains on the short-term investments were $270 and $734 in financial years 2022 and 2021 respectively. The amount of these unrealized gains reclassified to earnings were $186 and $1,632 in the financial years 2022 and 2021, respectively.

Note 5. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the periods presented:

	March 31, 2022	March 31, 2021
Raw materials	$10,228	$9,189
Work in progress	7,154	9,105
Finished goods	4,654	3,717
Total inventories	$22,036	$22,011

Inventory at March 31, 2022 included $6,761 of raw materials, $4,252 of work in progress and $2,758 of finished goods related to the MosaiQ project. Inventory at March 31, 2021 included $6,829 of raw materials, $4,321 of work in progress, and $1,465 of finished goods related to the MosaiQ project. During the year ended March 31, 2022 the Company recorded inventory write-downs of $2.7 million in respect of certain raw materials, work-in-progress, and finished goods related to the MosaiQ project following evaluation of the Company's current estimated manufacturing costs and the initial market price. Included in the $2.7 million is $308 of projected losses on firm purchase commitments recorded in other accrued expenses.

During the year ended March 31, 2021 the Company recorded inventory provisions of $2.0 million in respect of certain raw materials and work-in-progress items related to the MosaiQ project following evaluation of further development data and corresponding changes in manufacturing processes.

Property and equipment

The following table summarizes property and equipment by categories for the periods presented:

	March 31, 2022	March 31, 2021
Plant and equipment	$65,094	$62,940
Leasehold improvements	32,844	33,369
Total property and equipment	97,938	96,309
Less: accumulated depreciation	(64,696)	(57,238)
Total property and equipment, net	$33,242	$39,071

Depreciation expenses were $7.2 million, $8.8 million in financial years 2022 and 2021 respectively. At March 1, 2022, the Company reassessed the useful economic lives of equipment used in the production line at its facility in Eysins, Switzerland. Based on lower utilization rates than initially estimated, the remaining useful lives of the equipment was increased from 10 years to 15 years. The impact of these changes in remaining useful lives was to reduce the depreciation expenses for the year ended March 31, 2022 by $110.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	March 31, 2021
Accrued legal and professional fees	$1,254	$1,005
Accrued interest	9,235	8,009
Goods received not invoiced	1,304	1,722
Accrued capital expenditure	193	1,201
Other accrued expenses	3,743	2,072
Total accrued expenses and other current liabilities	$15,729	$14,009

Note 6. Commitments and Contingencies

Hedging arrangements

The Company’s subsidiary in the United Kingdom ("UK") previously entered into foreign currency forward contracts to mitigate the foreign exchange risk arising from the fluctuations in the value of U.S. dollar denominated transactions entered into by our UK subsidiary. These foreign currency forward contracts were designated as cash flow hedges and were carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive loss and subsequently recognized in revenue/expense in the same period the hedged items are recognized. The fair values of these contracts in place at March 31, 2022, were $0 and at March 31, 2021 amounted to assets of $355.

Ortho Arbitration and Settlement

The Company’s subsidiaries, Quotient Suisse and QBD (QS-IP) Limited were party to the Prior Ortho Agreement with Ortho related to the commercialization and distribution of certain MosaiQ products. See Note 1, "Summary of Significant Accounting Policies—Revenue Recognition," for information regarding the Prior Ortho Agreement. The Company and an affiliate of Ortho also entered into a subscription agreement pursuant to which the affiliate subscribed for newly issued ordinary shares of the Company and newly issued 7% cumulative redeemable preference shares, of no par value, of the Company for an aggregate subscription price of approximately $25 million.

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

Royalty Agreements

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

The following table represents revenue attributed to countries based on the location of the customer:

	Year ended March 31,
	2022	2021
Revenue:
United States	$21,078	$28,135
France	9,558	7,406
Japan	4,644	4,506
Other foreign countries (1)	3,234	3,332
	$38,514	$43,379

(1)
No individual country represented more than 10% of the respective totals.

The table below lists the Company’s property and equipment, net of accumulated depreciation, by country. With the exception of property and equipment, the Company does not identify or allocate its assets by geographic area:

	March 31, 2022	March 31, 2021
Long-lived assets:
United Kingdom	$14,055	$16,890
Switzerland	19,187	22,181
	$33,242	$39,071

Other income (expense), net includes foreign exchange gains and losses arising on the settlement of transactions in currencies other than the functional currencies of the entity concerned and from retranslation of assets and liabilities denominated in foreign currencies at period end rates. In the year ended March 31, 2022, there was a loss of $6.9 million. In the year ended March 31, 2021, there was a gain of $5.0 million.
Note 8. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares consist of the following:

	Shares Issued and Outstanding
	March 31, 2022	March 31, 2021	Par value
Ordinary shares	102,611,397	101,264,412	$—
Total	102,611,397	101,264,412	$—

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
7% Cumulative Redeemable Preference shares	666,665	666,665	$33.79	$32.21
Total	666,665	666,665

The 7% Cumulative Redeemable Preference shares were issued to Ortho-Clinical Diagnostics Finco S.Á.R.L., an affiliate of Ortho on January 29, 2015 at a subscription price of $22.50 per share. These preference shares are redeemable at the request of the shareholder on the "Redemption Trigger Date" which is currently the date of the ninth anniversary of the date of issue of the preference shares, but the Company may further extend the redemption date in one year increments up to the tenth anniversary of the date of issue. Because the 7% Cumulative Redeemable Preference shares are redeemable at the option of the shareholders, they are shown as a liability in the Consolidated Balance Sheet.

Note 9. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units ("RSUs"), issued under its share incentive plans and in respect of deferred shares issued to employees. Share-based compensation expense amounted to $6,951 in the year ended March 31, 2022 and $4,984 in the year ended March 31, 2021.

Option Plans

The 2012 Option Plan (the "Option Plan") was designed in order to grant options on ordinary shares in the capital of the Company to certain of its directors and employees. The purpose of the Option Plan is to provide employees with an opportunity to participate directly in the growth of the value of the Company by receiving options for shares.

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

Under the 2014 Plan, 1,500,000 ordinary shares were initially reserved for issuance. This number is subject to adjustment in the event of a recapitalization, share split, share consolidation, reclassification, share dividend or other change in the Company’s capital structure and automatically increases annually on April 1 of each year. A resolution passed at the Annual Shareholder meeting held on October 29, 2020 amended this annual automatic increase to 0.75% of the number of ordinary shares issued and outstanding on the immediately preceding March 31, or such lesser number of shares as determined by the Board or the remuneration committee. The number of shares reserved for issuance under the plan was also increased by 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 28, 2016, by 550,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 31, 2018 and by a further 750,000 as a result of a resolution passed at the Annual Shareholder meeting held on October 29, 2020. The plan provides for the issuance of share options, restricted shares, RSUs (including multi-year performance based restricted share units or "MRSUs") or share appreciation rights ("SARs"). The Company has only issued options, RSUs and MRSUs under the plan prior to March 31, 2022. To the extent that an award terminates, or expires for any reason, then any shares subject to the award may be used again for new grants. However, shares which are (i) not issued or delivered as a result of the net settlement of outstanding SARs or options; (ii) used to pay the exercise price related to outstanding options; (iii) used to pay withholding taxes related to outstanding options or SARs; or (iv) repurchased on the open market with the proceeds from an option exercise, will not be available for grant under the 2014 Plan. As of March 31, 2022, there were 1.4 million shares available for future grants under the 2014 Plan.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2021	1,810,785	$7.69	68
Granted	1,907,605	3.22	120
Exercised	(4,837)	1.44	—
Forfeited	(863,005)	7.13	—
Outstanding — March 31, 2022	2,850,548	$4.88	90
Exercisable — March 31, 2022	1,128,881	$7.46	57

The following table summarizes the options granted in the year ended March 31, 2022 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2021 (1)	857,015	$3.68	$3.68	$2.41
June 10, 2021	133,386	4.37	4.37	2.85
August 1, 2021	118,734	3.41	3.41	2.21
August 3, 2021	4,556	3.38	3.38	2.20
September 1, 2021	36,813	3.07	3.07	2.01
October, 4, 2021	147,134	2.72	2.72	1.79
October 5, 2021	235,477	2.91	2.91	1.91
October 31, 2021	144,240	2.53	2.53	1.66
November 19, 2021	123,267	2.08	2.08	1.37
February 1, 2022	106,983	1.62	1.62	1.54
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

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black-Scholes options pricing model. The total fair value of option awards in the years ended March 31, 2022 and March 31, 2021 amounted to $6,150 and $889, respectively.

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

Risk-Free Interest Rate. The risk-free interest rate is based on the grant date yield of the 10 year U.S. Treasury bond

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

A summary of the weighted-average assumptions applicable to the share options is as follows:

	Year-ended March 31,
	2022	2021
Risk-free interest rate	1.61%	0.77%
Expected lives (years)	6	6
Volatility	74.40%	73.70%
Dividend yield	—	—
Grant date fair value (per share)	$3.22	$5.38
Number granted	1,907,605	258,026

RSU Activity

A summary of the RSUs in issue at March 31, 2022 is as follows:

	Number of RSUs Outstanding	Weighted Average Remaining Vesting Period (Months)	Period in which the target must be achieved
RSUs subject to time based vesting	2,267,648	13	N/A
RSUs subject to milestone and performance based vesting	1,249,910	N/A	N/A

At March 31, 2022, 2,267,648 RSUs were subject to time based vesting and the weighted average remaining vesting period was 13 months. In addition, 24,549 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 1,225,361 RSUs were subject to vesting based on the achievement of financial objectives in the year 2024. During the year-ended March 31, 2022, 181,159 of the outstanding RSUs were cancelled and cash settled in connection with an amendment to the employment agreement between Mr. Méndez and the Company. The Company recognized $820 in stock compensation related to the cash settlement of Mr. Méndez's RSU and stock options described above.

The fair value of the Company’s ordinary shares was $1.20 per share on March 31, 2022.

As of March 31, 2022, total compensation cost related to share options and RSUs granted but not yet recognized was $10.0 million net of estimated forfeitures. This cost will be amortized to expense over a weighted average remaining period of 25 months and will be adjusted for subsequent changes in estimated forfeitures.

Note 10. Income Taxes

The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the years reported. The deferred income tax (provision) or benefit reflects the net change in deferred income tax assets and liabilities during the year. The components of the provision for income taxes for the years ended March 31 are as follows:

	Year ended March 31,
	2022	2021
Income tax (provision) benefit:
Current - Federal	100	(126)
Deferred - Federal	(1,061)	(1,128)
	(961)	(1,254)

The statutory standard corporate income tax rate of the Company in Jersey is 0%.

In connection with the sale and leaseback transaction of the Company’s conventional reagents manufacturing facility, near Edinburgh, Scotland (the "Alan Robb Campus ("ARC") facility") that was completed in March 2018, the Company has agreed to transfer tax allowances related to certain other property, plant and equipment to the purchaser of the facility. An election to effect the transfer of these allowances to the purchaser has been made, but due to uncertainty regarding whether the election will be effective, the tax effect of the transfer of the allowances had not previously been recorded in the financial statements. The Company determined that during the year ended March 31, 2021 it is more likely than not that this election will be effective and accordingly a net deferred tax expense of $1,200 and an equivalent deferred tax liability have been recorded, including associated adjustments to valuation allowances.

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Year ended March 31,
	2022	2021
Income tax expense at statutory rate	$—	$—
Impact of tax uncertainties	$—	(1,200)
Tax rate change	$(335)	—
Foreign tax rate differential	5,214	2,362
(Increase) decrease in valuation allowance against deferred tax assets	(5,840)	(2,416)
Provision for income tax	$(961)	$(1,254)

Significant components of deferred tax assets are as follows:

	March 31, 2022	March 31, 2021
Provisions and reserves	$716	$1,022
Operating lease liability	4,640	4,100
Research and development	20	672
Net operating loss carry forwards	28,421	22,628
Gross deferred tax assets	$33,797	$28,422
Fixed asset basis difference	$(2,252)	$(2,289)
Operating lease right-of-use assets	$(4,640)	$(4,100)
Gross deferred tax liabilities	$(6,892)	$(6,389)
Net deferred tax asset	$26,905	$22,033
Valuation allowance	(28,770)	(22,930)
Net deferred taxes	$(1,865)	$(897)

The balance sheet classification of net deferred tax assets is as follows:

	March 31, 2022	March 31, 2021
Net noncurrent deferred tax assets	$123	$255
Net noncurrent deferred tax liabilities	$(1,988)	$(1,152)
Total	$(1,865)	$(897)

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

As of March 31, 2022, the Company has net operating loss carry forwards of approximately $363 million which will be available to offset future taxable income. If not used, losses with a tax effect of approximately $28.4 million will expire between 2023 and 2029 and the remaining losses of approximately $0.2 would expire over the next 20 years.

During the fiscal year the United Kingdom government substantively enacted an increase to the rate of corporate income tax to 25%, effective from April 1, 2023. The change in income tax resulted in increase in deferred tax expense of $335 in the fiscal year ended March 31, 2022.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	Year ended
	March 31, 2022	March 31, 2021

Balance at beginning of period	$1,216	$1,216
Increases related to current year tax positions	—	—
Increases related to prior years tax positions	—	—
Balance at end of period	$1,216	$1,216

As of March 31, 2022 and 2021, the Company has an unrecognized benefit of $1,216 and $1,216, respectively, that if recognized would be recorded as a component of tax expense. The Company’s unrecognized tax benefits include exposures related to positions taken on all jurisdictions’ income tax returns. The Company has interest expense carryforward from March 31, 2017 that potentially would be disqualified as interest expense in the amount of $613. Additionally, the Company has reassessed its transfer pricing policies in certain jurisdictions from 2015 to 2017, the impact of which is $603. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

The Company files separate company income tax returns in its domestic and foreign jurisdictions. All necessary income tax filings in all jurisdictions have been completed for all years up to and including March 31, 2021 and there are no ongoing tax examinations in any jurisdiction.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During the fiscal years ended March 31, 2022 and March 31, 2021, the Company had no amounts accrued for interest and penalties. The Company does not currently anticipate that the total amount of unrecognized tax benefits will result in material changes to its financial position within the next 12 months.

No tax charge arose on any element of other comprehensive loss.

Note 11. Pension Plans

The Company operates a defined contribution pension scheme. The assets of the scheme are held separately from those of the Company in an independently administered fund. The pension cost charge represents the contribution payable by the Company to the fund during the year. Defined contribution pension costs during the years ended March 31, 2022 and March 31, 2021 amounted to $833 and $581 respectively.

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

These circumstances require that the Swiss employee pension arrangements be treated as a defined benefit plan under ASC 715 Compensation – Retirement Benefits. Accordingly, an actuarial valuation of the pension obligation has been performed. At March 31, 2022 and 2021, the accumulated pension obligation amounted to $29,555 and $22,648, respectively, as compared with plan assets of $24,778 and $15,751, respectively. Therefore, the net funded status was an obligation of $4,777 and $6,897, as of March 31, 2022 and March 31, 2021 respectively, which were recorded as liabilities on the consolidated balance sheets.

The following provides a reconciliation of the benefit obligations, the plan assets and the funded status.

	Year ended
	March 31, 2022	March 31, 2021
Pension benefit obligation, beginning of year	$22,648	$18,789
Service cost	2,498	2,272
Contributions paid by plan participants	11,124	2,704
Interest cost	96	126
Benefits paid	(4,822)	(2,207)
Prior service cost	—	—
Actuarial loss / (gain)	(2,443)	648
Foreign currency translation	454	316
Pension benefit obligation, end of year	$29,555	$22,648

The actuarial gain on the projected benefit obligation as at March 31, 2022 resulted from changes in the assumptions compared to those adopted at March 31, 2021. The actuarial gain was primarily due to an increase in the discount rate assumptions in the year. The gain was partially offset by service costs and liability experience attributed to the membership movements during the financial year.

	Year ended
	March 31, 2022	March 31, 2021
Fair value of plan assets, beginning of year	$15,751	$12,436
Actual return on plan assets	805	1,293
Contributions paid by employer	1,624	1,333
Contributions paid by plan participants	11,124	2,704
Benefits paid	(4,822)	(2,207)
Foreign currency translation	296	192
Fair value of plan assets, end of year	$24,778	$15,751

Contributions paid by plan participants include $10,056, and $1,768 of payments into the scheme from new employees joining in the years ended March 31, 2022 and March 31, 2021, respectively.

	Year ended
	March 31, 2022	March 31, 2021
Pension benefit obligation, end of year	$29,555	$22,648
Fair value of plan assets, end of year	24,778	15,751
Net funding obligation, end of year	$4,777	$6,897

The assumptions used to determine the pension benefit obligation at the end of each financial year are:

	Year ended
	March 31, 2022	March 31, 2021
Price inflation	1.00%	1.00%
Discount rate	1.30%	0.35%
Interest rate on retirement savings capital	1.30%	0.60%
Expected return on plan assets	1.75%	1.75%
Average rate of salary increase	1.00%	1.00%

Each employee participating in the plan has an individual portfolio that is managed by AXA under a collective arrangement. Plan assets comprise the surrender value of the portfolio of active insured scheme participants. The expected return on plan assets was determined after consideration of current and historical levels of return and discussions with AXA. The discount rate is based on bond yields at March 31, 2022 and March 31, 2021 of high quality corporate bonds taking into account the duration of the liabilities.

The net pension costs for the year are based on the assumptions adopted at the start of each financial year and comprise:

	Year ended
	March 31, 2022	March 31, 2021
Employer service cost	$2,498	$2,272
Interest cost	96	126
Expected return on plan assets	(352)	(243)
Amortization of prior service credit	58	58
Amortization of net loss	—	—
Net pension cost	$2,300	$2,213

The provision for pension benefit obligation recognized in other comprehensive income comprises:

	Year ended
	March 31, 2022	March 31, 2021
Net actuarial (gain) / loss	$(2,883)	$(389)
Amortization of prior service credit	(58)	(58)
Amortization of net loss	—	—
	$(2,941)	$(447)

The cumulative amounts recognized in other comprehensive income were $95 and $3,035 at March 31, 2022 and March 31, 2021 respectively. This represented a net gain of $452 and net loss of $2,431 at March 31, 2022 and March 31, 2021 respectively and a prior service cost of $547 at March 31, 2022 and $605 at March 31, 2021.

The following benefit payments are expected to be paid in the following periods:

2023	$1,382
2024	$1,428
2025	$1,451
2026	$1,534
2027	$1,511
2028 to 2031	$12,500

Expected annual employer contributions to the plan in the year ending March 31, 2023 amount to $1,948.

Note 12. Net Loss Per Share

In accordance with Accounting Standards Codification Topic 260 "Earnings Per Share", basic earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings available to ordinary shareholders per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus potential ordinary shares considered outstanding during the period, as long as the inclusion of such shares is not anti-dilutive. Potential ordinary shares consist of the incremental ordinary shares issuable upon the exercise of share options (using the treasury shares method), the warrants to acquire ordinary shares, the ordinary shares issuable upon vesting of the RSUs, and the ordinary shares issuable on conversion of Convertible Notes.

The following table sets forth the computation of basic loss per ordinary share. Diluted earnings per share figures are not applicable due to losses.

	Year ended
	March 31,
	2022	2021
Numerator:
Net loss available to ordinary shareholders - basic and diluted	$(125,130)	$(111,032)
Denominator:
Weighted-average shares outstanding - basic and diluted	101,910,562	91,637,966
Loss per share - basic and diluted	$(1.23)	$(1.21)

The following sets out the numbers of the options, RSUs and warrants to purchase ordinary shares excluded from the above computation of earnings per share for the years ended March 31, 2022 and March 31, 2021, as their inclusion would have been anti-dilutive.

	March 31, 2022	March 31, 2021
Ordinary shares issuable on conversion of Convertible Notes at $5.67 per share	18,518,514	-
Restricted share units awarded	3,517,558	902,409
Ordinary shares issuable on exercise of options to purchase ordinary shares	2,850,548	1,810,785
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of Consent Warrants at $4.00 per share	1,844,020	-
Consent Shares not yet issued	64,330	-
Total	26,970,495	2,888,719

Note 13. Lease Commitments

The Company has operating lease commitments for real estate and certain equipment in the United States, the United Kingdom, the Republic of Ireland and Switzerland. There are no sublease agreements in place. The Company has finance lease commitments for equipment in the United Kingdom and Switzerland.

The Company leases an 87,200 square foot conventional reagents manufacturing facility, the ARC facility, with integrated offices and laboratories, in Edinburgh, Scotland. This lease commenced in March 2018, following completion of a sale and leaseback transaction, and expires in September 2052. Rent is recognized in the consolidated statement of comprehensive loss on a straight-line basis over the lease term. Additionally, the lease required the Company to provide a rent deposit of £3.6 million, which amounted to $4.7 million at March 31, 2022 and $5.0 million at March 31, 2021, and is included within other non-current assets in the consolidated balance sheets. In March 2015, the Company signed a five-year lease agreement for its MosaiQ manufacturing facility and corporate headquarters in Eysins, Switzerland. This lease was extended for a further five-year period to March 14, 2025 and allows for the option to extend this lease through March 14, 2030. Our calculation of the right of use asset assumes the extension in March 14, 2025 is reasonably certain to be exercised. In March 2022, the Company signed an eight-year lease in Eysins, Switzerland next to our manufacturing facility for its corporate headquarters. The Company also leases office space for commercial and development activities under a one-year lease agreement in Newtown, PA.

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

In calculating the present value of future lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term at the date of adoption. Incremental borrowing rates are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company has elected to account for each lease component and its associated non-lease component as a single lease component and has allocated all the contract consideration across the lease component only. As of March 31, 2022, an operating lease right-of-use asset of $29,411 and an operating lease liability of $32,288 (including a current portion of $3,535) were reflected on the consolidated balance sheet. As of March 31, 2021, an operating lease right-of-use asset of $22,011 and an operating lease liability of $24,354 (including a current portion of $3,446) were reflected on the consolidated balance sheet. As of March 31, 2022, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $908. An associated finance lease liability of $925 (including a current portion of $537) was reflected on the consolidated balance sheet. As of March 31, 2021, the Company had entered into finance leases for the purchase of plant and equipment that had net book values of $1,384. An associated finance lease liability of $1,280 (including a current portion of $835) was reflected on the consolidated balance sheet.

The elements of lease expense were as follows:

	Year ended March 31,
	2022	2021
Operating lease cost	$4,705	$4,414
Finance lease cost
Amortization of right-of-use asset	826	998
Interest on lease liabilities	147	129
Short-term lease cost	94	62
Total lease cost	$5,772	$5,603

Other information related to leases was as follows:

	Year ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating leases - operating cash flows	$4,311	$3,793
Finance leases - financing cash flows	$713	$633
Finance leases - operating cash flows	$147	$129
Non-cash leases activity
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,969	$332
Right-of-use assets obtained in exchange for new finance lease liabilities	$594	$130
Weighted average remaining lease terms (in years)
Operating leases	25.8	29.5
Finance leases	3.5	1.6
Weighted average discount rate
Operating leases	10.6%	10.9%
Finance leases	6.4%	9.1%

Future lease payments required under non-cancellable operating leases in effect as of March 31, 2022 were as follows:

March 31, 2022
2023	$3,932
2024	4,362
2025	4,409
2026	4,466
2027	4,524
Thereafter	73,702
Total lease payments	$95,395
Less : imputed interest	(63,107)
Total operating lease liabilities	$32,288

Future lease payments required under finance leases in effect as of March 31, 2022 were as follows:

March 31, 2022
2023	$618
2024	337
2025	59
2026	23
2027	—
Thereafter	1,037
Total lease payments	1,037
Less : imputed interest	(112)
Total finance lease liabilities	$925

Note 14. Subsequent Events

On June, 24, 2022, the Company announced the pricing of an underwritten public offering of 66,666,667 ordinary shares and ordinary share equivalents for aggregate gross proceeds of $20.0 million. The aggregate net proceeds to the Company from this offering are expected to be approximately $18.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 10,000,000 of its ordinary shares. Closing of the offering is subject to customary closing conditions.

On June 23, 2022, we and the beneficial owners of our $132.9 million aggregate principal amount of Secured Notes due 2025 agreed to amend the indenture governing the Secured Notes to:

•
change the amortization payment schedule of the Secured Notes from requiring semi-annual payments ranging from $12.1 million to $24.2 million beginning in April 2023, to requiring quarterly payments of $2.5 million beginning on July 15, 2024 and ending on July 15, 2025, with the remaining principal balance due on October 15, 2025, which will reduce expected amortization payments by $93.0 million over the next 36 months prior to the payment of the remaining principal balance at maturity;
•
change the interest payment dates from semi-annual payment dates on each April 15 and October 15 to quarterly payment dates on each January 15, April 15, July 15 and October 15;
•
eliminate the requirement that we maintain a cash reserve account for the benefit of holders of the Secured Notes, and add a covenant that we maintain a minimum liquidity of at least $8.0 million, comprised of cash and certain other eligible investments, as of the end of each fiscal quarter; and
•
provide that 40% of the net cash proceeds from a sale of all or a material portion of our Alba business, subject to certain exceptions, will be applied to repay Senior Secured Notes and the remaining 60% may be used by us to fund operating expenses, capital expenditures and other investments permitted by the indenture.

We have also agreed that the holders of the Secured Notes will be entitled to appoint an observer to our board of directors. In addition, the debt incurrence covenant in the indenture governing our Convertible Notes will be amended to reduce our ability to incur indebtedness under certain baskets by the amount of any repayment of the Secured Notes as described above.

In consideration of the consent by the holders of the Secured Notes to these amendments, we will issue to the holders warrants exercisable for 5% of the aggregate number of our ordinary shares that are issued and outstanding immediately after the completion of the offering or offerings described in the first paragraph of this Note 15. The exercise price for the warrants will be the greater of (x) $0.75 per share or (y) a price equal to the 150% of the gross price per share at which ordinary shares are sold in the applicable offering or offerings. We have agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the ordinary shares issuable upon exercise of the warrants. We have also agreed to pay the reasonable out of pocket expenses of the holders of the Secured Notes in connection with the amendments. The effectiveness of these amendments is conditioned on the closing of the offering described in the first paragraph of this Note 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

Item 9A. Controls and procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework (2013). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management regularly monitors our internal control over financial reporting, and actions are taken to correct any deficiencies as they are identified. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement, which will be filed not later than July 29, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.
Financial Statements

Our consolidated financial statements, together with the independent registered public accounting firm’s report thereon, are set forth on pages 60 through 93 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8, "Financial Statements and Supplementary Data," filed herewith, for a list of financial statements.

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

4.17	Form of Global Note representing the 4.75% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 27, 2021 and incorporated herein by reference)

4.18	Registration Rights Agreement, dated May 26, 2021, between the Company and the Purchasers (filed as Exhibit 4.3 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

4.19	Description of Share Capital (filed as Exhibit 4.19 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

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

10.3	Form of Indemnification Agreement (Filed as Exhibit 10.16 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.4	2012 Option Plan (Filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-194390) on March 7, 2014 and incorporated herein by reference)

10.5

Quotient Limited 2014 Stock Incentive Plan (as adopted on March 31, 2014 and amended and restated on October 28, 2016 and further amended and restated on October 31, 2018) (incorporated by reference to Exhibit A to Amendment No. 1 to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 31, 2018)

10.6†

TTP Intellectual Property Rights Agreement, dated March 4, 2014, between The Technology Partnership plc and QBD (QS-IP) Limited. (Filed as Exhibit 10.20 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-194390) on April 3, 2014 and incorporated herein by reference)

10.7†

STRATEC Supply and Manufacturing Agreement, dated April 1, 2014, between STRATEC Biomedical AG and QBD (QS-IP) Limited. (Filed as Exhibit 10.22 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-194390) on April 7, 2014 and incorporated herein by reference)

10.8

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

10.10	Form of Option Award Agreement (Filed as Exhibit 10.26 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-194390) on April 14, 2014 and incorporated herein by reference)

10.11

Form of Letter of Appointment for a Non-Executive Director (Filed as Exhibit 10.27 to Amendment No. 5 to our Registration Statement on Form S-1 (File No. 333-194390) on April 15, 2014 and incorporated herein by reference)

10.12†

Distribution and Supply Agreement, dated January 29, 2015, between QBD (QS IP) Limited, Quotient Suisse SA and Ortho-Clinical Diagnostics, Inc. (Filed as Exhibit 10.34 to our Annual Report on Form 10-K on June 1, 2015 and incorporated herein by reference)

10.13†

First Amendment to TTP Intellectual Property Rights Agreement, dated March 28, 2016, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.38 to our Annual Report on Form 10-K on May 31, 2016 and incorporated herein by reference)

10.14	Form of Purchase Agreement, dated as of October 14, 2016 (filed as Exhibit 10.1 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.15	Form of Royalty Rights Agreement, dated as of October 14, 2016 (filed as Exhibit 10.2 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.16

Collateral Agreement, dated as of October 14, 2016, among the Company the Subsidiary Parties from time to time party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 10.3 to our report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)

10.17

Lease Agreement, dated July 14, 2017, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.1 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.18

Minute of Variation of Lease, dated March 23, 2018, by and between Quotient Biocampus Limited and Alba Bioscience Limited (filed as Exhibit 10.2 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.19

Guarantee Agreement, dated March 23, 2018, by Quotient Limited and Quotient Suisse SA in favor of Roslin Assets Limited (filed as Exhibit 10.3 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.20

Disposition Agreement, dated March 23, 2018, by Quotient Biocampus Limited in favor of Roslin Assets Limited (filed as Exhibit 10.4 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.21

Rent Deposit Agreement, dated March 23, 2018, by and between Alba Bioscience Limited and Roslin Assets Limited (filed as Exhibit 10.5 to our report on Form 8-K filed on March 26, 2018 and incorporated herein by reference)

10.22

Principal Offer, dated February 20, 2018, by Quotient Biocampus Limited and Roslin Assets Limited (filed as Exhibit 10.45 to our Annual Report on form 10-K filed on May 30, 2018 and incorporated herein by reference)

10.23	Form of Royalty Right Agreement dated as of June 29, 2018 (filed as Exhibit 10.1 to our Form 8-K filed on June 29, 2018 and incorporated herein by reference)

10.24	Form of Amendment to Royalty Right Agreement, dated as of June 29, 2018 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 7, 2018)

10.25

Supply Agreement between Alba Bioscience Limited and Ortho-Clinical Diagnostics, Inc. entered into on December 17, 2018 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 2, 2019 and incorporated herein by reference)

10.26	Form of Royalty Right Agreements, dated as of December 18, 2018 (filed as Exhibit 10.1 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.27	Form of Purchase Agreement, dated as of January 15, 2019 (filed as Exhibit 10.1 to our report on Form 8-K filed on January 16, 2019 and incorporated herein by reference)

10.28#

Second Amendment to TTP Intellectual Property Rights Agreement, dated as of April 24, 2017, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 99.2 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.29#

First Amendment to STRATEC Supply and Manufacturing Agreement, dated as of December 19, 2016, between STRATEC Biomedical AG and QBD (QS IP) Limited (filed as exhibit 99.3 to our Form 8-K filed on December 5, 2018 and incorporated herein by reference)

10.30	Form of Amendment No. 1 to the Purchase Agreement, dated as of April 30, 2019 (filed as Exhibit 10.1 to our report on Form 8-K filed on May 1, 2019 and incorporated herein by reference)

10.31	Form of Royalty Right Agreement, dated as of May 15, 2019 (filed as Exhibit 10.1 to our report on Form 8- K filed on May 16, 2019 and incorporated herein by reference)

10.32

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

10.33

Agreement, dated December 20, 2019, among Ortho-Clinical Diagnostics, Inc., Quotient Suisse SA and QBD (QS-IP) Limited (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 27, 2019 and incorporated herein by reference)

10.34	Form of Termination of Letter of Appointment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on November 6, 2020 and incorporated herein by reference)

10.35†

Third Amendment to TTP Intellectual Property Rights Agreement, dated September 24, 2020, between The Technology Partnership plc and QBD (QS-IP) Limited (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 6, 2020 and incorporated herein by reference)

10.36	Form of Share Option Award Agreement (filed as Exhibit 4.2 to our registration statement on Form S-8 filed on November 6, 2020 and incorporated herein by reference)

10.37

Employment Agreement, dated December 18, 2020, between Quotient Suisse SA and Vittoria Bonasso (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on February 4, 2021 and incorporated herein by reference)

10.38

Change of Control Agreement, dated February 1, 2021, between the Company and Vittoria Bonasso (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q on February 4, 2021 and incorporated herein by reference)

10.39†

Letter Agreement, dated September 4, 2020, between Quotient Limited and Ortho-Clinical Diagnostics, Inc. (filed as Exhibit 10.1 to report on Form 8-K on September 8, 2020 and incorporated herein by reference)

10.40

Offer dated September 4, 2019 to vary the missives between Quotient Biocampus Limited and Roslin Assets Limited in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2019 and incorporated herein by reference)

10.41

Acceptance dated September 4, 2019 of offer to vary the missives between Quotient Biocampus Limited and Roslin Assets Limited in respect of the purchase by Roslin from Quotient of the heritable property known as Site 3, Bio Campus, Roslin, Midlothian (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2019 and incorporated herein by reference)

10.42†

Second Amendment to STRATEC Supply and Manufacturing Agreement, dated November 4, 2019, between STRATEC SE and QBD (QSIP) Limited (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on February 4, 2020 and incorporated herein by reference)

10.43†*	Third Amendment to STRATEC Supply and Manufacturing Agreement dated May 17, 2022, between STRATEC SE and QBD (QSIP) Limited

10.44

Employment Agreement, dated February 23, 2021, between the Company and Manuel Méndez (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 1, 2021 and incorporated herein by reference)

10.45	Form of Performance-Based Restricted Share Unit Award Agreement (filed as Exhibit 4.2 to our registration statement on Form S-8 filed on March 30, 2021 and incorporated herein by reference)

10.46

Change of Control Agreement, dated April 1, 2021, between the Company and Manuel Méndez (filed as Exhibit 10.67 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.47	Form of Change of Control Agreement (Switzerland) (filed as Exhibit 10.68 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.48	Form of Change of Control Agreement (United States) (filed as Exhibit 10.69 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.49	Form of Change of Control Agreement (England) (filed as Exhibit 10.70 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.50	Form of Change of Control Agreement (Scotland) (filed as Exhibit 10.71 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.51	Form of Change of Control Agreement (Ireland) (filed as Exhibit 10.72 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

10.52

Purchase Agreement, dated May 23, 2021, among the Company, the subsidiary guarantors party thereto and the Purchasers (filed as Exhibit 10.1 to our Current Report on Form 8-K on May 27, 2021 and incorporated herein by reference)

10.53

Employment Agreement, dated February 23, 2021 (amended June 7, 2021), between the Company and Manuel O. Méndez (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 5, 2021 and incorporated herein by reference)

10.54

Amendment to Employment Agreement, dated as of October 5, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.2 to our Current Report on Form 8-K on October 6, 2021 and incorporated herein by reference)

10.55

Amendment to Employment Agreement, dated as of October 15, 2021, by and between Quotient Limited and Manuel O. Méndez (Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 19, 2021 and incorporated herein by reference)

10.56

Employment Agreement, dated October 9, 2021, between the Company and Ali Kiboro (Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 12, 2021 and incorporated herein by reference)

10.57*	Employment Agreement, dated September 23, 2021, between the Company and Mohammad El Khoury.

10.58*	Change of Control Agreement, dated October 5, 2021, between the Company and Mohammad El Khoury

10.59

Amendment to Employment Agreement, dated as of January 12, 2022, by and between Quotient Limited and Manuel O. Méndez. (Filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC On January 14, 2022 and incorporated herein by reference)

10.60*	Change of Control Agreement, dated November 1, 2021, between the Company and Ali Kiboro

10.61*	Eysins, Switzerland Lease Agreement, dated February 17, 2022, between CS Funds AG and Quotient Suisse SA

21.1	List of Subsidiaries (filed as Exhibit 21.1 to our Annual Reporting on Form 10-K on June 3, 2021 and incorporated herein by reference)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Loss for the years ended March 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

† Certain identified information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential, in compliance with Regulation S-K Item 601(b)(10).

# Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the Securities and Exchange Commission.

* Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Eysins, Switzerland on June 28, 2022

QUOTIENT LIMITED

By:	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

/s/ Manuel O. Méndez	Chief Executive Officer (Principal Executive Officer)	June 28, 2022
Manuel O. Méndez

/s/ Ali Kiboro	Chief Financial Officer (Principal Financial Officer)	June 28, 2022
Ali Kiboro

/s/ Vittoria Bonasso	Head of Finance & Group Controller	June 28, 2022
Vittoria Bonasso	(Principal Accounting Officer)

/s/ Heino von Prondzynski	Chairman of the Board of Directors	June 28, 2022
Heino von Prondzynski

/s/ Thomas Aebischer	Director	June 28, 2022
Thomas Aebischer

/s/ Isabelle Buckle	Director	June 28, 2022
Isabelle Buckle

/s/ Frederick Hallsworth	Director	June 28, 2022
Frederick Hallsworth

/s/ Catherine Larue	Director	June 28, 2022
Catherine Larue

/s/ Brian McDonough	Director	June 28, 2022
Brian McDonough

/s/ Zubeen Shroff	Director	June 28, 2022
Zubeen Shroff

/s/ John Wilkerson	Director	June 28, 2022
John Wilkerson