Form 10-Q
period 2022-06-30
Quotient Ltd
filed 2022-08-09
CIK 1596946

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2022, there were 135,802,201 Ordinary Shares, nil par value, of Quotient Limited outstanding.

- i -

Cautionary note regarding forward-looking statements

This Quarterly Report on Form 10-Q, and exhibits thereto, contains estimates, predictions, opinions, projections and other statements that may be interpreted as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 2: "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and are also contained elsewhere in this Quarterly Report. Forward-looking statements can be identified by words such as "strategy," "objective," "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "contemplate," "might," "design" and other similar expressions, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain, and are subject to numerous known and unknown risks and uncertainties.

Forward-looking statements include statements about:

•
the continuing development, regulatory approval and commercialization of the MosaiQ™️ technology, or "MosaiQ";
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
•
our anticipated cash needs, including the adequacy of our available cash and investment balances relative to our forecasted cash requirements for the next 12 months, our expected sources of funding, and our estimates regarding our capital requirements and capital expenditures;
•
our plans for executive and director compensation for the future; and
•
our plans to maintain the listing of our ordinary shares on the Nasdaq Global Market.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2022, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46,153	$65,059
Short-term investments	2,480	2,626
Trade accounts receivable, net	5,056	6,272
Inventories	22,082	22,036
Prepaid expenses and other current assets	10,918	5,761
Total current assets	86,689	101,754
Restricted cash	8,724	8,744
Long-term investments	14,604	15,467
Property and equipment, net	31,118	33,242
Operating lease right-of-use assets	28,494	29,411
Intangible assets, net	465	520
Deferred income taxes	123	123
Other non-current assets	4,373	4,728
Total assets	$174,590	$193,989
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,504	$4,524
Accrued compensation and benefits	6,507	8,503
Accrued expenses and other current liabilities	12,815	15,729
Current portion of operating lease liability	3,689	3,535
Current portion of finance lease obligation	406	537
Total current liabilities	28,921	32,828
Long-term debt, less current portion	236,348	233,313
Derivative liabilities	2,733	13,515
Operating lease liability, less current portion	27,845	28,753
Finance lease obligation, less current portion	358	388
Deferred income taxes	1,857	1,988
Defined benefit pension plan obligation	4,818	4,777
7% Cumulative redeemable preference shares	22,788	22,525
Total liabilities	325,668	338,087
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 135,683,559 and 102,611,397 issued and outstanding at June 30, 2022 and March 31, 2022 respectively	558,639	540,736
Additional paid in capital	48,033	46,399
Accumulated other comprehensive loss	6,160	(6,191)
Accumulated deficit	(763,910)	(725,042)
Total shareholders' equity (deficit)	(151,078)	(144,098)
Total liabilities and shareholders' equity (deficit)	$174,590	$193,989

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended June 30,
	2022	2021
Revenue:
Product sales	$8,814	$9,041
Other revenues	—	48
Total revenue	8,814	9,089
Cost of revenue	(6,120)	(4,777)
Gross profit	2,694	4,312
Operating expenses:
Sales and marketing	(3,306)	(2,493)
Research and development, net of government grants	(14,146)	(13,531)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(1,634)	(1,823)
Other general and administrative expenses	(9,403)	(8,353)
Total general and administrative expense	(11,037)	(10,176)
Total operating expense	(28,489)	(26,200)
Operating loss	(25,795)	(21,888)
Other income (expense):
Interest expense, net	(8,574)	(3,002)
Other, net	(4,366)	(1,732)
Other income (expense), net	(12,940)	(4,734)
Loss before income taxes	(38,735)	(26,622)
Provision for income taxes	(133)	(670)
Net loss	$(38,868)	$(27,292)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$—	$(112)
Change in unrealized gain on short-term investments	7	(121)
Foreign currency gain	12,330	158
Provision for pension benefit obligation	14	15
Other comprehensive income (loss), net	12,351	(60)
Comprehensive loss	$(26,517)	$(27,352)
Net loss available to ordinary shareholders - basic and diluted	$(38,868)	$(27,292)
Loss per share - basic and diluted	$(0.37)	$(0.27)
Weighted-average shares outstanding - basic and diluted	104,591,840	101,390,749

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2022	102,611,397	$540,736	$46,399	$(6,191)	$(725,042)	$(144,098)
Issue of shares and pre-funded warrants, net of issue costs of $2,097	32,458,336	17,903	—	—	—	17,903
Issue of shares upon exercise of incentive share options and vesting of RSUs	613,826	—	—	—	—	—
Net loss	—	—	—	—	(38,868)	(38,868)
Change in unrealized gain on short-term investments	—	—	—	7	—	7
Foreign currency gain	—	—	—	12,330	—	12,330
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				12,351		12,351
Stock-based compensation	—	—	1,634	—	—	1,634
June 30, 2022	135,683,559	$558,639	$48,033	$6,160	$(763,910)	$(151,078)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
March 31, 2021	101,264,412	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUs	262,776	(79)	—	—	—	(79)
Net loss	—	—	—	—	(27,292)	(27,292)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(112)	—	(112)
Change in unrealized gain on short-term investments	—	—	—	(121)	—	(121)
Foreign currency gain	—	—	—	158	—	158
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss				(60)		(60)
Stock-based compensation	—	—	1,823	—	—	1,823
June 30, 2021	101,527,188	$540,734	$39,939	$(14,658)	$(627,204)	$(61,189)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Quarter ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(38,868)	$(27,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	1,464	1,930
Share-based compensation	1,634	1,823
Increase in deferred lease rentals	387	176
Swiss pension obligation	223	188
Amortization of debt discount and unrealized foreign currency loss (gains) on debt	21,855	(1,641)
Impairment of investments	995	—
Change in fair value of derivative instruments	(10,844)	1,984
Accrued preference share dividends	263	263
Provision for income taxes	133	502
Net change in assets and liabilities:
Trade accounts receivable, net	834	893
Inventories	(1,122)	(834)
Accounts payable and accrued liabilities	(920)	(2,382)
Accrued compensation and benefits	(1,457)	(4,181)
Other assets and liabilities	(10,094)	(3,482)
Net cash used in operating activities	(35,518)	(32,053)
INVESTING ACTIVITIES:
Increase in short-term investments	—	(4,500)
Realization of short-term investments	—	18,551
Purchase of property and equipment	(835)	(1,405)
Net cash (used in) from investing activities	(835)	12,646
FINANCING ACTIVITIES:
Repayment of finance leases	(165)	(213)
Proceeds from issuance of long-term debt	—	104,222
Debt issuance costs	—	(3,732)
Repayment of long-term debt	—	(12,083)
Proceeds from (cost of) issuance of ordinary shares and warrants	17,903	(79)
Net cash generated from financing activities	17,738	88,115
Effect of exchange rate fluctuations on cash and cash equivalents	(311)	(552)
Change in cash and cash equivalents	(18,926)	68,156
Beginning cash and cash equivalents	73,803	54,697
Ending cash and cash equivalents	$54,877	$122,853
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$46,153	$114,547
Restricted cash	$8,724	$8,306
Total cash, cash equivalents and restricted cash	$54,877	$122,853

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1. Description of Business and Basis of Presentation

Description of Business

The principal activity of Quotient Limited (the "Company") and its subsidiaries (the "Group") is the development, manufacture and sale of products for the global transfusion diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide.

Basis of Presentation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. In accordance with those rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2022 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three month period ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2023 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $763.9 million as of June 30, 2022. At June 30, 2022, the Company had available cash holdings and investments of $63.2 million.

The Company has expenditure plans over the twelve months from the date these financial statements are issued that exceed its current cash and investment balances, raising substantial doubt about its ability to continue as a going concern. The Company expects to fund its operations, including the ongoing development of MosaiQ through successful field trial completion, achievement of required regulatory authorizations and commercialization, from existing available cash and investment balances, the sale of rights and other assets, and the issuance of new equity or debt. The Company’s Directors are confident in the availability of these funding sources and accordingly have prepared the financial statements on the going concern basis. However, there can be no assurance the Company will be able to obtain adequate financing when necessary and the terms of any financing may not be advantageous to the Company and may result in dilution to its shareholders.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $8.0 million at June 30, 2022 and March 31, 2022, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes ("the Secured Notes") and $0.7 million held at June 30, 2022 and March 31, 2022, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in two of the funds were impaired. During the quarter ended June 30, 2022, we determined that a further impairment of $1.0 million was required related to litigation costs expected to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of June 30, 2022 and March 31, 2022.

Revenue Recognition

In the three month period ended June 30, 2022, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2022, there were no other material revenues to be recognized in future periods related to remaining performance obligations at June 30, 2022.

The Company’s other significant accounting policies are described in Note 1 to the audited annual Consolidated Financial Statements for the year ended March 31, 2022 included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes.

Recently Issued Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements.

Note 3. Debt

Total debt comprises:

	June 30, 2022	March 31, 2022
Secured Notes	$132,917	$132,917
Debt discount, net of amortization	(12,679)	(13,854)
Deferred debt costs, net of amortization	(2,420)	(2,678)
Carrying value Secured Notes	117,818	116,385

Royalty liability	40,343	40,076

Convertible Notes	105,000	105,000
Debt discount, net of amortization	(23,801)	(24,968)
Deferred debt costs, net of amortization	(3,012)	(3,180)
Carrying value Convertible Notes	78,187	76,852
Total Debt	$236,348	$233,313

The Company’s debt at June 30, 2022 and March 31, 2022 comprises the Secured Notes, the royalty liability, and the Convertible Notes.

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

The Indenture Amendments included an 18-month extension of the final maturity of the Secured Notes to October 2025 and a revision of the Notes’ principal amortization schedule. The Indenture Amendments also changed the redemption prices for Notes redeemed pursuant to the optional redemption provisions of the Indenture. The Secured Notes may be redeemed from and after October 14, 2021 at redemption prices beginning at 106% of par and declining over time to 100.0% for redemptions occurring from and after April 14, 2024.

The interest rate on the Secured Notes and the financial and other covenants in the Indenture remained unchanged.

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

On July 6, 2022, the Company received consents from the Consenting Holders of its Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to Indenture Amendments pursuant to the sixth supplemental indenture, dated as of July 6, 2022 (the "Sixth Supplemental Indenture").

The Sixth Supplemental Indenture includes a change to the amortization payment schedule of the Secured Notes from requiring semi-annual payments ranging from $12.1 million to $24.2 million beginning in April 2023, to requiring quarterly payments of $2.5 million beginning on July 15, 2024 and ending on July 15, 2025, with the remaining principal balance due on October 15, 2025, which will reduce expected amortization payments by $93.0 million over the next 36 months prior to the payment of the remaining principal balance at maturity. It removes the requirement that we maintain a cash reserve account for the benefit of holders of the Secured Notes, and adds a covenant that we maintain a minimum liquidity of at least $8.0 million, comprised of cash and certain other eligible investments, as of the end of each fiscal quarter. Provides that 40% of the net cash proceeds from a sale of all or a material portion of our Alba business, subject to certain exceptions, will be applied to repay Senior Secured Notes and the remaining 60% may be used by us to fund operating expenses, capital expenditures and other investments permitted by the Sixth Supplemental Indenture. We have also agreed that the holders of the Secured Notes will be entitled to appoint an observer to our board of directors. In addition, the debt incurrence covenant in the indenture governing our Convertible Notes has been amended to reduce our ability to incur indebtedness under certain baskets by the amount of any repayment of the Secured Notes as described above.

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company agreed among other things to issue them 5-year warrants to purchase an aggregate of 8,494,595 of the Company’s ordinary shares for $0.75 per share (the "Consent Warrants"). The Company plans to file a registration statement with the SEC covering resales of the shares issuable on exercise of the Consent Warrants.

The new principal amortization schedule of the Secured Notes is as follows:

Payment Date	Amount
July 15, 2024	$2,500
October 15, 2024	2,500
January 1, 2025	2,500
April 15, 2025	2,500
July 15, 2025	2,500
October 15, 2025	The principal balance then outstanding

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" to be treated as debt. The future cash outflows under the royalty rights agreements were estimated at $71.8 million at June 30, 2022, and $76.8 million at March 31, 2022. The decrease in value of the future cash outflows under the royalty rights agreement at June 30, 2022, is driven by a change in the expected first date of sales to be made in Europe and the United States, to an earlier date, while not modifying our forecast for later periods. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. Therefore, the estimates are likely to change as the Company gains experience of marketing MosaiQ, which may result in future adjustments to the accretion of the interest expense and amortized cost based carrying value of the royalty liability.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the "Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. Accrued interest of $635 and $469 is included in accrued expenses and other current liabilities in the accompanying consolidated financial statements at June 30, 2022 and June 30, 2021 respectively.

At any time before the close of business on the second business day immediately before the maturity date, holders of the Convertible Notes can convert the Convertible Notes either in whole or in part into the Company’s ordinary shares at an initial conversion rate of 176.3668 ordinary shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustments.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40"). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within derivative liabilities in the consolidated balance sheet. The convertible loan derivative is measured at fair value and changes are recognized within the accompanying consolidated financial statements within Other, net.

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. For the three month period ended June 30, 2022, the total interest expense was $2.6 million with coupon interest of $1.2 million and the amortization of debt discount and issuance costs of $1.4 million. For the three month period ended June 30, 2021, the total interest expense was $0.9 million with coupon interest of $0.5 million and the amortization of debt discount and issuance costs of $0.4 million.

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	June 30, 2022	March 31, 2022
Raw materials	$9,873	$10,228
Work in progress	7,207	7,154
Finished goods	5,002	4,654
Total inventories	$22,082	$22,036

Inventory at June 30, 2022 included $6,916 of raw materials, $4,511 of work in progress and $3,619 of finished goods related to the MosaiQ project. Inventory at March 31, 2022, included $6,761 of raw materials, $4,252 of work in progress and $2,758 of finished goods related to the MosaiQ project. Included in other accrued expenses at June 30, 2022, is $478 of projected losses on firm purchase commitments recorded in other accrued expenses.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	March 31, 2022
Accrued legal and professional fees	$3,198	$1,254
Accrued interest	4,001	9,235
Goods received not invoiced	2,415	1,304
Accrued capital expenditure	318	193
Other accrued expenses	2,883	3,743
Total accrued expenses and other current liabilities	$12,815	$15,729

Note 5. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,911	$—	$24,911
Total assets measured at fair value	$—	$24,911	$—	$24,911

Liabilities:
Convertible loan derivatives(2)	—	2,297	—	2,297
Debt related Consent Warrants(3)	—	436	—	436
Debt related Consent Shares	15	—	—	15
Total liabilities measured at fair value	$15	$2,733	$—	$2,748

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,778	$—	$24,778
Total assets measured at fair value	$—	$24,778	$—	$24,778

Liabilities:
Convertible loan derivatives(2)	—	11,858	—	11,858
Debt related Consent Warrants(3)	—	1,657	—	1,657
Debt related Consent Shares	77	—	—	77
Total liabilities measured at fair value	$77	$13,515	$—	$13,592
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
(3)
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

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022 and we have maintained that classification in June 30, 2022.

In the year-ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held investments served as a trigger to evaluate the investments for impairment and each quarter the Company evaluates information from Credit Suisse to determine whether there are further triggering events. Through March 31, 2022, the Company recorded $3.3 million in impairments associated with these funds. We recorded $1.0 million in impairment expenses in the quarter ended June 30, 2022 based on information shared by Credit Suisse to CSAM investors on July 18, 2022, which included updated estimates of litigation costs incurred or to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

No impairment expense was recorded in the quarter ended June 30, 2021.

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

The total unrealized gains on the short-term investments were $258 and $359 in the three month periods ended June 30, 2022 and June 30, 2021, respectively. The amount of these unrealized gains reclassified to earnings were $7 and $121 in the three month periods ended June 30, 2022 and June 30, 2021, respectively.

Note 6. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	June 30, 2022	March 31, 2022	Par value
Ordinary shares	135,683,559	102,611,397	$—
Total	135,683,559	102,611,397	$—

During the quarter ended June 30, 2022, the Company issued 32,458,336 ordinary shares in a public offering of shares at $0.30 per share.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
7% Cumulative Redeemable Preference shares	666,665	666,665	$34.18	$32.21
Total	666,665	666,665

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

Note 7. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units ("RSUs") issued under its share incentive plans. Share-based compensation expense amounted to $1,634 and $1,823 in the quarters ended June 30, 2022 and June 30, 2021, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2022	2,850,548	$4.88	90
Granted	572,122	1.41	120
Exercised	—	—	—
Forfeited	(394,436)	7.58	—
Outstanding — June 30, 2022	3,028,234	$3.87	95
Exercisable — June 30, 2022	989,250	$6.45	61

The closing price of the Company’s ordinary shares on the Nasdaq Global Market at June 30, 2022 was $0.24.

The following table summarizes the options granted in the three month period ended June 30, 2022 with their exercise prices, the fair value of ordinary shares as of the applicable grant date, and the intrinsic value, if any:

Grant Date	Number of Options Granted	Exercise Price	Ordinary Shares Fair Value Per Share at Grant Date	Per Share Intrinsic Value of Options
April 1, 2022	504,882	$1.20	$1.20	$0.79
May 1, 2022	67,240	0.58	0.58	0.39

Determining the fair value of share options

The fair value of each grant of share options was determined by the Company using the Black Scholes option pricing model. The total fair value of option awards in the three months ended June 30, 2022 and June 30, 2021 amounted to $0.4 and $2.4 million, respectively.

Assumptions used in the option pricing models are discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected volatility. The expected volatility was based on the historical share price volatility of the Company’s shares over a period equal to the expected terms of the options.

Fair value of ordinary shares. The fair value of ordinary shares is based on the share price of the Company’s shares on the Nasdaq Global Market immediately prior to the grant of the options concerned.

Risk-Free Interest Rate. The risk-free interest rate is based on the 10-year U.S. Treasury rate at time of grant.

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

A summary of the weighted-average assumptions applicable to the share options issued during the three month period ended June 30, 2022 is as follows:

Risk-free interest rate	2.46%
Expected lives (years)	6
Volatility	73.96%
Dividend yield	—
Grant date fair value (per share)	$1.13
Number granted	572,122

A summary of the RSUs in issue at June 30, 2022 is as follows:

Number of RSUs Outstanding
RSUs subject to time based vesting	2,265,195
RSUs subject to milestone and performance based vesting	2,173,500

At June 30, 2022, 2,265,195 RSUs were subject to time-based vesting and the weighted average remaining vesting period was 15 months. In addition, 24,552 RSUs were subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 2,148,948 RSUs were subject to vesting based on the achievement of financial objectives in the year 2024 and 2025 assuming a 100% payout of applicable targets. If the maximum payout ratio of these awards were to be achieved of 150%, 3,223,422 shares would be awarded.

Note 8. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended June 30
	2022	2021
Income tax expense at statutory rate	$—	$—
Tax rate change	—	(335)
Foreign tax rate differential	746	583
Increase in valuation allowance against deferred tax assets	(879)	(918)
Provision for income tax	$(133)	$(670)

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended June 30
	2022	2021
Employer service cost	$706	$626
Interest cost	100	22
Expected return on plan assets	(112)	(76)
Amortization of prior service credit	14	15
Amortization of net loss	—	—
Net pension cost	$708	$587

The employer contributions for the three month periods ended June 30, 2022 and 2021 were $485 and $398, respectively. The estimated employer contributions for the fiscal year ending March 31, 2023 are $1,948.

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

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended
	June 30
	2022	2021
Numerator:
Net loss available to ordinary shareholders - basic and diluted	$(38,868)	$(27,292)
Denominator:
Weighted average ordinary shares outstanding	103,840,009	101,390,749
Assumed exercise of pre-funded warrants	751,831	—
Weighted-average shares outstanding - basic and diluted	104,591,840	101,390,749
Loss per share - basic and diluted	$(0.37)	$(0.27)

The 34,208,331 pre-funded warrants issued during the quarter ended June 30, 2022, are assumed to be exercised for the calculation of basic and diluted loss per share as the exercise price of $0.001 was deemed to be a non-substantive exercise price compared to the pre-funded cost of $0.299 per share and the fair value of our ordinary shares. These are treated as permanent equity for both basic and diluted earnings per share calculations. Pre-funded warrants are not included in shares outstanding in our statement of stockholders equity or balance sheet, however the proceeds have been included in the value of share capital therein.

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at June 30, 2022 and June 30, 2021 as their inclusion would have been anti-dilutive:

	June 30, 2022	June 30, 2021
Ordinary shares issuable on conversion of Convertible Notes at $5.67 per share	18,518,514	18,518,514
Restricted share units awarded	4,438,695	2,196,595
Ordinary shares issuable on exercise of options to purchase ordinary shares	3,028,234	1,421,792
Ordinary shares issuable on exercise of warrants at $16.14 per share	111,525	111,525
Ordinary shares issuable on exercise of warrants at $9.375 per share	64,000	64,000
Ordinary shares issuable on exercise of Consent Warrants at $4.00 per share	1,844,020	—
Consent Shares not yet issued	64,330	—
Total	28,069,318	22,312,426

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 28, 2022.

The information set forth and discussed below for the quarters ended June 30, 2022 and June 30, 2021 is derived from the condensed consolidated financial statements included under Part I, Item 1 "Financial Statements" above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, and our Annual Report on Form 10-K for the year ended March 31, 2022, particularly in "Risk Factors."

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

We currently operate as one business segment with 437 employees in the United Kingdom, Switzerland and the United States, as of June 30, 2022. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 45% of total revenue during the three month period ended June 30, 2022 and 44% during the three month period ended June 30, 2021.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of June 30, 2022, we had an accumulated deficit of $763.9 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2023 as we continue our investment in the commercialization of MosaiQ. For the three month period ended June 30, 2022, our total revenue was $8.8 million and our net loss was $38.9 million.

From our incorporation in 2012 to March 31, 2022, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants, $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes due 2025 (which we refer to as the Secured Notes) and $105 million of gross proceeds from the issuance of 4.75% Convertible Notes due 2026 (which we refer to as the Convertible Notes). In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

During the quarter ended June 30, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 32,458,336 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 34,208,331 ordinary shares at an exercise price of $0.001 per share.

As of June 30, 2022, we had available cash, cash equivalents and investments of $63.2 million and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections "Item 1. Business" and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 28, 2022.

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

SDS and MDS Microarrays

•
We currently expect commercial launch of the extended MosaiQ SDS microarray in European Union to occur before the end of calendar year 2023 in the United States before the end of calendar year 2024.
•
We currently expect commercial launch of the MosaiQ MDS microarray in the European Union to occur before the end of calendar year 2025.

CDS Microarrays

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

We expense all research and development costs as incurred, net of government grants received and tax credits. Our UK subsidiary claims certain tax credits on its research and development expenditures and these are included as an offset to our research and development expenses. Our research and development efforts are focused on developing new products and technologies for the global transfusion diagnostics market. We expect our costs associated with field trials and regulatory approvals will increase at the same time as our development costs with MosaiQ decrease. As we move to commercialization of MosaiQ in the donor testing market, we expect our overall research and development expense to decrease.

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

Net interest expense consists primarily of interest charges on our Secured Notes and Convertible Notes and the amortization debt discount and debt issuance costs (which includes amortization of the one-time consent payment of $3.9 million paid to holders of our Secured Notes in December 2018), as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Secured Notes. See Note 3, "Debt" and Note 6, "Ordinary and Preference Shares" to our condensed consolidated financial statements included in this Quarterly Report for additional information.

Other income (expense), net consists of the change in fair value of our convertible debt derivative, warrant liabilities and the impact of exchange rate fluctuations. See Note 3, "Debt" and Note 5, "Fair value measurement" to our condensed consolidated financial statements included in this Quarterly Report for additional information. Exchange rate fluctuations include realized exchange fluctuations resulting from the settlement of transactions in currencies other than the functional currencies of our businesses. Monetary assets and liabilities that are denominated in foreign currencies are measured at the period-end closing rate with resulting unrealized exchange fluctuations. The functional currencies of our legal entities are Pounds Sterling, Swiss Francs, Euros, and U.S. Dollars depending on the entity.

Provision for income taxes in the three month periods ended June 30, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended June 30, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter Ended June 30,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,814	100%	$9,041	99%	$(227)	-3%
Other revenues	—	0%	48	1%	(48)	-100%
Total revenue	8,814	100%	9,089	100%	(275)	-3%
Cost of revenue	6,120	69%	4,777	53%	1,343	28%
Gross profit	2,694	31%	4,312	47%	(1,618)	-38%
Operating expenses:
Sales and marketing	3,306	38%	2,493	27%	813	33%
Research and development	14,146	160%	13,531	149%	615	5%
General and administrative	11,037	125%	10,176	112%	861	8%
Total operating expenses	28,489	323%	26,200	288%	2,289	9%
Operating loss	(25,795)	-293%	(21,888)	-241%	(3,907)	18%
Other (expense) income:
Interest expense, net	(8,574)	-97%	(3,002)	-33%	(5,572)	186%
Other, net	(4,366)	-50%	(1,732)	-19%	(2,634)	152%
Total other expense, net	(12,940)	-147%	(4,734)	-52%	(8,206)	173%
Loss before income taxes	(38,735)	-439%	(26,622)	-293%	(12,113)	46%
Provision for income taxes	(133)	—	(670)	—	537	-80%
Net loss	$(38,868)	-441%	$(27,292)	-300%	$(11,576)	42%

Revenue

Total revenue for the quarter ended June 30, 2022 decreased by 3% to $8.8 million compared with $9.1 million for the quarter ended June 30, 2021. The decrease in product sales relates primarily to reduced orders from an OEM customer in our conventional reagent business. Other revenues for the quarter ended June 30, 2021 related to a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 28% to $6.1 million for the quarter ended June 30, 2022 compared with $4.8 million for the quarter ended June 30, 2021. The increase in costs was driven by $0.2 million of write-downs of certain raw materials and work in process inventory associated with MosaiQ to net realizable value. There were also higher costs in our conventional reagent business due to inventory write-downs and write-offs of certain products due to expiration of products and quality control tests, higher production costs associated with inflation, and higher costs associated with sales mix in the quarter ended June 30, 2022.

Gross profit on total revenue for the quarter ended June 30, 2022 was $2.7 million, a decrease of 38% when compared with $4.3 million for the quarter ended June 30, 2021. Total gross profit on sales was 31% in the quarter ended June 30, 2022 compared to 47% in the quarter ended June 30, 2021.

Sales and marketing expenses

Sales and marketing expenses were $3.3 million for the quarter ended June 30, 2022, compared with $2.5 million for the quarter ended June 30, 2021. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and travel related costs. As a percentage of total revenue, sales and marketing expenses were 38% for the quarter ended June 30, 2022 compared to 27% for the quarter ended June 30, 2021.

Research and development expenses

Research and development expenses increased by 5% to $ 14.1 million for the quarter ended June 30, 2022 compared with $13.5 million for the quarter ended June 30, 2021. The increase in research and development expenses is driven by additional employee and third party expenses to support upcoming field trials and product development.

General and administrative expenses

General and administrative expenses increased by 8% to $11.0 million for the quarter ended June 30, 2022, compared with $10.2 million for the quarter ended June 30, 2021. This increase was primarily attributable to fees incurred to refinance our debt which was completed on July 6, 2022. We recognized $1.6 million of stock compensation expense in the quarter ended June 30, 2022 compared with $1.8 million in the quarter ended June 30, 2021. As a percentage of total revenue, general and administrative expenses were 125% for the quarter ended June 30, 2022 compared to 112% for the quarter ended June 30, 2021.

Other (expense) income

Net interest expense was $8.6 million for the quarter ended June 30, 2022 compared with $3.0 million for the quarter ended June 30, 2021. Interest expense in the quarter ended June 30, 2022 included $5.7 million of interest charges on our Secured Notes and royalty liabilities compared with $1.9 million for the quarter ended June 30, 2021. The lower expense recognized in the prior year was a result in a significant change in the royalty cost estimates while no significant changes to estimates occurred in the quarter ended June 30, 2022. Interest expense for the quarter ended June 30, 2022 also included $2.6 million of interest charges related to the Convertible Notes compared to $0.9 million for the quarter ended June 30, 2021. The Convertible Notes were issued in the quarter ended June 30, 2021 which is why there is a significant increase in expense in the current year. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended June 30, 2022 and June 30, 2021. In addition, in the quarter ended June 30, 2021 we realized gains of $0.1 million on our short-term money market investments while no gains were recognized in June 30, 2022.

Other, net was $4.4 million expense for the quarter ended June 30, 2022 compared with $1.7 million in expense for the quarter ended June 30, 2021. For the quarter ended June 30, 2022 this comprised a $10.8 million gain related to the change in fair value associated with derivative liabilities, a $1.0 million impairment related to the change in estimated fair value of CSAM funds and $14.2 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies. In the quarter ended June 30, 2021 we recorded 2.0 million of expense related to the change in fair value associated with the Convertible loan derivative and $0.3 million in foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies.

Provision for income taxes

Provision for income taxes in the quarter ended June 30, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Quarterly Results of Operations

Our quarterly product sales can fluctuate depending upon the shipment cycles for our red blood cell-based products, which account for approximately two-thirds of our current product sales. For these products, we typically experience 13 shipping cycles per year. This equates to three shipments of each product per quarter, except for one quarter per year when four shipments occur. Not all products ship on the same day so quarters where four shipments occur do not always align. In fiscal 2022 we experienced additional shipments in the third and fourth quarters. In fiscal 2023, the greatest impact of extra product shipments is expected to occur in our third quarter. The timing of shipment of bulk antisera products to our OEM customers may also move revenues from quarter to quarter. We also experience some seasonality in demand around holiday periods in both Europe and the United States. As a result of these factors, we expect to continue to see seasonality and quarter-to-quarter variations in our product sales.

The timing of product development fees included in other revenues is mostly dependent upon the achievement of pre-negotiated project milestones.

Liquidity and Capital Resources

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $763.9 million. During the three month period ended June 30, 2022, we incurred a net loss of $38.9 million and used $35.5 million of cash in operating activities. As described under results of operations, our use of cash during the three month period ended June 30, 2022 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2022, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants, $145.0 million of gross proceeds from the issuance of the Secured Notes and $105 million of gross proceeds from the issuance of the Convertible Notes. In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of the Allan Robb Campus.

During the quarter ended June 30, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 32,458,336 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 34,208,331 ordinary shares at an exercise price of $0.001 per share.

On July 6, 2022, the Company completed the Sixth Supplemental Indenture to the Secured Notes which includes a change to the amortization payment schedule of the Secured Notes from requiring semi-annual payments ranging from $12.1 million to $24.2 million beginning in April 2023, to requiring quarterly payments of $2.5 million beginning on July 15, 2024 and ending on July 15, 2025, with the remaining principal balance due on October 15, 2025, which will reduce expected amortization payments by $93.0 million over the next 36 months prior to the payment of the remaining principal balance at maturity. It eliminates the requirement that we maintain a cash reserve account for the benefit of holders of the Secured Notes, and adds a covenant that we maintain a minimum liquidity of at least $8.0 million, comprised of cash and certain other eligible investments, as of the end of each fiscal quarter. See Note 3 to the financial statements for additional information.

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

As of June 30, 2022, we had available cash, cash equivalents and short-term investments of $63.2 million and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Cash Flows for the quarter ended June 30, 2022 and 2021

Operating activities

Net cash used in operating activities was $35.5 million during the three month period ended June 30, 2022, which included net losses of $38.9 million offset by non-cash items of $16.1 million. Non-cash items were depreciation and amortization expense of $1.5 million, share-based compensation expense of $1.6 million, an decrease from the change in fair value of loan derivatives of $10.8 million, Swiss pension costs of $0.2 million, amortization of debt discounts and unrealized foreign currency loss on debt of $21.8 million, impairment of investments of $1.0 million, accrued preference share dividends of $0.3 million, deferred lease rentals of $0.4 million and income taxes of $0.1 million. We also experienced a net cash outflow of $12.8 million from changes in operating assets and liabilities during the period, consisting of a $1.5 million decrease in accrued compensation and benefits, a $1.1 million increase in inventories, a decrease of $10.1 million from a net change in other assets and liabilities, a $0.9 million reduction in accounts payable and accrued liabilities, and a $0.8 million decrease in accounts receivables.

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

Investing activities

Net cash (used in) provided by investing activities was $0.8 million for the quarter ended June 30, 2022 compared to $12.6 million for the quarter ended June 30, 2021.

We spent $0.8 million on purchases of property and equipment in the quarter ended June 30, 2022 compared to $1.4 million in the quarter ended June 30, 2021. Property and equipment purchased in both quarters mainly related to MosaiQ instruments and investments in our IT infrastructure. In the quarter ended June 30, 2021, we also received distributions on our short-term money market investments of $18.5 million from CSAM in the quarter and invested $4.5 million in other short-term money market investments.

Financing activities

Net cash provided by financing activities was $17.7 million during the quarter ending June 30, 2022, consisting of $17.9 million of proceeds related to the issuance of ordinary shares and warrants after deducting issuance costs and $0.2 million of repayments on finance leases.

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

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2023. As we launch MosaiQ in the donor testing market, we expect our operating expenses during the year ended March 31, 2023 to be similar to those of the year ended March 31, 2022.

As of June 30, 2022, we had $63.2 million of available cash, cash equivalents, and investments and $8.7 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our properties in Eysins, Switzerland.

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

For a detailed discussion of our critical accounting policies, see Note 1, "Organization and Summary of Significant Accounting Policies." to our Annual Report on Form 10-K for the year ended March 31, 2022. For a detailed description of our significant judgements and estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2022.

Recent Accounting Pronouncements

We did not adopt any other new accounting pronouncements during the three month period ended June 30, 2022 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal or governmental proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1	Sixth Supplemental Indenture dated as of July 6, 2022, by and among the Company, the Guarantors party thereto and U.S. Bank National Association as trustee and collateral agent
31.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: August 9, 2022	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: August 9, 2022	/s/ Ali Kiboro
Ali Kiboro Chief Financial Officer