Form 10-Q
period 2022-09-30
Quotient Ltd
filed 2022-11-14
CIK 1596946

ls

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 3,531,710 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•
our depleted cash and the likelihood that we will complete a restructuring of our balance sheet, procure additional funding, or a bankruptcy proceeding, and in either case, our outstanding ordinary and preferred shares and all outstanding options and warrants to acquire ordinary shares likely will be cancelled for no consideration or effectively extinguished through dilution;
•
ongoing discussions with a group of our noteholders for covenant relief and additional short-term and longer-term funding;
•
the possibility that we may have to cease operations and liquidate our MosaiQ business if we are unable to obtain additional capital;
•
our liquidity constraints and the impacts of a potential event of default under our senior secured notes arising from a missed interest payment on the notes;
•
our plans to shift our business strategy to focus in the near term exclusively on the development and commercialization of MosaiQ products for the autoimmune and allergy clinical diagnostics markets and implement significant cost reductions;
•
the risk that our ordinary shares may be delisted from the Nasdaq Global Market and that we will be unable to transfer to an alternative Nasdaq market tier;
•
continued or worsening adverse conditions in the global economic and financial markets, inflationary concerns, economic slowdowns, and international hostilities;
•
our anticipated cash needs, including the adequacy of our available cash and investment balances relative to our forecasted cash requirements for the next 12 months, the limited availability of sources of funding, and our estimates regarding our capital requirements and capital expenditures;
•
the impact on our business, financial condition and available liquidity of the uncertainty as to the timing and amount of future cash distributions by our investment funds in which we have remaining investments of approximately $18.6 million;
•
the continuing development, regulatory approval and commercialization of the MosaiQ™️ technology, or "MosaiQ", including the need to raise the funds needed for these activities;
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
•
our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and
•
the status of our business relationship with Ortho.

You should also refer to the various factors identified in this and other reports filed by us with the Securities and Exchange Commission, or SEC, including but not limited to those discussed in the section entitled "Risk Factors" in this report and in our Annual Report on Form 10-K for the year ended March 31, 2022, for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Quarterly Report represent our views only as of the date of this Quarterly Report. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report.

Note Regarding Stock Splits

Unless the context otherwise requires, in this Quarterly Report, all share and per share amounts related to our common stock give effect to our 1-for-40 reverse stock split effective November 2, 2022.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$24,529	$65,059
Short-term investments	2,480	2,626
Trade accounts receivable, net	5,177	6,272
Inventories	12,758	22,036
Prepaid expenses and other current assets	7,981	5,761
Total current assets	52,925	101,754
Restricted cash	819	8,744
Long-term investments	14,412	15,467
Property and equipment, net	28,692	33,242
Operating lease right-of-use assets	26,495	29,411
Intangible assets, net	413	520
Deferred income taxes	141	123
Other non-current assets	4,008	4,728
Total assets	$127,905	$193,989
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,750	$4,524
Accrued compensation and benefits	6,675	8,503
Accrued expenses and other current liabilities	15,045	15,729
Current portion of operating lease liability	3,753	3,535
Current portion of finance lease obligation	276	537
Total current liabilities	29,499	32,828
Long-term debt, less current portion	221,280	233,313
Derivative liabilities	2,691	13,515
Operating lease liability, less current portion	25,934	28,753
Finance lease obligation, less current portion	285	388
Deferred income taxes	1,702	1,988
Defined benefit pension plan obligation	4,886	4,777
Other long term liabilities	668	—
7% Cumulative redeemable preference shares	23,050	22,525
Total liabilities	309,995	338,087
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 3,396,118 and 2,565,284 issued and outstanding at September 30, 2022 and March 31, 2022 respectively	558,639	540,736
Additional paid in capital	48,068	46,399
Accumulated other comprehensive loss	21,039	(6,191)
Accumulated deficit	(809,836)	(725,042)
Total shareholders' equity (deficit)	(182,090)	(144,098)
Total liabilities and shareholders' equity (deficit)	$127,905	$193,989

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$8,856	$9,284	$17,670	$18,325
Other revenues	—	183	—	231
Total revenue	8,856	9,467	17,670	18,556
Cost of revenue	(21,117)	(4,875)	(27,237)	(9,652)
Gross margin	(12,261)	4,592	(9,567)	8,904
Operating expenses:
Sales and marketing	(3,513)	(2,640)	(6,819)	(5,133)
Research and development, net of government grants	(14,261)	(15,754)	(28,407)	(29,285)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(35)	(1,404)	(1,669)	(3,227)
Other general and administrative expenses	(7,661)	(8,618)	(17,064)	(16,971)
Total general and administrative expense	(7,696)	(10,022)	(18,733)	(20,198)
Total operating expense	(25,470)	(28,416)	(53,959)	(54,616)
Operating loss	(37,731)	(23,824)	(63,526)	(45,712)
Other income (expense):
Interest income (expense), net	7,386	(9,352)	(1,188)	(12,354)
Other, net	(15,214)	5,916	(19,580)	4,184
Other income (expense), net	(7,828)	(3,436)	(20,768)	(8,170)
Loss before income taxes	(45,559)	(27,260)	(84,294)	(53,882)
Provision for income taxes	(367)	155	(500)	(515)
Net loss	$(45,926)	$(27,105)	$(84,794)	$(54,397)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$—	$(231)	$—	$(343)
Change in unrealized gain on short-term investments	19	(72)	26	(193)
Foreign currency gain	14,846	1,852	27,176	2,010
Provision for pension benefit obligation	14	14	28	29
Other comprehensive income (loss), net	14,879	1,563	27,230	1,503
Comprehensive loss	$(31,047)	$(25,542)	$(57,564)	$(52,894)
Net loss available to ordinary shareholders - basic	$(45,926)	$(27,105)	$(84,794)	$(54,397)
Net loss available to ordinary shareholders - diluted	$(45,926)	$(33,858)	$(84,794)	$(54,397)
Loss per share - basic	$(10.81)	$(10.67)	$(24.67)	$(21.44)
Loss per share - diluted	$(10.81)	$(11.28)	$(24.67)	$(21.44)
Weighted-average shares outstanding - basic	4,249,675	2,539,191	3,436,702	2,536,992
Weighted-average shares outstanding - diluted	4,249,675	3,002,154	3,436,702	2,536,992

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
June 30, 2022	3,392,088	$558,639	$48,033	$6,160	$(763,910)	$(151,078)
Issue of shares upon exercise of incentive share options and vesting of RSUs	4,030	—	—	—	—	—
Net loss	—	—	—	—	(45,926)	(45,926)
Change in unrealized gain on short-term investments	—	—	—	19	—	19
Foreign currency gain	—	—	—	14,846	—	14,846
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				14,879		14,879
Stock-based compensation	—	—	35	—	—	35
September 30, 2022	3,396,118	$558,639	$48,068	$21,039	$(809,836)	$(182,090)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2022	2,565,284	$540,736	$46,399	$(6,191)	$(725,042)	$(144,098)
Issue of shares and pre-funded warrants, net of issue costs of $2,097	811,458	17,903	—	—	—	17,903
Issue of shares upon exercise of incentive share options and vesting of RSUs	19,376	—	—	—	—	—
Net loss	—	—	—	—	(84,794)	(84,794)
Change in unrealized gain on short-term investments	—	—	—	26	—	26
Foreign currency gain	—	—	—	27,176	—	27,176
Provision for pension benefit obligation	—	—	—	28	—	28
Other comprehensive loss				27,230		27,230
Stock-based compensation	—	—	1,669	—	—	1,669
September 30, 2022	3,396,118	$558,639	$48,068	$21,039	$(809,836)	$(182,090)

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
June 30, 2021	2,538,179	540,734	39,939	(14,658)	(627,204)	(61,189)
Issue of shares upon exercise of incentive share options and vesting of RSUs	1,611	(1)	—	—	—	(1)
Net loss	—	—	—	—	(27,105)	(27,105)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(231)	—	(231)
Change in unrealized gain on short-term investments	—	—	—	(72)	—	(72)
Foreign currency gain	—	—	—	1,852	—	1,852
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				1,563		1,563
Stock-based compensation	—	—	1,404	—	—	1,404
September 30, 2021	2,539,790	$540,733	$41,343	$(13,095)	$(654,309)	$(85,328)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
March 31, 2021	2,531,610	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUs	8,180	(80)	—	—	—	(80)
Net loss	—	—	—	—	(54,397)	(54,397)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(343)	—	(343)
Change in unrealized gain on short-term investments	—	—	—	(193)	—	(193)
Foreign currency gain	—	—	—	2,010	—	2,010
Provision for pension benefit obligation	—	—	—	29	—	29
Other comprehensive loss				1,503		1,503
Stock-based compensation	—	—	3,227	—	—	3,227
September 30, 2021	2,539,790	$540,733	$41,343	$(13,095)	$(654,309)	$(85,328)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Six months ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(84,794)	$(54,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	2,914	3,850
Share-based compensation	1,669	3,227
Increase in deferred lease rentals	773	347
Swiss pension obligation	432	354
Amortization of debt discount, royalty, and unrealized foreign currency loss (gains) on debt	29,105	2,233
Impairment of investments	1,201	—
Change in fair value of derivative instruments	(12,997)	(7,270)
Accrued preference share dividends	525	525
Provision for income taxes	500	605
Net change in assets and liabilities:
Trade accounts receivable, net	414	252
Inventories	7,192	(3,091)
Accounts payable and accrued liabilities	(120)	3,558
Accrued compensation and benefits	(929)	(5,953)
Other assets and liabilities	(10,179)	(2,934)
Net cash used in operating activities	(64,294)	(58,694)
INVESTING ACTIVITIES:
Increase in short-term investments	—	(4,500)
Realization of short-term investments	—	49,232
Purchase of property and equipment	(1,100)	(1,716)
Net cash (used in) from investing activities	(1,100)	43,016
FINANCING ACTIVITIES:
Repayment of finance leases	(328)	(341)
Proceeds from issuance of long-term debt	—	104,222
Debt issuance costs	—	(3,732)
Repayment of long-term debt	—	(12,083)
Proceeds from (cost of) issuance of ordinary shares and warrants	17,903	(80)
Net cash generated from financing activities	17,575	87,986
Effect of exchange rate fluctuations on cash and cash equivalents	(635)	2,275
Change in cash and cash equivalents	(48,455)	74,583
Beginning cash and cash equivalents	73,803	54,697
Ending cash and cash equivalents	$25,348	$129,280
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,529	$120,978
Restricted cash	$819	$8,302
Total cash, cash equivalents and restricted cash	$25,348	$129,280

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1. Description of Business and Basis of Presentation

Description of Business

The principal activity of Quotient Limited (the "Company") and its subsidiaries (the "Group") is the development, manufacture and sale of products for the global transfusion diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide. Through our subsidiary Alba Bioscience Limited ("Alba"), we manufacture, distribute and sell conventional reagent products used primarily to identify blood group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood grouping instrument platforms. For several years we have invested heavily in an innovative blood testing technology that we call MosaiQ. Since our initial public offering, our focus has been on developing our proprietary MosaiQ technology for use in blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. More recently, we have explored MosaiQ's potential for use beyond transfusion diagnostics in the larger clinical diagnostics market. Specifically, as discussed in our periodic reports filed with the SEC, we recently have expanded our focus to include potential applications for MosaiQ in the autoimmune and allergy clinical diagnostics markets. Our Alba business is profitable. To date, our MosaiQ business has incurred substantial losses and we expect it will continue to incur losses unless and until it successfully commercializes one or more products.

Updates on Liquidity, Financial Condition and Company Strategy

Recent developments have called into question our ability to execute successfully on this business strategy and indeed raises substantial doubt on our ability to continue as a going concern.

While we have made substantial progress toward the commercialization of our MosaiQ-based transfusion diagnostics products, that progress has been expensive and has required us to continuously raise capital. Since earlier this year we have pursued various potential methods of raising the funds that we require to complete the commercialization of our products. Adverse conditions in the U.S. and global capital markets made our pursuit of capital very difficult. To date, we have been unable to raise additional capital in the amounts we require. We are now close to running out of cash and close to being forced to cease operations and liquidate our MosaiQ business. As of September 30, 2022, we had approximately $41.4 million of cash, cash equivalents and investments, compared with approximately $63.2 million of cash, cash equivalents and investments as of June 30, 2022. Our investments include approximately $16.9 million of cash invested in two funds that have suspended redemptions, and there can be no assurance that we will receive future distributions of cash from these funds.

Because of our liquidity constraints, we have not made the interest payment on our Senior Secured Notes that was due on October 17, 2022, in the amount of $4.0 million. Under the indenture governing our Senior Secured Notes, it is an "Event of Default" if our failure to make the interest payment continues for 30 days (in other words, if the payment has not been made by the close of business on November 16, 2022).

We have continued to hold discussions with various parties, including certain of our noteholders, about alternative means of obtaining access to the funding that we now urgently need. In these discussions, to date:

•
The noteholders have agreed to amend the Senior Secured Notes indenture to eliminate our obligation to make a cash interest payment otherwise due on October 17, 2022, and to require us instead to make that interest payment by issuing new debt securities to the noteholders. Because of this amendment, our failure to make the October 17, 2022 interest payment when due will no longer be a default
•
Certain of the holders of our Senior Secured Notes have committed to provide bridge funding in the form of indebtedness in the amount of $3.7 million, when our available cash on hand declines below $7.0 million. The noteholders' obligations to fund the loan will be, subject to certain documentary conditions and deliverables

We continue to have constructive discussions with our noteholders regarding a restructuring of our outstanding indebtedness as well as additional funding, although noteholders are not presently contractually committed to provide or negotiate this funding and there is no assurance they will do so.

We understand that the noteholders' willingness to continue to pursue the potential funding arrangements summarized above is premised on a change in our business strategy in which we would suspend our activities focused on the commercialization of our transfusion diagnostics products and would instead focus in the near term exclusively on development and commercialization of

MosaiQ products for the autoimmune and allergy clinical diagnostics markets. This change in strategy would involve our implementation of significant cost reductions, including reductions in employee headcount.

There is no assurance that our negotiations with the noteholders or with other parties will result in definitive agreements or in our receipt of funding. If we are unable to reach definitive agreements and consummate a funding in the next few weeks, we may be required to shut down and liquidate our MosaiQ business or, possibly, to seek protection under applicable bankruptcy or insolvency laws. In either case, we expect that a restructuring of our balance sheet, the procurement of additional funding, or a bankruptcy proceeding, would likely result in the extinguishment, through cancellation for no consideration or through dilution, of all of our outstanding equity interests, including any outstanding options or warrants. To the extent we liquidate our MosaiQ business and/or commence an insolvency or bankruptcy proceeding, we expect we would seek to continue operating our Alba business but we would have no realistic prospect of repaying all our existing liabilities in full.

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

In November 2022, Quotient implemented a reverse stock split of its shares of common stock in a ratio of 1-for-40. The number of shares, loss per share amounts, repurchase price per share amounts, and Common stock and Additional paid-in capital balances have been retroactively adjusted for all periods presented in this Quarterly Report on Form 10-Q to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 6 – Ordinary and Preference Shares for additional information.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2022 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and six month period ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2023 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $809.8 million as of September 30, 2022. At September 30, 2022, the Company had available cash, cash equivalents, and investments of $41.4 million. Our investments include approximately $16.9 million of cash invested in two funds that have suspended redemptions.

As discussed above, under "Updates on Liquidity, Financial Condition and Company Strategy," there is substantial doubt about our ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $0 at September 30, 2022 and $8.0 million at March 31, 2022, held in a cash reserve account pursuant to the indenture governing the Company’s 12% Senior Secured Notes ("the Secured Notes") and $0.8 and $0.7 million held at September 30, 2022 and March 31, 2022, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in two of the funds were impaired. We recorded $0.2 million and $1.2 million in impairment expenses in the three and six month periods ended September 30, 2022 related to litigation and administrative costs expected to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of September 30, 2022 and March 31, 2022.

Revenue Recognition

In the three and six month period ended September 30, 2022, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2022, there were no other material revenues to be recognized in future periods related to remaining performance obligations at September 30, 2022.

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

Recently Issued Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements.

Note 3. Debt

Total debt comprises:

	September 30, 2022	March 31, 2022
Secured Notes	$132,917	$132,917
Debt discount, net of amortization	(13,927)	(13,854)
Deferred debt costs, net of amortization	(2,238)	(2,678)
Carrying value Secured Notes	116,752	116,385

Royalty liability	24,938	40,076

Convertible Notes	105,000	105,000
Debt discount, net of amortization	(22,571)	(24,968)
Deferred debt costs, net of amortization	(2,839)	(3,180)
Carrying value Convertible Notes	79,590	76,852
Total Debt	$221,280	$233,313

The Company’s debt at September 30, 2022 and March 31, 2022 comprises the Secured Notes, the royalty liability, and the Convertible Notes.

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

As discussed above, because of our liquidity constraints, we have not made the interest payment on our Senior Secured Notes that was due on October 17, 2022, in the amount of $4.0 million. Under the indenture governing our Senior Secured Notes, it is an "Event of Default" if our failure to make the interest payment continues for 30 days (in other words, if the payment has not been made by the close of business on November 16, 2022). The noteholders have agreed to amend the Senior Secured Notes indenture to eliminate our obligation to make a cash interest payment otherwise due on October 17, 2022, and instead make a payment in kind through the issuance of new debt securities. Because of this amendment, our failure to make the October 17, 2022 interest payment when due will no longer be a default.

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

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company agreed among other things to issue them (i) an aggregate of 23,319 of the Company’s ordinary shares, nil par value per share (the "Consent Shares") and (ii) 5-year warrants to purchase an aggregate of 46,100 of the Company’s ordinary shares for $160 per share (the " 2021 Consent Warrants"). The Company filed a registration statement with the SEC covering resales of the Consent Shares and the shares issuable on exercise of the 2021 Consent Warrants. The fair value of Consent Shares not yet issued are included in accrued expenses and other current liabilities and the fair value of 2021 Consent Warrants is included in derivative liabilities within our condensed consolidated balance sheet. Changes in fair value are recognized within Other, net in the accompanying condensed consolidated financial statements.

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

The Sixth Supplemental Indenture includes a change to the amortization payment schedule of the Secured Notes from requiring semi-annual payments ranging from $12.1 million to $24.2 million beginning in April 2023, to requiring quarterly payments of $2.5 million beginning on July 15, 2024 and ending on July 15, 2025, with the remaining principal balance due on October 15, 2025, which will reduce expected amortization payments by $93.0 million over the next 36 months prior to the payment of the remaining principal balance at maturity. It removes the requirement that we maintain a cash reserve account for the benefit of holders of the Secured Notes, and adds a covenant that we maintain a minimum liquidity of at least $8.0 million, comprised of cash and certain other eligible investments, as of the end of each fiscal quarter. It provides that 40% of the net cash proceeds from a sale of all or a material portion of our Alba business, subject to certain exceptions, will be applied to repay Senior Secured Notes and the remaining 60% may be used by us to fund operating expenses, capital expenditures and other investments permitted by the Sixth Supplemental Indenture. We have also agreed that the holders of the Secured Notes will be entitled to appoint an observer to our board of directors. In addition, the debt incurrence covenant in the indenture governing our Convertible Notes has been amended to reduce our ability to incur indebtedness under certain baskets by the amount of any repayment of the Secured Notes as described above.

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company issued them 5-year warrants to purchase an aggregate of 212,364 of the Company’s ordinary shares for $30 per share (''2022 Consent Warrants"). The Company also filed a registration statement with the SEC covering resales of the shares issuable on exercise of the 2022 Consent Warrants.

The new principal amortization schedule of the Secured Notes is as follows:

Payment Date	Amount
July 15, 2024	$2,500
October 15, 2024	2,500
January 1, 2025	2,500
April 15, 2025	2,500
July 15, 2025	2,500
October 15, 2025	The principal balance then outstanding

The Company is currently in the process of renegotiating elements of the Senior Secured Notes. See Note 1 for additional information.

Royalty liability

In connection with the three issuances of the Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" to be treated as debt. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. The decrease in value of the royalty rights agreement from $40.1 million at March 31, 2022 to $24.9 million September 30, 2022, is due to the Company's decision to prioritize the clinical portfolio, which is not subject to the royalty rights agreement, through at least calendar year 2025 which resulted in a reversal of all non-cash interest expense recognized to date for the royalty liability. The royalty liability will be held at the initial carrying amount unless the liability meets criteria necessary for debt extinguishment under ASC 405-20, Extinguishments of Liabilities or until estimated future cash outflows exceed the current carrying value which would result in additional interest expense to be recognized.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the "Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. Accrued interest of $1.9 and $1.7 million is included in accrued expenses and other current liabilities in the accompanying condensed consolidated financial statements at September 30, 2022 and September 30, 2021 respectively.

At any time before the close of business on the second business day immediately before the maturity date, holders of the Convertible Notes can convert the Convertible Notes either in whole or in part into the Company’s ordinary shares at an initial conversion rate of 176.3668 ordinary shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustments.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") and ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40"). Based upon the Company’s analysis, it was determined the Convertible Notes contain embedded features that need to be separately accounted for as a derivative liability component. The proceeds received from the issuance of the convertible debt instruments were bifurcated and recorded as a liability within derivative liabilities in the consolidated balance sheet. The convertible loan derivative is measured at fair value and changes are recognized within the accompanying condensed consolidated financial statements within Other, net.

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. The total interest expense was $5.2 and $3.4 million with coupon interest of $2.5 and $1.7 million and the amortization of debt discount and issuance costs of $2.7 and $1.7 million, for the six month periods ended September 30, 2022 and 2021, respectively. The total interest expense was $2.6 and $2.5 million with coupon interest of $1.2 and $1.3 million and the amortization of debt discount and issuance costs of $1.4 and $1.2 million, for the three month periods ended September 30, 2022 and 2021, respectively

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	September 30, 2022	March 31, 2022
Raw materials	$5,215	$10,228
Work in progress	2,398	7,154
Finished goods	5,145	4,654
Total inventories	$12,758	$22,036

Inventory at September 30, 2022 included $2,450 of raw materials, $0 of work in progress and $2,954 of finished goods related to the MosaiQ project. Inventory at March 31, 2022, included $6,761 of raw materials, $4,252 of work in progress and $2,758 of finished goods related to the MosaiQ project. During the quarter ended September 30, 2022, the Company recorded a write-off of $8.8 million in inventory and a $5.1 million write-off of prepaid assets related to the transfusion related MosaiQ assets. Included in other accrued expenses at September 30, 2022, is $1,228 of projected losses on firm purchase commitments recorded in other accrued expenses and $668 recorded in other long term liabilities related to the determination that certain firm purchase commitments no longer have an alternative future use.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	March 31, 2022
Accrued legal and professional fees	$1,912	$1,254
Accrued interest	5,247	9,235
Goods received not invoiced	2,780	1,304
Accrued capital expenditure	352	193
Other accrued expenses	4,754	3,743
Total accrued expenses and other current liabilities	$15,045	$15,729

Note 5. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,736	$—	$24,736
Total assets measured at fair value	$—	$24,736	$—	$24,736

Liabilities:
Convertible loan derivatives(2)	—	1,153	—	1,153
Debt related Consent Warrants(3)	—	1,538	—	1,538
Debt related Consent Shares	6	—	—	6
Total liabilities measured at fair value	$6	$2,691	$—	$2,697

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,778	$—	$24,778
Total assets measured at fair value	$—	$24,778	$—	$24,778

Liabilities:
Convertible loan derivatives(2)	—	11,858	—	11,858
Debt related Consent Warrants(3)	—	1,657	—	1,657
Debt related Consent Shares	77	—	—	77
Total liabilities measured at fair value	$77	$13,515	$—	$13,592
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
(3)
The fair value of the 2021 and 2022 Consent Warrants (collectively ''Consent Warrants''), has been determined by utilizing a Black-Scholes model using market-based observable inputs such as historical share prices for Quotient Limited, quotations for US treasury interest rates, and implied volatility obtained from third party market price quotations.

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

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022 and we have maintained that classification in September 30, 2022. On November 11, 2022, we received a $2.6 million cash payment from Credit Suisse related to the final liquidation of the Credit Suisse Supply Chain Finance Investment Grade Fund which was classified as a short-term investment in our condensed consolidated financial statements.

In the year-ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held investments served as a trigger to evaluate the investments for impairment and each quarter the Company evaluates information from Credit Suisse to determine whether there are further triggering events. Through March 31, 2022, the Company recorded $3.3 million in impairments associated with these funds. We recorded $0.2 million and $1.2 million in impairment expenses in the three and six month period ended September 30, 2022 based on information shared by Credit Suisse to CSAM investors which included updated estimates of litigation provisions and administrative expenses incurred or to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries. No impairment expense was recorded in the three or six month periods ended September 30, 2021.

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

The total unrealized gains on the short-term investments were $249 and $275 in the six month periods ended September 30, 2022 and September 30, 2021, respectively. The amount of these unrealized gains reclassified to earnings were $26 and $193 in the six month periods ended September 30, 2022 and September 30, 2021, respectively.

Note 6. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	September 30, 2022	March 31, 2022	Par value
Ordinary shares	3,396,118	2,565,284	$—
Total	3,396,118	2,565,284	$—

On June 28, 2022, the Company issued 811,458 ordinary shares in a public offering of shares at $12.00 per share.

On May 20, 2022, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that, because the closing bid price for the Company’s ordinary shares has been below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Global Market and was granted an initial compliance period of 180 calendar days to regain compliance with the minimum bid requirement or until November 16, 2022. The Company effected a 1-for-40 reverse stock split on November 2, 2022 in an effort to meet this minimum average share price requirement. No fractional shares were issued in connection with the reverse stock split. All outstanding share amounts have been restated to reflect the impact of the reverse stock split.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022
7% Cumulative Redeemable Preference shares	16,667	16,667	$1,383.00	$1,351.50
Total	16,667	16,667

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

Note 7. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units ("RSUs") issued under its share incentive plans. Share-based compensation expense amounted to $35 and $1,404 in the quarters ended September 30, 2022 and September 30, 2021, respectively, and $1,669 and $3,227 in the six month periods ended September 30, 2022 and September 30, 2021, respectively.

Share option activity

The following table summarizes share option activity:

	Number of Share Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Months)
Outstanding — March 31, 2022	71,263	$195.20	90
Granted	15,531	53.20	120
Exercised	—	—	—
Forfeited	(13,240)	257.20	—
Outstanding — September 30, 2022	73,554	$154.00	94
Exercisable — September 30, 2022	24,981	$258.00	67

At September 30, 2022, 59,440 RSUs were outstanding subject to time-based vesting and the weighted average remaining vesting period was 15 months. In addition, 460 RSUs were outstanding subject to vesting based on the achievement of various business milestones related mainly to the development, approval and marketing of MosaiQ. 53,437 RSUs were outstanding and subject to vesting based on the achievement of financial objectives in the year 2024 and 2025 assuming a 100% payout of applicable targets. The decrease in expense recognized in the quarter ended September 30, 2022 is due to an assessment that certain performance based RSU's previously deemed probable of vesting were no longer probable of vesting due to the shift in business strategy described in Note 1. If the maximum payout ratio of these awards were to be achieved of 150%, 80,156 shares would be awarded.

Note 8. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended September 30		Six months ended September 30
	2022	2021	2022	2021
Income tax expense at statutory rate	$—	$—	$—	$—
Tax rate change	—	—	—	(335)
Foreign tax rate differential	1,980	1,337	2,726	1,920
Increase in valuation allowance against deferred tax assets	(2,347)	(1,182)	(3,226)	(2,100)
Provision for income tax	$(367)	$155	$(500)	$(515)

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended September 30		Six months ended September 30
	2022	2021	2022	2021
Employer service cost	$699	$627	$1,405	$1,253
Interest cost	99	23	199	44
Expected return on plan assets	(111)	(76)	(223)	(153)
Amortization of prior service credit	14	14	28	29
Amortization of net loss	—	—	—	—
Net pension cost	$701	$588	$1,409	$1,173

The employer contributions for the six month periods ended September 30, 2022 and 2021 were $977 and $819, respectively. The estimated employer contributions for the fiscal year ending March 31, 2023 are $1,948.

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

As disclosed in Note 6 – Ordinary and Preference Shares, the Company implemented a reverse stock split in a ratio of 1-for-40 effective on November 2, 2022. The below computations of loss per share reflect the number of common stock shares after consideration for the reverse stock split. All common share and loss per share amounts have been adjusted retrospectively to give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Six months ended
	September 30		September 30,
	2022	2021	2022	2021
Numerator:
Net loss available to ordinary shareholders - basic	$(45,926)	$(27,105)	$(84,794)	(54,397)
Net loss available to ordinary shareholders - diluted	$(45,926)	$(33,858)	$(84,794)	(54,397)

Denominator:
Weighted average ordinary shares outstanding	3,394,467	2,539,191	2,997,415	2,536,992
Assumed exercise of pre-funded warrants	855,208	—	439,287	—
Weighted-average shares outstanding - basic	4,249,675	2,539,191	3,436,702	2,536,992
Weighted-average shares outstanding - diluted	4,249,675	3,002,154	3,436,702	2,536,992

Loss per share - basic	$(10.81)	$(10.67)	$(24.67)	$(21.44)
Loss per share - diluted	$(10.81)	$(11.28)	$(24.67)	$(21.44)

The 855,208 pre-funded warrants issued during the quarter ended June 30, 2022, are assumed to be exercised for the calculation of basic and diluted loss per share as the exercise price of $0.04 was deemed to be a non-substantive exercise price compared to the pre-funded cost of $11.96 per share and the fair value of our ordinary shares. These are treated as permanent equity for both basic and diluted earnings per share calculations. Pre-funded warrants are not included in shares outstanding in our statement of stockholders equity or balance sheet, however the proceeds have been included in the value of share capital therein.

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at September 30, 2022 and September 30, 2021 as their inclusion would have been anti-dilutive:

	September 30, 2022	September 30, 2021
Ordinary shares issuable on conversion of Convertible Notes at $226.80 per share(1)	462,963	—
Restricted share units awarded	113,338	68,917
Ordinary shares issuable on exercise of options to purchase ordinary shares	73,554	70,045
Ordinary shares issuable on exercise of warrants at $645.60 per share	2,788	2,788
Ordinary shares issuable on exercise of warrants at $375.00 per share	1,600	1,600
Ordinary shares issuable on exercise of 2021 Consent Warrants at $160.00 per share	46,101	—
Ordinary shares issuable on exercise of 2022 Consent Warrants at $30.00 per share	212,365	—
Consent Shares not yet issued	1,608	—
Total	914,317	143,351

(1) Ordinary shares issuable on conversion of Senior Convertible Notes at $226.80 per share, representing 462,962 shares, are anti-dilutive for the six months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 28, 2022.

The information set forth and discussed below for the quarters ended September 30, 2022 and September 30, 2021 is derived from the condensed consolidated financial statements included under Part I, Item 1 "Financial Statements" above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Updates on Liquidity, Financial Condition and Company Strategy

While we have made substantial progress toward the commercialization of our MosaiQ-based transfusion diagnostics products, that progress has been expensive and has required us to continuously raise capital. Since earlier this year we have pursued various potential methods of raising the funds that we require to complete the commercialization of our products. Adverse conditions in the U.S. and global capital markets made our pursuit of capital very difficult. To date, we have been unable to raise additional capital in the amounts we require. We are now close to running out of cash and close to being forced to cease operations and liquidate our MosaiQ business. As of September 30, 2022, we had approximately $41.4 million of cash, cash equivalents and investments, compared with approximately $63.2 million of cash, cash equivalents and investments as of June 30, 2022. Our investments include approximately $16.9 million of cash invested in two funds that have suspended redemptions, and there can be no assurance that we will receive future distributions of cash from these funds.

Because of our liquidity constraints, we have not made the interest payment on our Senior Secured Notes that was due on October 17, 2022, in the amount of $4.0 million. Under the indenture governing our Senior Secured Notes, it is an "Event of Default" if our failure to make the interest payment continues for 30 days (in other words, if the payment has not been made by the close of business on November 16, 2022).

We have continued to hold discussions with various parties, including certain of our noteholders, about alternative means of obtaining access to the funding that we now urgently need. In these discussions, to date:

•
The noteholders have agreed to amend the Senior Secured Notes indenture to eliminate our obligation to make a cash interest payment otherwise due on October 17, 2022, and to require us instead to make that interest payment by issuing new debt securities to the noteholders. Because of this amendment, our failure to make the October 17, 2022 interest payment when due will no longer be a default
•
Certain of the holders of our Senior Secured Notes have committed to provide bridge funding in the form of indebtedness in the amount of $3.7 million, when our available cash on hand declines below $7.0 million. The noteholders' obligations to fund the loan will be, subject to certain documentary conditions and deliverables

We continue to have constructive discussions with our noteholders regarding a restructuring of our outstanding indebtedness as well as additional funding, although noteholders are not presently contractually committed to provide or negotiate this funding and there is no assurance they will do so.

We understand that the noteholders' willingness to continue to pursue the potential funding arrangements summarized above is premised on a change in our business strategy in which we would suspend our activities focused on the commercialization of our transfusion diagnostics products and would instead focus in the near term exclusively on development and commercialization of MosaiQ products for the autoimmune and allergy clinical diagnostics markets. This change in strategy would involve our implementation of significant cost reductions, including reductions in employee headcount.

There is no assurance that our negotiations with the noteholders or with other parties will result in definitive agreements or in our receipt of funding. If we are unable to reach definitive agreements and consummate a funding in the next few weeks, we may be required to shut down and liquidate our MosaiQ business or, possibly, to seek protection under applicable bankruptcy or insolvency laws. In either case, we expect that a restructuring of our balance sheet, the procurement of additional funding, or a bankruptcy proceeding, would likely result in the extinguishment, through cancellation for no consideration or through dilution, of all of our outstanding equity interests, including any outstanding options or warrants. To the extent we liquidate our MosaiQ business and/or commence an insolvency or bankruptcy proceeding, we expect we would seek to continue operating our Alba business but we would have no realistic prospect of repaying all our existing liabilities in full.

In an effort to sustain our business under current market conditions as we seek additional funding, we will shift our business strategy to focus our MosaiQ innovation pipeline on clinical diagnostics with testing solutions for allergy and autoimmune while pausing the development and commercialization of our MosaiQ testing solutions in immunohematology and infectious disease immunoassay screening. As we invest and reallocate resources, we will be reducing the number of employees, partners and costs to match the clinical diagnostics priority and seek to achieve a sustainable business, subject to obtaining additional funding. The discussion below of our historical financial condition, results of operations and liquidity position do not reflect any effects or costs of the shift in our business strategy or the potential funding arrangements that we are currently discussing with our noteholders; therefore, these historical results are not indicative of our expected results in future periods.

Business Overview

We currently operate as one business segment with 450 employees in the United Kingdom, Switzerland, Dubai and the United States, as of September 30, 2022. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 45% of total revenue during the six month period ended September 30, 2022 and 43% during the three month period ended September 30, 2021.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of September 30, 2022, we had an accumulated deficit of $809.8 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2023 as we continue our investment in the commercialization of MosaiQ. For the six month period ended September 30, 2022, our total revenue was $17.7 million and our net loss was $84.8 million.

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

During the quarter ended June 30, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 811,458 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 855,208 ordinary shares at an exercise price of $0.04 per share after accounting for the reverse stock split.

As of September 30, 2022, we had available cash, cash equivalents, and investments of $41.4 million and $0.8 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our property in Eysins, Switzerland.

Regulatory and Commercial Milestones

You should read the following regulatory and commercial milestones update in conjunction with the discussion included under the sections "Item 1. Business" and "Item 1A. Risk Factors" of this report and our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 28, 2022.

Clinical diagnostics microarrays

•
We currently expect commercial launch of the clinical diagnostics autoimmune microarray to occur before the end of calendar year 2023.
•
We currently expect commercial launch of the clinical diagnostics allergy microarray to occur before the end of calendar year 2024.

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

Cost of revenue and operating expenses

Cost of revenue consists of direct labor expenses, including employee benefits, overhead expenses, material costs and freight costs, along with the depreciation of manufacturing equipment and leasehold improvements. Our gross margin represents total revenue less the cost of revenue, gross margin represents gross margin expressed as a percentage of total revenue, and gross margin on product sales represents gross margin excluding other revenues as a percentage of revenues excluding other revenues. We expect our overall cost of revenue to increase in absolute U.S. Dollars as we continue to increase our product sales volumes. However, we also believe that we can achieve efficiencies in our manufacturing operations, primarily through increasing production volumes.

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

Provision for income taxes in the three and six month periods ended September 30, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended September 30, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter Ended September 30,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$8,856	100%	$9,284	98%	$(428)	-5%
Other revenues	—	0%	183	2%	(183)	-100%
Total revenue	8,856	100%	9,467	100%	(611)	-6%
Cost of revenue	21,117	238%	4,875	51%	16,242	333%
Gross margin	(12,261)	-138%	4,592	49%	(16,853)	-367%
Operating expenses:
Sales and marketing	3,513	40%	2,640	28%	873	33%
Research and development	14,261	161%	15,754	166%	(1,493)	-9%
General and administrative	7,696	87%	10,022	106%	(2,326)	-23%
Total operating expenses	25,470	288%	28,416	300%	(2,946)	-10%
Operating loss	(37,731)	-426%	(23,824)	-252%	(13,907)	58%
Other (expense) income:
Interest income (expense), net	7,386	83%	(9,352)	-99%	16,738	-179%
Other, net	(15,214)	-172%	5,916	62%	(21,130)	-357%
Total other expense, net	(7,828)	-88%	(3,436)	-36%	(4,392)	128%
Loss before income taxes	(45,559)	-514%	(27,260)	-288%	(18,299)	67%
Provision for income taxes	(367)	—	155	—	(522)	-337%
Net loss	$(45,926)	-519%	$(27,105)	-286%	$(18,821)	69%

Revenue

Total revenue for the quarter ended September 30, 2022 decreased by 6% to $8.9 million compared with $9.5 million for the quarter ended September 30, 2021. The decrease in product sales relates primarily to reduced orders from an OEM customer in our conventional reagent business. Other revenues for the quarter ended September 30, 2021 related to a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 333% to $21.1 million for the quarter ended September 30, 2022 compared with $4.9 million for the quarter ended September 30, 2021. The increase in costs of revenue of resulted from a $15.8 million write-off of transfusion related MosaiQ inventory and purchase commitments. There were also higher costs in our conventional reagent business due to inventory write-downs and write-offs of certain products due to expiration of products and quality control tests, and higher production costs associated with inflation.

Gross margin on total revenue for the quarter ended September 30, 2022 was a $12.3 million loss, a decrease of 367% when compared with a $4.6 million profit for the quarter ended September 30, 2021. Total gross margin on sales was (138)% in the quarter ended September 30, 2022 compared to 49% in the quarter ended September 30, 2021.

Sales and marketing expenses

Sales and marketing expenses were $3.5 million for the quarter ended September 30, 2022, compared with $2.6 million for the quarter ended September 30, 2021. This increase was attributable to greater personnel and other expenses related to the planned commercial launch of MosaiQ and the opening of a sales office in the Middle-East. As a percentage of total revenue, sales and marketing expenses were 40% for the quarter ended September 30, 2022 compared to 28% for the quarter ended September 30, 2021.

Research and development expenses

Research and development expenses decreased by 9% to $14.3 million for the quarter ended September 30, 2022 compared with $15.8 million for the quarter ended September 30, 2021. The decrease in research and development expenses is driven by lower write-offs of research and development materials and lower third party costs associated with field trials in the quarter.

General and administrative expenses

General and administrative expenses decreased by 23% to $7.7 million for the quarter ended September 30, 2022, compared with $10.0 million for the quarter ended September 30, 2021. The decrease was primarily attributed to a decrease of stock compensation expense in the period where we recognized $35 in the quarter ended September 30, 2022 compared with $1,404 in the quarter ended September 30, 2021. As a percentage of total revenue, general and administrative expenses were 87% for the quarter ended September 30, 2022 compared to 106% for the quarter ended September 30, 2021.

Other (expense) income

Net interest income was $7.4 million for the quarter ended September 30, 2022 compared with $9.4 million in interest expense for the quarter ended September 30, 2021. Interest income in the quarter ended September 30, 2022 included $10.1 million of interest income on our Secured Notes and royalty liabilities compared with $6.7 million expense for the quarter ended September 30, 2021. Income recognized in 2022 resulted from decrease in the estimated payments due under the royalty rights agreement. Interest expense for the quarter ended September 30, 2022 also included $2.6 million of interest charges related to the Convertible Notes compared to $2.5 million for the quarter ended September 30, 2021. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended September 30, 2022 and September 30, 2021. In the quarter ended September 30, 2021 we realized gains of $0.1 million on our short-term money market investments while no gains were recognized in September 30, 2022.

Other, net was a $15.2 million expense for the quarter ended September 30, 2022 compared with a $5.9 million gain for the quarter ended September 30, 2021. For the quarter ended September 30, 2022 this comprised a $2.1 million gain related to the change in fair value associated with derivative liabilities, a $0.2 million impairment related to the change in estimated fair value of CSAM funds and $17.1 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies. In the quarter ended September 30, 2021 this comprised a $9.3 million gain related to the change in fair value associated with the Convertible Loan derivatives and $3.4 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies

Provision for income taxes

Provision for income taxes in the quarter ended September 30, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Comparison of the Six Month Periods ended September 30, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Six months ended September 30,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$17,670	100%	$18,325	99%	$(655)	-4%
Other revenues	—	0%	231	1%	(231)	-100%
Total revenue	17,670	100%	18,556	100%	(886)	-5%
Cost of revenue	27,237	154%	9,652	52%	17,585	182%
Gross margin	(9,567)	-54%	8,904	48%	(18,471)	-207%
Operating expenses:
Sales and marketing	6,819	39%	5,133	28%	1,686	33%
Research and development	28,407	161%	29,285	158%	(878)	-3%
General and administrative	18,733	106%	20,198	109%	(1,465)	-7%
Total operating expenses	53,959	305%	54,616	294%	(657)	-1%
Operating (loss)	(63,526)	-360%	(45,712)	-246%	(17,814)	39%
Other income (expense):
Interest income (expense), net	(1,188)	-7%	(12,354)	-67%	11,166	-90%
Other, net	(19,580)	-111%	4,184	23%	(23,764)	-568%
Total other expense, net	(20,768)	-118%	(8,170)	-44%	(12,598)	154%
Loss before income taxes	(84,294)	-477%	(53,882)	-290%	(30,412)	56%
Provision for income taxes	(500)	—	(515)	—	15	-3%
Net loss	$(84,794)	-480%	$(54,397)	-293%	$(30,397)	56%

Revenue

Total revenue for the six month period ended September 30, 2022 decreased by 5% to $17.7 million, compared with $18.6 million for the six month period ended September 30, 2021.

The decrease in product sales relates primarily to reduced orders from an OEM customer in our conventional reagent business. Other revenues for the six month period ended September 30, 2021 related to a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 182% to $27.2 million for the six month period ended September 30, 2022, compared with $9.7 million for the six month period ended September 30, 2021. The increase in costs of revenue of resulted from a $15.8 million write-down of transfusion related MosaiQ inventory and purchase commitments. There were also higher costs in our conventional reagent business due to inventory write-downs and write-offs of certain products due to expiration of products and quality control tests, higher production costs associated with inflation, and higher costs associated with sales mix in the six month period ended September 30, 2022.

Gross margin on total revenue for the six month period ended September 30, 2022 was a $9.6 million loss, compared with $8.9 million gross margin for the six month period ended September 30, 2021.

Sales and marketing expenses

Sales and marketing expenses were $6.8 million for the six month period ended September 30, 2022, compared with $5.1 million for the six month period ended September 30, 2021. This increase was attributable to greater personnel and other expenses related to commercial launch activities with MosaiQ, opening of a sales office in the Middle-East, and related travel costs. As a percentage of total revenue, sales and marketing expenses were 39% for the six month period ended September 30, 2022 compared to 28% for the six month period ended September 30, 2021.

Research and development expenses

Research and development expenses decreased by 3% to $28.4 million for the six month period ended September 30, 2022, compared with $29.3 million for the six month period ended September 30, 2021. The decrease in research and development expenses in 2022, is driven by a payment of $1.5 million related to the costs of our intellectual property license with TTP which were incurred in 2021 but did not occur in 2022. This was offset by higher expenses related to additional employee and third party expenses to support planned field trials and product development.

General and administrative expenses

General and administrative expenses decreased by 7% to $18.7 million for the six month period ended September 30, 2022, compared with $20.2 million for the six month period ended September 30, 2021. The decrease is primarily driven by a reduction in stock compensation expense which was $1.7 million in the six month period ended September 30, 2022 compared with $3.2 million in the six month period ended September 30, 2021. As a percentage of total revenue, general and administrative expenses were 106% for the six month period ended September 30, 2022 and 109% for the six month period ended September 30, 2021.

Other income (expense)

Net interest expense was $1.2 million for the six month period ended September 30, 2022, compared with $12.4 million for the six month period ended September 30, 2021. Interest expense in the six month period ended September 30, 2021 included $4.5 million of interest income on our Secured Notes and royalty liabilities compared with $8.6 million in expense the six month period ended September 30, 2021. The decreased expense reflected changes in the royalty cost estimates. Interest expense for the six month period ended September 30, 2022 also included $5.2 million of interest charges related to the Convertible Notes compared to $3.4 million for the quarter ended September 30, 2021. Net interest expense also included $0.5 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the six month periods ended September 30, 2022 and September 30, 2021. In addition, in the six month period ended September 30, 2021 we realized interest income of $0.1 million on our short-term money market investments while no interest income was recognized in the six month period ended September 30, 2022.

Other, net was $19.6 million in expense for the six month period ended September 30, 2022 compared with a $4.2 gain for the six month period ended September 30, 2021. For the six month period ended September 30, 2022 this comprised a $12.9 million gain related to the change in fair value associated with the Convertible Loan derivatives and warrants, $31.3 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies, and a $1.2 million impairment related to the change in estimated fair value of CSAM funds. For the six month period ended September 30, 2021 this comprised a $7.3 million gain related to the change in fair value associated with the Convertible Loan derivatives and $3.1 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies.

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

Liquidity and Capital Resources

See "Updates on Liquidity, Financial Condition and Company Strategy" above for a discussion of recent developments affecting our current and expected liquidity and capital resources.

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of September 30, 2022, we had an accumulated deficit of $809.8 million. During the six month period ended September 30, 2022, we incurred a net loss of $84.8 million and used $64.3 million of cash in operating activities. As described under results of operations, our use of cash during the six month period ended September 30, 2022 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

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

During the six month period ended September 30, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 811,458 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 855,208 ordinary shares at an exercise price of $0.04 per share.

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

Cash Flows for the quarter ended September 30, 2022 and 2021

Operating activities

Net cash used in operating activities was $64.3 million during the six month period ended September 30, 2022, which included net losses of $84.8 million offset by non-cash items of $24.1 million. Non-cash items were depreciation and amortization expense of $2.9 million, share-based compensation expense of $1.7 million, a decrease from the change in fair value of loan derivatives of $13.0 million, Swiss pension costs of $0.4 million, amortization of debt discounts, royalty, and unrealized foreign currency loss on debt of $29.1 million, impairment of investments of $1.2 million, accrued preference share dividends of $0.5 million, deferred lease rentals of $0.8 million and income taxes of $0.5 million. We also experienced a net cash outflow of $3.6 million from changes in operating assets and liabilities during the period, consisting of a $0.9 million reduction in accrued compensation and benefits, a $7.2 million decrease in inventories, a decrease of $10.2 million from a net change in other assets and liabilities, a $0.1 million reduction in accounts payable and accrued liabilities, and a $0.4 million decrease in accounts receivables.

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

Investing activities

Net cash (used in) provided by investing activities was $1.2 million for the six month period ended September 30, 2022 compared to $43.0 million for the quarter ended September 30, 2021. We spent $1.1 million on purchases of property and equipment in the six month period ended September 30, 2022, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure.

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

Financing activities

Net cash provided by financing activities was $17.6 million during the six month period ending September 30, 2022, consisting of $17.9 million of proceeds related to the issuance of ordinary shares and warrants after deducting issuance costs and $0.3 million of repayments on finance leases.

Net cash provided by financing activities was $88.0 million during the quarter ended September 30, 2021, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.3 million of repayments on finance leases.

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

As of September 30, 2022, we had $41.4 million of available cash, cash equivalents, and investments and $0.8 million of restricted cash held as part of the arrangements relating to our Secured Notes and the lease of our properties in Eysins, Switzerland.

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

Recent Accounting Pronouncements

We did not adopt any other new accounting pronouncements during the six month period ended September 30, 2022 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal or governmental proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

Our cash resources have been depleted and our ability to continue as a going concern is in doubt.

As of September 30, 2022, we had approximately $41.4 million of cash, cash equivalents and investments, which amount includes approximately $16.9 million of cash invested in two funds that have suspended redemptions, and there can be no assurance that we will receive any future distributions of cash from these funds. Recent developments have called into question our ability to execute successfully on our business strategy and indeed on our ability to continue as a going concern. Adverse conditions in the U.S. and global capital markets made our pursuit of the additional capital that we require for our business strategy very difficult. We have been unable to raise additional capital in the amounts we require. We are now close to running out of cash and being forced to cease operations and liquidate our MosaiQ business.

We have continued to hold discussions with various parties about alternative means of obtaining access to the funding that we now urgently need. There is no assurance that these negotiations will result in definitive agreements or in our receipt of funding, and any such agreements will be subject to a number of conditions, some of which will likely be outside of our control. If we are unable to reach definitive agreements and consummate a funding in the next few weeks, we may be required to shut down and liquidate our MosaiQ business or, possibly, to seek protection under applicable bankruptcy or insolvency laws.

We expect that we will either complete a debt restructuring or commence an insolvency proceeding and in either case, our outstanding ordinary and preferred shares and ordinary share equivalents likely will be cancelled for no consideration or effectively extinguished through dilution

While the details of the potential funding arrangements being discussed with noteholders have yet to be finalized, at present we expect that when these arrangements are implemented, all of our outstanding ordinary and preferred shares and all outstanding options and warrants to acquire ordinary shares likely will be cancelled for no consideration or effectively extinguished through dilution.

We may not be able to maintain our listing on the Nasdaq Global Market, which could have a material adverse effect on us and our shareholders.

On May 24, 2022, we announced that that we received written notice from the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that on May 20, 2022, the average closing price of our ordinary shares over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement"). To regain compliance, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of 10 consecutive business days during the initial compliance period which ends on November 16, 2022. On November 2, 2022, we implemented a reverse split of our ordinary shares in an effort to increase the price of our shares above $1.00 and satisfy the Bid Price Requirement.

On August 9, 2022, we received a notice from Nasdaq notifying us that we also are not in compliance with the market value of listed securities requirement set forth in Nasdaq Listing Rule 5450(b)(2)(A) for continued listing on the Nasdaq Global Market (the “MVLS Requirement”). Nasdaq Listing Rule 5450(b)(2)(A) requires a company’s listed securities to maintain a minimum market value of at least $50 million, and Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet such requirement exists if the deficiency continues for a period of 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(C) we have 180 calendar days, or until February 6, 2023, to regain compliance with the MVLS Requirement.

We intend to monitor both the bid price and the market value of our ordinary shares and will evaluate available options to regain compliance with each of the Bid Price Requirement and the MVLS requirement and remain listed on The Nasdaq Global Market. If the Company is unable to satisfy either requirement prior to the respective compliance dates, we expect that Nasdaq will notify us that our ordinary shares are subject to delisting, at which point we may appeal the delisting determination.

There can be no assurance that we will be able to regain compliance with either the Bid Price Requirement or the MVLS Requirement or maintain compliance with any other listing requirements. The de-listing of our ordinary shares from the Nasdaq Global Select Market could negatively impact us by (i) reducing the liquidity and market price of our ordinary shares; (ii) reducing the number of investors willing to hold or acquire our ordinary shares, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to access the public capital markets; (iv) impairing our ability to provide equity incentives to our employees; and (v) triggering certain rights of the holders of our Convertible Notes.

Other than those disclosed above, there have been no other material changes in the risk factors described in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Employment Agreement, dated October 1, between the Company and Mohammad El Khoury
31.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Manuel O. Méndez, Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ali Kiboro, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUOTIENT LIMITED

Date: November 14, 2022	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: November 14, 2022	/s/ Ali Kiboro
Ali Kiboro Chief Financial Officer