Form 10-Q
period 2022-12-31
Quotient Ltd
filed 2023-02-09
CIK 1596946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36415

QUOTIENT LIMITED

(Exact name of registrant as specified in its charter)

Jersey, Channel Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Business Park Terre Bonne, Route de Crassier 13, 1262 Eysins, Switzerland	Not Applicable
(Address of principal executive offices)	(Zip Code)

011-41-22-716-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of February 2, 2023, there were 4,035,013 Ordinary Shares, nil par value, of Quotient Limited outstanding.

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

Forward-looking statements include statements about:

•
the consummation of the Transaction (as defined in the Transaction Support Agreement), and its impact on our outstanding ordinary and preferred shares and outstanding options and warrants to acquire ordinary shares, which will be cancelled for no consideration or extinguished in connection with the Transaction;
•
our ability to obtain Bankruptcy Court approval with respect to motions or other requests made to the Bankruptcy Court;
•
the effects of our bankruptcy proceedings on our liquidity or results of operations or business prospects;
•
the effects of our bankruptcy proceedings on our business and the interests of various constituents;
•
increased levels of employee attrition during our bankruptcy proceedings;
•
the length of time that we will operate under Chapter 11 protection;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,934	$65,059
Short-term investments	—	2,626
Trade accounts receivable, net	6,647	6,272
Inventories	14,327	22,036
Prepaid expenses and other current assets	7,587	5,761
Total current assets	40,495	101,754
Restricted cash	869	8,744
Long-term investments	15,580	15,467
Property and equipment, net	29,440	33,242
Operating lease right-of-use assets	28,014	29,411
Intangible assets, net	435	520
Deferred income taxes	141	123
Other non-current assets	4,352	4,728
Total assets	$119,326	$193,989
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,813	$4,524
Accrued compensation and benefits	9,414	8,503
Accrued expenses and other current liabilities	13,017	15,729
Current portion of operating lease liability	4,046	3,535
Current portion of finance lease obligation	341	537
Total current liabilities	29,631	32,828
Long-term debt, less current portion	240,288	233,313
Derivative liabilities	41	13,515
Operating lease liability, less current portion	27,583	28,753
Finance lease obligation, less current portion	136	388
Deferred income taxes	1,849	1,988
Defined benefit pension plan obligation	5,370	4,777
7% Cumulative redeemable preference shares	23,313	22,525
Total liabilities	328,211	338,087
Commitments and contingencies
Shareholders' equity (deficit):
Ordinary shares (nil par value) 4,035,013 and 2,565,284 issued and outstanding at December 31, 2022 and March 31, 2022 respectively	558,639	540,736
Additional paid in capital	48,992	46,399
Accumulated other comprehensive loss	6,644	(6,191)
Accumulated deficit	(823,160)	(725,042)
Total shareholders' equity (deficit)	(208,885)	(144,098)
Total liabilities and shareholders' equity (deficit)	$119,326	$193,989

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data and per share data)

	Quarter ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenue:
Product sales	$9,954	$10,172	$27,624	$28,497
Other revenues	—	—	—	231
Total revenue	9,954	10,172	27,624	28,728
Cost of revenue	(3,904)	(7,928)	(31,141)	(17,579)
Gross margin	6,050	2,244	(3,517)	11,149
Operating expenses:
Sales and marketing	(3,298)	(2,878)	(10,117)	(8,011)
Research and development, net of government grants	(15,909)	(13,260)	(44,316)	(42,545)
General and administrative expense:
Compensation expense in respect of share options and management equity incentives	(924)	(2,319)	(2,593)	(5,546)
Other general and administrative expenses	(11,470)	(15,038)	(28,534)	(32,009)
Total general and administrative expense	(12,394)	(17,357)	(31,127)	(37,555)
Total operating expense	(31,602)	(33,495)	(85,560)	(88,111)
Operating loss	(25,551)	(31,251)	(89,077)	(76,962)
Other income (expense):
Interest expense, net	(8,233)	(9,559)	(9,421)	(21,914)
Other, net	20,591	(3,507)	1,011	677
Other income (expense), net	12,358	(13,066)	(8,410)	(21,237)
Loss before income taxes	(13,193)	(44,317)	(97,487)	(98,199)
Provision for income taxes	(131)	(504)	(631)	(1,019)
Net loss	$(13,324)	$(44,821)	$(98,118)	$(99,218)
Other comprehensive income (loss):
Change in fair value of effective portion of foreign currency cash flow hedges	$—	$(37)	$—	$(380)
Change in unrealized gain on short-term investments	(50)	—	(24)	(193)
Foreign currency (loss) gain	(14,359)	788	12,817	2,798
Provision for pension benefit obligation	14	15	42	44
Other comprehensive income (loss), net	(14,395)	766	12,835	2,269
Comprehensive loss	$(27,719)	$(44,055)	$(85,283)	$(96,949)
Net loss available to ordinary shareholders - basic and diluted	$(13,324)	$(44,821)	$(98,118)	$(99,218)
Loss per share - basic and diluted	$(3.13)	$(17.55)	$(26.45)	$(39.03)
Weighted-average shares outstanding - basic and diluted	4,250,698	2,553,179	3,709,021	2,542,394

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(Expressed in thousands of U.S. Dollars — except for share data)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
September 30, 2022	3,396,118	$558,639	$48,068	$21,039	$(809,836)	$(182,090)
Issue of shares upon exercise of pre-funded warrants	630,273	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUs	8,622	—	—	—	—	—
Net loss	—	—	—	—	(13,324)	(13,324)
Change in unrealized gain on short-term investments	—	—	—	(50)	—	(50)
Foreign currency loss	—	—	—	(14,359)	—	(14,359)
Provision for pension benefit obligation	—	—	—	14	—	14
Other comprehensive loss				(14,395)		(14,395)
Stock-based compensation	—	—	924	—	—	924
December 31, 2022	4,035,013	$558,639	$48,992	$6,644	$(823,160)	$(208,885)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Equity (Deficit)
March 31, 2022	2,565,284	$540,736	$46,399	$(6,191)	$(725,042)	$(144,098)
Issue of shares and pre-funded warrants, net of issue costs of $2,097	811,458	17,903	—	—	—	17,903
Issue of shares upon exercise of pre-funded warrants	630,273	—	—	—	—	—
Issue of shares upon exercise of incentive share options and vesting of RSUs	27,998	—	—	—	—	—
Net loss	—	—	—	—	(98,118)	(98,118)
Change in unrealized gain on short-term investments	—	—	—	(24)	—	(24)
Foreign currency gain	—	—	—	12,817	—	12,817
Provision for pension benefit obligation	—	—	—	42	—	42
Other comprehensive loss	—	—	—	12,835	—	12,835
Stock-based compensation	—	—	2,593	—	—	2,593
December 31, 2022	4,035,013	$558,639	$48,992	$6,644	$(823,160)	$(208,885)

The accompanying notes form an integral part of these condensed consolidated financial statements.

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
September 30, 2021	2,539,790	$540,733	$41,343	$(13,095)	$(654,309)	$(85,328)
Issue of shares upon exercise of incentive share options and vesting of RSUs	1,267	(1)	—	—	—	(1)
Issue of Consent Shares associated with Senior Secured Note modification	21,711		2,263			2,263
Net loss	—	—	—	—	(44,821)	(44,821)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(37)	—	(37)
Change in unrealized gain on short-term investments	—	—	—	—	—	—
Foreign currency gain	—	—	—	788	—	788
Provision for pension benefit obligation	—	—	—	15	—	15
Other comprehensive loss				766		766
Stock-based compensation	—	—	1,511	—	—	1,511
December 31, 2021	2,562,768	$540,732	$45,117	$(12,329)	$(699,130)	$(125,610)

	Ordinary shares		Additional paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	capital	Loss	Deficit	Deficit
March 31, 2021	2,531,610	$540,813	$38,116	$(14,598)	$(599,912)	$(35,581)
Issue of shares upon exercise of incentive share options and vesting of RSUs	9,447	(81)			—	(81)
Issue of Consent Shares associated with Senior Secured Note modification	21,711		2,263		—	2,263
Net loss		—	—		(99,218)	(99,218)
Change in the fair value of foreign currency cash flow hedges	—	—	—	(380)	—	(380)
Change in unrealized gain on short-term investments	—	—	—	(193)	—	(193)
Foreign currency gain	—	—	—	2,798	—	2,798
Provision for pension benefit obligation	—	—	—	44	—	44
Other comprehensive loss				2,269		2,269
Stock-based compensation			4,738			4,738
December 31, 2021	2,562,768	$540,732	$45,117	$(12,329)	$(699,130)	$(125,610)

The accompanying notes form an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Expressed in thousands of U.S. Dollars)

	Nine months ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(98,118)	$(99,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and loss on disposal of fixed assets	4,285	5,696
Share-based compensation	2,593	4,738
Increase in deferred lease rentals	922	505
Swiss pension obligation	624	493
Amortization of debt discount, royalty, and unrealized foreign currency loss (gains) on debt	12,990	6,377
Impairment of investments	1,201	—
Change in fair value of derivative instruments	(15,647)	(3,926)
Accrued preference share dividends	788	788
Provision for income taxes	632	1,109
Net change in assets and liabilities:
Trade accounts receivable, net	(744)	(879)
Inventories	6,544	(468)
Accounts payable and accrued liabilities	2,280	(3,805)
Accrued compensation and benefits	1,401	(5,239)
Other assets and liabilities	(8,997)	(2,344)
Net cash used in operating activities	(89,246)	(96,173)
INVESTING ACTIVITIES:
Increase in short-term investments	—	(4,500)
Realization of short-term investments	2,612	51,425
Purchase of property and equipment	(1,666)	(2,282)
Net cash from investing activities	946	44,643
FINANCING ACTIVITIES:
Repayment of finance leases	(450)	(528)
Proceeds from issuance of long-term debt	10,000	104,222
Debt issuance costs	—	(3,732)
Repayment of long-term debt	—	(12,083)
Proceeds from (cost of) issuance of ordinary shares and warrants	17,903	(81)
Net cash generated from financing activities	27,453	87,798
Effect of exchange rate fluctuations on cash and cash equivalents	(153)	2,404
Change in cash and cash equivalents	(61,000)	38,672
Beginning cash and cash equivalents	73,803	54,697
Ending cash and cash equivalents	$12,803	$93,369
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,934	$85,060
Restricted cash	$869	$8,309
Total cash, cash equivalents and restricted cash	$12,803	$93,369

The accompanying notes form an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in thousands of U.S. Dollars — except for share data and per share data, unless otherwise stated)

Note 1. Description of Business and Basis of Presentation

Description of Business

The principal activity of Quotient Limited (the "Company") and its subsidiaries (the "Group") is the development, manufacture and sale of products for the global transfusion and clinical diagnostics market. Products manufactured by the Group are sold to hospitals, blood banking operations and other diagnostics companies worldwide. Through our subsidiary Alba Bioscience Limited ("Alba"), we manufacture, distribute and sell conventional reagent products used primarily to identify blood group antigens and antibodies in donor and patient blood and to perform daily quality assurance testing for third-party blood grouping instrument platforms. For several years we have invested heavily in an innovative blood testing technology that we call MosaiQ. Since our initial public offering, our focus has been on developing our proprietary MosaiQ technology for use in blood grouping and donor disease screening, which is commonly referred to as transfusion diagnostics. More recently, we have explored MosaiQ's potential for use beyond transfusion diagnostics in the larger clinical diagnostics market. Specifically, as discussed in our periodic reports filed with the SEC, we recently shifted our focus to potential applications for MosaiQ in the autoimmune and allergy clinical diagnostics markets. Our Alba business is profitable. To date, our MosaiQ business has incurred substantial losses and we expect it will continue to incur losses unless and until it successfully commercializes one or more products.

Updates on Liquidity, Financial Condition and Company Strategy

On December 5, 2022 the Company entered into an agreement (together with all exhibits, annexes and schedules thereto, the “Transaction Support Agreement”), with (i) holders of all of its outstanding senior secured notes (the "Senior Secured Notes") issued under that certain Indenture, dated as of October 14, 2016 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "Senior Secured Notes Indenture"), by and among the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, and (ii) holders of more than 99% of its convertible notes (the "Convertible Notes") issued under that certain Indenture, dated as of May 26, 2021 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the "Convertible Notes Indenture" and together with the Senior Secured Notes Indenture, the "Indentures"), by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee (such holders of the Senior Secured Notes and Convertible Notes, collectively, the "Consenting Noteholders"), whereby the Consenting Noteholders have agreed to support a restructuring of the Company’s balance sheet, which is intended to be effectuated pursuant to a set of transactions to be commenced by the Company (collectively, the "Transactions").

In connection with the Transactions, all of the Company’s outstanding equity securities (including its ordinary shares, preferred shares, options and warrants) are expected to be extinguished and cancelled for either nominal or no consideration (in accordance with Jersey law). As a result of this, on December 12, 2022, the Company notified the Nasdaq Stock Market LLC of its intention to voluntarily withdraw its ordinary shares from listing on the Nasdaq Global Market. In order to implement the delisting, the Company filed a Form 25 with the Securities and Exchange Commission on December 22, 2022. The delisting of the Company’s ordinary shares took effect no earlier than ten days after the date of that Form 25 filing. As a result of this voluntary delisting, the last full trading day of its ordinary shares on the Nasdaq Global Market was December 30, 2022. The Company does not intend to apply to list its ordinary shares on any other stock exchange or for quotation of its ordinary shares in any quotation medium. The Transactions are intended to reduce the Company’s debt obligations and inject liquidity into the Company’s business as necessary to effectuate its strategy shift.

Under the Transaction Support Agreement, the Company and the Consenting Noteholders have agreed to act in good faith to consummate the Transactions and have undertaken other customary commitments to one another. The Consenting Noteholders have also agreed to forbear from exercising, for so long as the Transaction Support Agreement is in full force and effect, any and all rights and remedies in contravention of the Transaction Support Agreement, which are or becomes available to them in respect of the Senior Secured Notes, the Convertible Notes or any other claims or interests in connection therewith.

The Transaction Support Agreement contains certain deadlines relating to the Transactions, which include deadlines (collectively, the "Milestones") related to implementing the Transactions either through (i) the filing of a petition for relief under chapter 11 of the U.S. Bankruptcy Code in order to effect a plan of reorganization (the "Plan") that implements a fully consensual restructuring (the "Consensual Transaction") or (ii) parallel creditor schemes of arrangements in England and Jersey (the "Fallback Scheme"), in each case as described in, and contemplated under, the Implementation Steps Memorandum attached to the Transaction Support Agreement as Exhibit B (the "Implementation Steps Memo"), as well as an outside date of May 1, 2023 for the consummation of a Consensual Transaction or Fallback Scheme (such date, the "Outside Date"). The Transaction Support Agreement provides that Requisite Consenting Noteholders (as defined below) can direct the Company to implement the Transactions via alternative implementation steps, subject to the Fiduciary Out (as defined below).

If the board of directors of the Company reasonably determines, after considering the advice of outside counsel, that taking certain actions, or refraining to take certain actions, is reasonably required for such board of directors to comply with its fiduciary duties (including if such actions would require expenditures in excess of the Company’s available liquidity), the Transaction Support Agreement provides that such board of directors may elect not to take, or refrain to take, such actions (such election, the “Fiduciary Out”). The Company may terminate the Transaction Support Agreement upon, among other circumstances, uncured material breaches of the Transaction Support Agreement by a Consenting Noteholder or a determination by the board of directors of the Company that termination is required pursuant to the Fiduciary Out.

The Consenting Noteholders have termination rights that may, as a general matter, be exercised by (i) holders of the Senior Secured Notes holding at least a majority of the outstanding Senior Secured Notes and (ii) holders of the Convertible Notes holding at least a majority of the outstanding Convertible Notes, and, in the case of both subsection (i) and (ii), each of the Specified Noteholders (each as defined in the Transaction Support Agreement) (the holders in (i) and (ii) together, “Requisite Consenting Noteholders”), which termination rights include, among other circumstances, exercise of the Fiduciary Out by the Company, material breaches of the Transaction Support Agreement by the Company and the failure of the Company to meet any Milestone.

Under the terms of the Transaction Support Agreement:

•
The holders of the Senior Secured Notes have agreed to fund their commitment portion of $10 million of indebtedness (the "Bridge Notes") to the Company by no later than December 13, 2022.
•
Each noteholder under the Senior Secured Notes Indenture has agreed to exchange (i) such notes held by it (other than the Bridge Notes) for newly issued senior secured debt at a discount, and (ii) its Bridge Notes for newly issued senior secured debt at face value.
•
Certain holders of Senior Secured Notes have also agreed to purchase an aggregate of $13 million in new common equity at a 35% discount to a total equity value of $50 million (the "Agreed Equity Value"). In addition, each such Senior Secured Noteholder will receive its applicable share of an aggregate of $20 million in new common equity at the Agreed Equity Value.
•
The Consenting Holders who own Convertible Notes have agreed that their Convertible Notes shall be extinguished for no value, other than for the purchase right set forth immediately below.
•
Such holders of Convertible Notes have agreed to purchase an aggregate of $28 million in new common equity at a 35% discount to the Agreed Equity Value. In addition, each such Convertible Noteholder will receive its applicable share of an aggregate of $30 million in new common equity at the Agreed Equity Value.
•
The newly issued senior secured debt will be secured by a first lien on substantially the same collateral and assets as were subject to liens under the Senior Secured Notes Indenture. It will (i) mature 5 years (or, with the consent of holders of the Senior Secured Notes holding at least a majority of the outstanding Senior Secured Notes and each of the Specified Noteholders, 7 years) from the closing date and (ii) bear interest at a rate of 12% payable in kind for the first three years (or, with certain consent, two years) following the closing date, and thereafter payable in cash. The new senior secured debt will also provide for a mandatory repurchase with 100% of the net proceeds from certain sales, include covenants and events of default substantially similar to those existing under the Senior Secured Notes Indenture, and be redeemable at a price of 103% of the principal amount thereof, plus accrued and unpaid interest, for the first 2 years after issuance, and at par (plus accrued and unpaid interest) thereafter.
•
All existing equity of the Company will be extinguished and cancelled for no consideration.

On January 9, 2023, the Company entered into an amended and restated transaction support agreement (together with all exhibits, annexes and schedules thereto, the "A&R TSA") with holders of all of its (i) outstanding Senior Secured Notes, by and among the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, and (ii) Convertible Notes issued under the Convertible Notes Indenture and together with the Senior Secured Notes Indenture, the "Indentures"), by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee (such holders of the Senior Secured Notes and Convertible Notes, collectively, the "Consenting Noteholders").

The A&R TSA amends and restates in its entirety the transaction support agreement (the "Original TSA") entered into by the parties on December 5, 2022 and previously disclosed in the Company’s Current Report on Form 8-K filed on December 7, 2022. The A&R TSA updates and modifies certain steps effectuating the transactions pursuant to which the Company will undergo a comprehensive restructuring of its balance sheet (collectively, the "Transactions"), removes references to the potential creditor schemes of arrangement in England, enhances the diligence available for the benefit of the Consenting Noteholders, provides for automatic termination (rather than termination only after receipt of written notice) upon certain events, and reduces the threshold of approval necessary to extend certain milestones set forth in the A&R TSA. The A&R TSA is otherwise substantially the same as the Original TSA.

On January 9, 2023, Quotient Holdings Newco, LP ("Newco"), Quotient Holdings Finance Company Limited ("Finance Co"), Quotient Holdings Merger Company Limited ("Merger Co") and the Company entered into an omnibus transaction agreement (together with all exhibits, annexes and schedules thereto, the "Omnibus Transaction Agreement") with holders of all of its Convertible Notes issued under the Convertible Notes Indenture (the "Convertible Noteholders").

Pursuant to the Omnibus Transaction Agreement, the Convertible Noteholders agree to the deemed issuance of paid-in-kind notes on account of the November 2022 interest payment due in respect of the Convertible Notes, the deemed transfer of an equal amount of the Convertible Notes (the "Convertible Notes Transferred Principal") to Newco in exchange for Newco granting certain equity purchase rights to each of the Convertible Noteholders, the deemed transfer of the Convertible Notes Transferred Principal by Newco to Finance Co in exchange for the issuance of 99,999 ordinary shares of Finance Co to Newco, the deemed transfer of half of the Convertible Notes Transferred Principal by Finance Co to Merger Co in exchange for the issuance of 99,999 ordinary shares of Merger Co to Finance Co, and the deemed transfer of all of the Convertible Notes Transferred Principal from Finance Co and Merger Co to the Company in exchange for the issuance of 800,000 preference shares of the Company to Finance Co and 800,000 preference shares of the Company to Merger Co. After the transfer of the Convertible Notes Transferred Principal to the Company, the Convertible Notes Transferred Principal will be cancelled and extinguished.

On January 10, 2023, Quotient filed a voluntary petition for relief under chapter 11 of title 11 (the "Chapter 11 Case") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company will continue to operate its business as a "debtor in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed a series of first day motions with the Bankruptcy Court that seek authorization to continue to conduct its business without interruption. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations. None of Quotient’s subsidiaries intend to file voluntary petitions for relief under the Bankruptcy Code, and each of those subsidiaries expects to continue to operate its respective business in the ordinary course unaffected by the Chapter 11 Case. The bankruptcy filing was contemplated under the A&R TSA (referenced below and signed during the three months ended December 31, 2022) as part of a comprehensive restructuring to de-lever the Company’s consolidated balance sheet by reducing debt by approximately $140 million and provide new cash for ongoing operations.

Going Concern

Our ability to continue as a going concern is contingent upon the Company’s ability to successfully implement a plan of reorganization in the Chapter 11 Case and to implement the steps outlined in the A&R TSA. Furthermore, even if our debts are discharged through such plan, we will need to raise additional funds through debt or equity financing or through the sales of rights or other assets to fund the Company’s operations and its capital needs. As a result, there is substantial doubt that we will be able to continue as a going concern. See "Updates on Liquidity, Financial Condition and Company Strategy" above for additional details.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The March 31, 2022 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the audited consolidated financial statements at and for the year ended March 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended. The results of operations for the three and nine month period ended December 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 2023 and any future period.

The Company has incurred net losses and negative cash flows from operations in each year since it commenced operations in 2007 and had an accumulated deficit of $823.2 million as of December 31, 2022. At December 31, 2022, the Company had available cash, cash equivalents, and investments of $27.5 million. Our investments include approximately $15.6 million of cash invested in a fund that has suspended redemptions.

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

Note 2. Summary of Significant Accounting Policies

Restricted Cash

Restricted cash comprised $0 at December 31, 2022 and $8.0 million at March 31, 2022, held in a cash reserve account pursuant to the indenture governing the Company’s Senior Secured Notes and $0.8 and $0.7 million held at December 31, 2022 and March 31, 2022, respectively, held in a restricted account as security for the property rental obligations of the Company’s Swiss subsidiary.

Concentration of Credit Risks and Other Uncertainties

The Company evaluated the investments in the CSAM managed funds for impairment, in accordance with ASC 321-10-35, Investments – Equity Securities, and determined that its investment in one of the funds was impaired. We recorded $0.0 million and $1.2 million in impairment expenses in the three and nine month periods ended December 31, 2022 related to litigation and administrative costs expected to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries.

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

The Company’s main financial institutions for banking operation held all of the Company’s cash and cash equivalents as of December 31, 2022 and March 31, 2022.

Revenue Recognition

In the three and nine month period ended December 31, 2022, revenue recognized from performance obligations related to prior periods was not material. Other than those described in Note 1 to the audited annual Consolidated Financial statements for the year ended March 31, 2022, there were no other material revenues to be recognized in future periods related to remaining performance obligations at December 31, 2022.

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

Recently Issued Pronouncements

There are no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements.

Note 3. Debt

Total debt comprises:

	December 31, 2022	March 31, 2022
Senior Secured Notes	$146,904	$132,917
Debt discount, net of amortization	(12,955)	(13,854)
Deferred debt costs, net of amortization	(2,126)	(2,678)
Carrying value Senior Secured Notes	131,823	116,385

Royalty liability	24,938	40,076

Convertible Notes	107,494	105,000
Debt discount, net of amortization	(21,303)	(24,968)
Deferred debt costs, net of amortization	(2,664)	(3,180)
Carrying value Convertible Notes	83,527	76,852
Total Debt	$240,288	$233,313

The Company’s debt at December 31, 2022 and March 31, 2022 comprises the Senior Secured Notes, the royalty liability, and the Convertible Notes.

Senior Secured Notes

On October 14, 2016, the Company completed the private placement of up to $120 million aggregate principal amount of the Senior Secured Notes and entered into an indenture governing the Senior Secured Notes with the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent. The Company issued $84 million aggregate principal amount of the Senior Secured Notes on October 14, 2016 and an additional $36 million aggregate principal amount of the Senior Secured Notes on June 29, 2018. On December 18, 2018, the Company also completed certain amendments to the indenture governing the Senior Secured Notes. The amendments included an increase to the aggregate principal amount of Senior Secured Notes that can be issued under the indenture from $120 million to up to $145 million following the European CE Marking of the Company’s initial MosaiQ IH Microarray. On April 30, 2019, the Company was notified that it had received the European CE Marking of the initial MosaiQ IH Microarray and, on May 15, 2019, the Company issued the additional $25 million of Senior Secured Notes.

The obligations of the Company under the indenture and the Senior Secured Notes are unconditionally guaranteed on a secured basis by the guarantors, which include all the Company’s subsidiaries, and the indenture governing the Senior Secured Notes contains customary events of default. The Company and its subsidiaries must also comply with certain customary affirmative and negative covenants, including a requirement to maintain six-months of interest in a cash reserve account maintained with the collateral agent. Upon the occurrence of a Change of Control, subject to certain conditions, or certain Asset Sales (each, as defined in the indenture), holders of the Senior Secured Notes may require the Company to repurchase for cash all or part of their Senior Secured Notes at a repurchase price equal to 101% or 100%, respectively, of the principal amount of the Senior Secured Notes to be repurchased, plus accrued and unpaid interest to the date of repurchase.

Interest on the Senior Secured Notes accrues at a rate of 12% per annum and is payable semi-annually on April 15 and October 15 of each year commencing on April 15, 2017. On April 15, 2021, the Company made a $12.1 million principal payment on the Senior Senior Secured Notes. Additionally, principal payments were due on each April 15 and October 15 until April 15, 2024 pursuant to a fixed amortization schedule.

The Company paid $8.7 million of the total proceeds of the three issuances into the cash reserve account maintained with the collateral agent under the terms of the indenture. Following the April 15, 2021 repayment of the Senior Secured Notes the balance held in the cash reserve account was reduced to $8.0 million.

On October 13, 2021, the Company received consents from the Consenting Holders of its Senior Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016 (as subsequently amended, the "Indenture"), by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to certain amendments to the indenture governing the Senior Secured Notes (the "Indenture Amendments") pursuant to the fourth supplemental indenture, dated as of October 13, 2021 (the "Fourth Supplemental Indenture").

The Indenture Amendments included an 18-month extension of the final maturity of the Senior Secured Notes to October 2025 and a revision of the Notes’ principal amortization schedule. The Indenture Amendments also changed the redemption prices for Notes redeemed pursuant to the optional redemption provisions of the Indenture.

The Senior Secured Notes may be redeemed from and after October 14, 2021 at redemption prices beginning at 106% of par and declining over time to 100.0% for redemptions occurring from and after April 14, 2024.

The interest rate on the Senior Secured Notes and the financial and other covenants in the Indenture remained unchanged.

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

On July 6, 2022, the Company received consents from the Consenting Holders of its Senior Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to Indenture Amendments pursuant to the sixth supplemental indenture, dated as of July 6, 2022 (the "Sixth Supplemental Indenture").

The Sixth Supplemental Indenture includes a change to the amortization payment schedule of the Senior Secured Notes from requiring semi-annual payments ranging from $12.1 million to $24.2 million beginning in April 2023, to requiring quarterly payments of $2.5 million beginning on July 15, 2024 and ending on July 15, 2025, with the remaining principal balance due on October 15, 2025, which will reduce expected amortization payments by $93.0 million over the next 36 months prior to the payment of the remaining principal balance at maturity. It removes the requirement that we maintain a cash reserve account for the benefit of holders of the Senior Secured Notes, and adds a covenant that we maintain a minimum liquidity of at least $8.0 million, comprised of cash and certain other eligible investments, as of the end of each fiscal quarter. It provides that 40% of the net cash proceeds from a sale of all or a material portion of our Alba business, subject to certain exceptions, will be applied to repay Senior Secured Notes and the remaining 60% may be used by us to fund operating expenses, capital expenditures and other investments permitted by the Sixth Supplemental Indenture. We have also agreed that the holders of the Senior Secured Notes will be entitled to appoint an observer to our board of directors. In addition, the debt incurrence covenant in the indenture governing our Convertible Notes has been amended to reduce our ability to incur indebtedness under certain baskets by the amount of any repayment of the Senior Secured Notes as described above.

In consideration for the Consenting Holders’ consents to the Indenture Amendments, the Company issued them 5-year warrants to purchase an aggregate of 212,364 of the Company’s ordinary shares for $30 per share (''2022 Consent Warrants"). The Company also filed a registration statement with the SEC covering resales of the shares issuable on exercise of the 2022 Consent Warrants.

The new principal amortization schedule of the Senior Secured Notes is as follows:

Payment Date	Amount
July 15, 2024	$2,500
October 15, 2024	2,500
January 1, 2025	2,500
April 15, 2025	2,500
July 15, 2025	2,500
October 15, 2025	The principal balance then outstanding

On November 21, 2022, the Company received consents from the Consenting Holders of its Senior Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to further amend the Indenture pursuant to the Eight Supplemental Indenture, dated as of November 21, 2022 (the "Eight Supplemental Indenture"). The Eight Supplemental Indenture has been executed by the Company, the Trustee and the other parties thereto and is in effect.

The Eighth Supplemental Indenture eliminates the Company’s obligation under the Senior Secured Notes to make the interest payment otherwise due on October 15, 2022 in cash, and permit the Company instead to make such interest payment “in kind” by issuing new debt securities to the noteholders. The Eighth Supplemental Indenture allows the Company to issue and deliver further senior secured notes (the "Further SSNs") in an aggregate principal amount of $4.0 million to satisfy interest due on the Senior Secured Notes by way of payment in-kind. The Eighth Supplemental Indenture increases the permitted issuance amount under the Senior Secured Notes to $145.0 million plus the October 2022 Interest Amount (being $4.0 million).

The Company sought the amendments described above to allow the Company to preserve liquidity and avoid an event of default that would otherwise result from the Company’s failure to make a cash interest payment on or before October 17, 2022.

On December 15, 2022, the Company received consents from all of the Consenting Holders of its Senior Secured Notes issued pursuant to the Indenture, dated as of October 14, 2016, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee and collateral agent, to further amend the Indenture pursuant to the Ninth Supplemental Indenture, dated as of December 15, 2022 (the "Ninth Supplemental Indenture"). The Ninth Supplemental Indenture has been executed by the Company, the Trustee and the other parties thereto and is in effect.

Pursuant to the Ninth Supplemental Indenture, the Company issued and delivered Further SSNs in an aggregate principal amount of $10 million. The Further SSNs have the same terms as the SSNs, except that the Further SSNs have payment priority over other SSNs if any event of default occurs under the Indenture. So long as an event of default does not occur under the Indenture, the Further SSNs and the original SSNs are treated as a single class thereunder, including for purposes of directions provided to the Trustee, waivers, amendments, redemptions and offers to purchase, and rank on a parity basis in right of payment and security. If an event of default occurs under the Indenture, the Further SSNs will constitute a separate class under the Indenture, and will have payment priority over the original Secured Notes.

Royalty liability

In connection with the three issuances of the Senior Secured Notes as well as the December 2018 amendment of the related indenture, the Company has entered into royalty rights agreements, pursuant to which the Company has agreed to pay 3.4% of the aggregate net sales of MosaiQ instruments and consumables made in the donor testing market in the United States and the European Union. The royalties will be payable beginning on the date that the Company or its affiliates makes its first sale of MosaiQ consumables in the donor testing market in the European Union or the United States and will end on the last day of the calendar quarter in which the eighth anniversary of the first sale date occurs. The royalty rights agreements are treated as sales of future revenues that meet the requirements of Accounting Standards Codification Topic 470 "Debt" to be treated as debt. The royalty rights agreements are accounted for separately as freestanding financial instruments. Consideration received for the debt and royalty rights was allocated to each component on a relative fair value basis. The difference between the relative fair value of the royalty rights agreements and the principle on the Senior Secured Notes is accounted for as debt discount and amortized through non-cash interest expense over the life of the Senior Secured Notes. Estimating the future cash outflows under the royalty rights agreements requires the Company to make certain estimates and assumptions about future sales of MosaiQ products. These estimates of the magnitude and timing of MosaiQ sales are subject to significant variability due to the current status of development of MosaiQ products, and thus are subject to significant uncertainty. The decrease in value of the royalty rights agreement from $40.1 million at March 31, 2022 to $24.9 million December 31, 2022, is due to the Company's decision to prioritize the clinical portfolio, which is not subject to the royalty rights agreement, through at least calendar year 2025 which resulted in a reversal of all non-cash interest expense recognized to date for the royalty liability. The royalty liability will be held at the initial carrying amount unless the liability meets criteria necessary for debt extinguishment under ASC 405-20, Extinguishments of Liabilities or until estimated future cash outflows exceed the current carrying value which would result in additional interest expense to be recognized.

Convertible Notes

On May 26, 2021 the Company issued $95.0 million aggregate principal amount of convertible senior notes and on June 2, 2021, the Company issued an additional $10.0 million aggregate principal amount of convertible senior notes in connection with the original $95.0 million (collectively the "Convertible Notes"). The Convertible Notes bear interest at an annual rate of 4.75%. The Convertible Notes will mature on May 26, 2026. Accrued interest of $0.6 million and $1.9 million is included in accrued expenses and other current liabilities in the accompanying condensed consolidated financial statements at December 31, 2022 and March 31, 2022 respectively.

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

The Company incurred approximately $3.7 million of debt issuance costs relating to the issuance of the Convertible Notes, which were recorded as a reduction to the Convertible Notes on the consolidated balance sheet, none of the issuance costs were attributable to the derivative component. The debt issuance costs and the debt discount are being amortized and recognized as additional interest expense over the expected life of the Convertible Notes using the effective interest rate method. We determined the expected life of the debt is equal to the five-year term of the Convertible Notes. The effective interest rate on the Convertible Notes is 12.9%. The total interest expense was $7.9 and $6.0 million with coupon interest of $3.7 and $3.0 million and the amortization of debt discount and issuance costs of $4.2 and $3.0 million, for the nine month periods ended December 31, 2022 and 2021, respectively. The total interest expense was $2.7 and $2.5 million with coupon interest of $1.3 and $1.3 million and the amortization of debt discount and issuance costs of $1.4 and $1.2 million, for the three month periods ended December 31, 2022 and 2021, respectively

On January 4, 2023, the Company received consents from the Consenting Holders of its Convertible Notes issued pursuant to the Indenture, dated as of May 26, 2021 (as subsequently amended, the "Indenture"), by and among the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (the "Trustee"), to further amend the Indenture pursuant to the Fourth Supplemental Indenture, (the "Fourth Supplemental Indenture"). The Fourth Supplemental Indenture has been executed by the Company, the Trustee and the other parties thereto and is in effect.

Pursuant to the Fourth Supplemental Indenture, the Company issued and delivered further Convertible Notes (the “Further Convertible Notes”) in an aggregate principal amount of $2.5 million issued hereunder as payment “in-kind” of (and in satisfaction of any obligation to make a cash payment in respect of) accrued interest on the Convertible Notes that is due and payable on the interest payment date occurring on November 15, 2022 pursuant to the terms of the Convertible Notes. The Further Convertible Notes have the same terms as the Convertible Notes and shall be treated as a single class, including for all purposes under the Indenture, including directions provided to the Trustee, waivers, amendments, redemptions and offers to purchase, conversion rights, and otherwise, and shall rank on a parity basis in right of payment.

The Company sought the amendments described above to issue Further Convertible Notes to satisfy any obligation to make a cash payment in respect of accrued interest on the Convertible Notes that is due and payable on the interest payment date occurring on November 15, 2022 pursuant to the terms of the Convertible Notes. As of December 31, 2022 the interest payment due on November 15, 2022, has been reclassified as long-term debt as a result of the Fourth Supplemental Indenture.

As mentioned in Note 1, pursuant to the Omnibus Transaction Agreement, the Convertible Noteholders agree to the deemed issuance of paid-in-kind notes on account of the November 2022 interest payment due in respect of the Convertible Notes, the deemed transfer of an equal amount of the Convertible Notes (the “Convertible Notes Transferred Principal”) to Newco in exchange for Newco granting certain equity purchase rights to each of the Convertible Noteholders, the deemed transfer of the Convertible Notes Transferred Principal by Newco to Finance Co in exchange for the issuance of 99,999 ordinary shares of Finance Co to Newco, the deemed transfer of half of the Convertible Notes Transferred Principal by Finance Co to Merger Co in exchange for the issuance of 99,999 ordinary shares of Merger Co to Finance Co, and the deemed transfer of all of the Convertible Notes Transferred Principal from Finance Co and Merger Co to the Company in exchange for the issuance of 800,000 preference shares of the Company to Finance Co and 800,000 preference shares of the Company to Merger Co. After the transfer of the Convertible Notes Transferred Principal to the Company, the Convertible Notes Transferred Principal will be cancelled and extinguished.

Note 4. Consolidated Balance Sheet Detail

Inventory

The following table summarizes inventory by category for the dates presented:

	December 31, 2022	March 31, 2022
Raw materials	$5,271	$10,228
Work in progress	2,648	7,154
Finished goods	6,408	4,654
Total inventories	$14,327	$22,036

Inventory at December 31, 2022 included $1,611 of raw materials, $833 of work in progress and $3,413 of finished goods related to the MosaiQ project. Inventory at March 31, 2022, included $6,761 of raw materials, $4,252 of work in progress and $2,758 of finished goods related to the MosaiQ project. During the nine month period ended December 31, 2022, the Company recorded a write-off of $9.7 million in inventory and a $5.1 million write-off of prepaid assets related to the transfusion related MosaiQ assets. Included in other accrued expenses at December 31, 2022, is $140 of projected losses on firm purchase commitments recorded in other accrued expenses.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	March 31, 2022
Accrued legal and professional fees	$2,426	$1,254
Accrued interest	4,156	9,235
Goods received not invoiced	1,755	1,304
Accrued capital expenditure	124	193
Other accrued expenses	4,556	3,743
Total accrued expenses and other current liabilities	$13,017	$15,729

Note 5. Fair value measurement

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$26,074	$—	$26,074
Total assets measured at fair value	$—	$26,074	$—	$26,074

Liabilities:
Convertible loan derivatives(2)	—	—	—	—
Debt related Consent Warrants(3)	—	41	—	41
Debt related Consent Shares	1	—	—	1
Total liabilities measured at fair value	$1	$41	$—	$42

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Pension plan assets(1)	$—	$24,778	$—	$24,778
Total assets measured at fair value	$—	$24,778	$—	$24,778

Liabilities:
Convertible loan derivatives(2)	—	11,858	—	11,858
Debt related Consent Warrants(3)	—	1,657	—	1,657
Debt related Consent Shares	77	—	—	77
Total liabilities measured at fair value	$77	$13,515	$—	$13,592
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

On March 12, 2021, the Company announced that two funds managed by CSAM in which the Company had invested an aggregate of approximately $110.35 million had suspended redemptions. The investments into these funds were made in accordance with the Company’s investment policy of making individual investments with a minimum of an A rating from a leading credit-rating agency. Each fund holds short-term credit obligations of various obligors. According to a press release issued by CSAM, redemptions in the funds were suspended because "certain part of the Subfunds’ assets is currently subject to considerable uncertainties with respect to their accurate valuation." CSAM subsequently began a liquidation of the funds. Pursuant to the liquidation, the Company has already received cash distributions of approximately $91.3 million. Credit Suisse has advised that the credit assets held by the funds are covered by insurance that potentially will be available to cover losses the funds would incur if any of the obligors on the funds’ credit assets were to default.

On April 22, 2021, Credit Suisse published its FY 2021 Q1 press release with commentary related to the Credit Suisse Supply Chain Finance Investment Grade Fund and the Credit Suisse (Lux) Supply Chain Finance Fund. Notably, Credit Suisse indicated that investors in the funds should assume losses will be incurred. Additionally on April 4, 2022, Credit Suisse indicated in its Annual General Meeting that they expected that litigation will be necessary to reinforce claims against individual debtors and insurance companies and recovery is not expected to occur over the next 12 months for one of our funds. Therefore, we determined that one of our two funds should be classified as long-term as of March 31, 2022 and we have maintained the long-term classification of one of our funds as of December 31, 2022. On November 11, 2022, we received a $2.6 million cash payment from Credit Suisse related to the final liquidation of the Credit Suisse Supply Chain Finance Investment Grade Fund which was previously classified as a short-term investment in our condensed consolidated financial statements.

In the year-ended March 31, 2021, Credit Suisse’s decision to liquidate funds in which the Company held investments served as a trigger to evaluate the investments for impairment and each quarter the Company evaluates information from Credit Suisse to determine whether there are further triggering events. Through March 31, 2022, the Company recorded $3.3 million in impairments associated with these funds. We recorded $1.2 million in impairment expenses in the nine period ended December 31, 2022 based on information shared by Credit Suisse to CSAM investors which included updated estimates of litigation provisions and administrative expenses incurred or to be incurred by Credit Suisse which Credit Suisse communicated would be deducted from investor recoveries. No impairment expense was recorded in the quarter ended December 31, 2022 or in the three or nine month periods ended December 31, 2021.

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

The total unrealized gains on the short-term investments were $213 and $275 in the nine month periods ended December 31, 2022 and December 31, 2021, respectively. The amount of these unrealized gains reclassified to earnings were $24 and $193 in the nine month periods ended December 31, 2022 and December 31, 2021, respectively.

Note 6. Ordinary and Preference Shares

Ordinary shares

The Company’s issued and outstanding ordinary shares were as follows:

	Shares Issued and Outstanding
	December 31, 2022	March 31, 2022	Par value
Ordinary shares	4,035,013	2,565,284	$—
Total	4,035,013	2,565,284	$—

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

On December 12, 2022, the Company notified the Nasdaq Stock Market LLC of its intention to voluntarily withdraw its ordinary shares from listing on the Nasdaq Global Market. In order to implement the delisting, the Company filed a Form 25 with the Securities and Exchange Commission on December 22, 2022. The delisting of the Company’s ordinary shares took effect no earlier than ten days after the date of that Form 25 filing. As a result of this voluntary delisting, the last full trading day of its ordinary shares on the Nasdaq Global Market was December 30, 2022. The Company does not intend to apply to list its ordinary shares on any other stock exchange or for quotation of its ordinary shares in any quotation medium.

Preference shares

The Company’s issued and outstanding preference shares consist of the following:

	Shares Issued and Outstanding		Liquidation amount per share
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
7% Cumulative Redeemable Preference shares	666,665	666,665	$34.97	$33.79
Total	666,665	666,665

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

Note 7. Share-Based Compensation

The Company records share-based compensation expense in respect of options and restricted share units ("RSUs") issued under its share incentive plans. Share-based compensation expense amounted to $924 and $2,319 in the quarters ended December 31, 2022 and December 31, 2021, respectively, and $2,593 and $5,546 in the nine month periods ended December 31, 2022 and December 31, 2021, respectively. The decrease in expense recognized in the quarter and nine-month period ended December 31, 2022 compared to the prior year is due to an assessment that certain performance based RSU's previously deemed probable of vesting were no longer probable of vesting due to the shift in business strategy described in Note 1.

Note 8. Income Taxes

A reconciliation of the income tax expense at the statutory rate to the provision for income taxes is as follows:

	Quarter ended December 31		Nine months ended December 31
	2022	2021	2022	2021
Income tax expense at statutory rate	$—	$—	$—	$—
Tax rate change	—	—	—	(335)
Foreign tax rate differential	726	816	3,452	2,736
Increase in valuation allowance against deferred tax assets	(857)	(1,320)	(4,083)	(3,420)
Provision for income tax	$(131)	$(504)	$(631)	$(1,019)

Note 9. Defined Benefit Pension Plans

The Company’s Swiss subsidiary has a fully insured pension plan managed by AXA LPP Foundation Suisse Romande. The costs of this plan were:

	Quarter ended December 31		Nine months ended December 31
	2022	2021	2022	2021
Employer service cost	$688	$622	$2,094	$1,874
Interest cost	97	22	296	66
Expected return on plan assets	(109)	(76)	(332)	(228)
Amortization of prior service credit	14	14	42	44
Amortization of net loss	—	—	—	—
Net pension cost	$690	$582	$2,100	$1,756

The employer contributions for the nine month periods ended December 31, 2022 and 2021 were $1,475 and $1,263, respectively. The estimated employer contributions for the fiscal year ending March 31, 2023 are $1,948.

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

The following table sets forth the computation of basic and diluted loss per ordinary share:

	Quarter ended		Nine months ended
	December 31		December 31
	2022	2021	2022	2021
Numerator:
Net loss available to ordinary shareholders - basic and diluted	$(13,324)	$(44,821)	$(98,118)	(99,218)

Denominator:
Weighted average ordinary shares outstanding	3,606,107	2,553,179	3,201,051	2,542,394
Assumed exercise of pre-funded warrants	644,591	—	507,970	—
Weighted-average shares outstanding - basic and diluted	4,250,698	2,553,179	3,709,021	2,542,394

Loss per share - basic and diluted	$(3.13)	$(17.55)	$(26.45)	$(39.03)

During the quarter ended June 30, 2022, the Company issued 855,208 pre-funded warrants. Those not-yet-converted to ordinary shares are assumed to be exercised for the calculation of basic and diluted loss per share as the exercise price of $0.04 was deemed to be a non-substantive exercise price compared to the pre-funded cost of $11.96 per share and the fair value of our ordinary shares. These are treated as permanent equity for both basic and diluted earnings per share calculations. Pre-funded warrants are not included in shares outstanding in our statement of stockholders equity or balance sheet, however the proceeds have been included in the value of share capital therein.

The following table sets out the numbers of ordinary shares excluded from the above computation of earnings per share at December 31, 2022 and December 31, 2021 as their inclusion would have been anti-dilutive:

	December 31, 2022	December 31, 2021
Ordinary shares issuable on conversion of Convertible Notes at $226.80 per share	462,963	462,963
Restricted share units awarded	116,734	84,088
Ordinary shares issuable on exercise of options to purchase ordinary shares	73,276	75,199
Ordinary shares issuable on exercise of warrants at $645.60 per share	2,788	2,788
Ordinary shares issuable on exercise of warrants at $375.00 per share	1,600	1,600
Ordinary shares issuable on exercise of 2021 Consent Warrants at $160.00 per share	46,101	46,101
Ordinary shares issuable on exercise of 2022 Consent Warrants at $30.00 per share	212,365	—
Consent Shares not yet issued	1,608	1,608
Total	917,435	674,346

Note 11. Restructuring

As indicated in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, filed November 14, 2022, the Board of Directors of the Company approved a change in strategy in which the Company would suspend its activities focused on the commercialization of its transfusion diagnostics products and would instead focus in the near term on development and commercialization of MosaiQ products for the autoimmune and allergy clinical diagnostics markets. As a result of this shift in strategy, the Company implemented a material reduction in its workforce by approximately 100 positions. The Company expects the Restructuring Plan to be substantially completed by the first quarter of calendar year 2023.

As a result of the Restructuring Plan, the Company incurred the following charges:

	Quarter Ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021
Cash restructuring charges:
Severance and other personnel costs	$3,094,440	$-	$3,094,440	$-
Total cash charges	3,094,440	-	$3,094,440	$-

Severance and other personnel costs are reflected in our condensed consolidated statements of comprehensive loss for the quarter and nine months ended of December 31, 2023 within research and development, net of government grants $2.4 million, sales and marketing $0.3 million, and general and administrative expense of $0.4 million.

The following table presents a roll-forward of cash restructuring-related liabilities, which is included within Accrued compensation and benefits in the condensed consolidated balance sheets, as follows:

	Severance and other personnel costs	Professional fees and other related charges	Total restructuring charges
Balance as of September 30, 2022	$-	$-	$-
Charges	3,094,440	—	3,094,440
Cash payments	—	—	—
Balance as of December 31, 2022	$3,094,440	—	$3,094,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the SEC on June 28, 2022.

The information set forth and discussed below for the quarters ended December 31, 2022 and December 31, 2021 is derived from the condensed consolidated financial statements included under Part I, Item 1 "Financial Statements" above. The financial information set forth and discussed below is unaudited but includes all normal and recurring adjustments that our management considers necessary for a fair presentation of the financial position and the operating results and cash flows for those periods. Our results of operations for a particular quarter may not be indicative of the results that may be expected for other quarters or the entire year.

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

Updates on Liquidity, Financial Condition and Company Strategy

On January 10, 2023, Quotient filed a voluntary petition for relief under chapter 11 of title 11 (the “Chapter 11 Case”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed a series of first day motions with the Bankruptcy Court that seek authorization to continue to conduct its business without interruption. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations. None of Quotient’s subsidiaries intend to file voluntary petitions for relief under the Bankruptcy Code, and each of those subsidiaries expects to continue to operate its respective business in the ordinary course unaffected by the Chapter 11 Case. The bankruptcy filing was contemplated under the A&R TSA as part of a comprehensive restructuring to de-lever the Company’s consolidated balance sheet by reducing debt by approximately $140 million and provide new cash for ongoing operations. See Note 1 for additional information.

In an effort to sustain our business under current market conditions as we seek additional funding, we shifted our business strategy to focus our MosaiQ innovation pipeline on clinical diagnostics with testing solutions for allergy and autoimmune while pausing the development and commercialization of our MosaiQ testing solutions in immunohematology and infectious disease immunoassay screening. As we invest and reallocate resources, we reduced the number of employees, partners and costs to match the clinical diagnostics priority and seek to achieve a sustainable business.

The discussion below of our historical financial condition, results of operations and liquidity position do not reflect any effects or costs of the shift in our business strategy or the potential funding arrangements that we are currently discussing with our noteholders; therefore, these historical results are not indicative of our expected results in future periods.

Business Overview

We currently operate as one business segment with 432 employees in the United Kingdom, Switzerland, Dubai and the United States, as of December 31, 2022. Our principal markets are the United States, Europe and Japan. Based on the location of the customer, revenues outside the United States accounted for 44% of total revenue during the nine month period ended December 31, 2022 and 46% during the nine month period ended December 31, 2021.

We have incurred net losses and negative cash flows from operations in each year since we commenced operations in 2007. As of December 31, 2022, we had an accumulated deficit of $823.2 million. We expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2023 as we continue our investment in the commercialization of MosaiQ. For the nine month period ended December 31, 2022, our total revenue was $27.6 million and our net loss was $98.1 million.

From our incorporation in 2012 to March 31, 2022, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants, $145.0 million of gross proceeds from the issuance of 12% Senior Secured Notes and $105 million of gross proceeds from the issuance of 4.75% Convertible Notes. In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of our conventional reagents manufacturing facility near Edinburgh, Scotland, which we refer to as the Allan Robb Campus, or ARC, facility.

During the nine month period ended December 31, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 811,458 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 855,208 ordinary shares at an exercise price of $0.04 per share after accounting for the reverse stock split.

On December 15, 2022, we raised gross proceeds of $10.0 million pursuant to the Ninth Supplemental Indenture.

As of December 31, 2022, we had available cash, cash equivalents, and investments of $27.5 million and $0.8 million of restricted cash held as part of the lease of our property in Eysins, Switzerland.

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

Net interest expense consists primarily of interest charges on our Senior Secured Notes and Convertible Notes and the amortization debt discount and debt issuance costs, as well as accrued dividends on the 7% cumulative redeemable preference shares issued in January 2015. We amortize debt issuance costs over the life of the instrument and report them as interest expense in our statements of operations. Net interest also includes the expected costs of the royalty rights agreements we entered into in October 2016, June 2018, December 2018 and May 2019 with the purchasers and consenting holders, as applicable, of our Senior Secured Notes. See Note 3, "Debt" and Note 6, "Ordinary and Preference Shares" to our condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Provision for income taxes in the three and nine month periods ended December 31, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Results of Operations

Comparison of the Quarters ended December 31, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Quarter Ended December 31,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$9,954	100%	$10,172	100%	$(218)	-2%
Other revenues	—	0%	—	0%	—	0%
Total revenue	9,954	100%	10,172	100%	(218)	-2%
Cost of revenue	3,904	39%	7,928	78%	(4,024)	-51%
Gross margin	6,050	61%	2,244	22%	3,806	170%
Operating expenses:
Sales and marketing	3,298	33%	2,878	28%	420	15%
Research and development	15,909	160%	13,260	130%	2,649	20%
General and administrative	12,394	125%	17,357	171%	(4,963)	-29%
Total operating expenses	31,601	317%	33,495	329%	(1,894)	-6%
Operating loss	(25,551)	-257%	(31,251)	-307%	5,700	-18%
Other (expense) income:
Interest expense, net	(8,233)	-83%	(9,559)	-94%	1,326	-14%
Other, net	20,591	207%	(3,507)	-34%	24,098	-687%
Total other expense, net	12,358	124%	(13,066)	-128%	25,424	-195%
Loss before income taxes	(13,193)	-133%	(44,317)	-436%	31,124	-70%
Provision for income taxes	(131)	—	(504)	—	373	-74%
Net loss	$(13,324)	-134%	$(44,821)	-441%	$31,497	-70%

Revenue

Total revenue for the quarter ended December 31, 2022 decreased by 2% to $10.0 million compared with $10.2 million for the quarter ended December 31, 2021. The decrease in product sales relates primarily to reduced orders from an OEM customer in our conventional reagent business.

Cost of revenue and gross margin

Cost of revenue decreased by 51% to $3.9 million for the quarter ended December 31, 2022 compared with $7.9 million for the quarter ended December 31, 2021. The decrease is driven primarily due to the fact there was a $2.5 million inventory write down in cost of goods sold due to inventory write-downs in the quarter ended December 31, 2021. Additionally, there were changes in estimates associated with the shift to the autoimmune business resulting in a favorable increase in gross margin of $0.6 million and a favorable impact due to foreign currency changes.

Gross margin on total revenue for the quarter ended December 31, 2022 was $6.0 million, an increase of 170% when compared with a $2.2 million profit for the quarter ended December 31, 2021. Total gross margin on sales was 61% in the quarter ended December 31, 2022 compared to 22% in the quarter ended December 31, 2021.

Sales and marketing expenses

Sales and marketing expenses were $3.3 million for the quarter ended December 31, 2022, compared with $2.9 million for the quarter ended December 31, 2021. This increase was attributable primarily to restructuring costs of $0.3 million during the quarter ended December 31, 2022. As a percentage of total revenue, sales and marketing expenses were 33% for the quarter ended December 31, 2022 compared to 28% for the quarter ended December 31, 2021.

Research and development expenses

Research and development expenses increased by 20% to $15.9 million for the quarter ended December 31, 2022 compared with $13.3 million for the quarter ended December 31, 2021. The increase in research and development expenses is driven by $2.4 million in restructuring costs associated with the change in strategy to autoimmune products which took place during the quarter.

General and administrative expenses

General and administrative expenses decreased by 29% to $12.4 million for the quarter ended December 31, 2022, compared with $17.4 million for the quarter ended December 31, 2021. The decrease was primarily attributed to a decrease of stock compensation expense in the period where we recognized $0.9 million in the quarter ended December 31, 2022 compared with $2.3 million in the quarter ended December 31, 2021. Additionally, in the quarter ended December 31, 2021 there were one-time executive management costs of associated with new hires and relocation which were not repeated in the current year. As a percentage of total revenue, general and administrative expenses were 125 % for the quarter ended December 31, 2022 compared to 171% for the quarter ended December 31, 2021.

Other income (expense)

Net interest expense was $8.2 million for the quarter ended December 31, 2022 compared with $9.6 million in interest expense for the quarter ended December 31, 2021. Interest expense in the quarter ended December 31, 2022 included $5.3 million of interest expense on our Senior Secured Notes and royalty liabilities compared with $6.8 million expense for the quarter ended December 31, 2021. The decrease in interest expense in the quarter ended December 31, 2022 is primarily due to a reduction in interest expense of $1.4 million associated with the royalty rights agreement compared to the prior year. Interest expense related to the Convertible Notes was included $2.6 million and $2.5 million for the quarter ended December 31, 2022 and 2021 respectively. Net interest expense also included $0.3 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the quarters ended December 31, 2022 and December 31, 2021.

Other, net was a $20.6 million gain for the quarter ended December 31, 2022 compared with a $3.5 million loss for the quarter ended December 31, 2021. For the quarter ended December 31, 2022 this comprised a $2.6 million gain related to the change in fair value associated with derivative liabilities, a $0.1 million gain related to a reduction of impairment on one CSAM fund and $17.9 million in foreign exchange gains arising on monetary assets and liabilities denominated in foreign currencies. For the quarter ended December 31, 2021 this comprised a $3.3 million loss related to the change in fair value associated with derivative liabilities and $0.2 million in foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies

Provision for income taxes

Provision for income taxes in the quarter ended December 31, 2022 and 2021, reflected the taxes chargeable on the taxable income of our subsidiaries.

Comparison of the Nine Month Periods ended December 31, 2022 and 2021

The following table sets forth, for the periods indicated, the amounts of certain components of our statements of operations and the percentage of total revenue represented by these items, showing period-to-period changes.

	Nine months ended December 31,
	2022		2021		Change
	Amount	% of revenue	Amount	% of revenue	Amount	%
	(in thousands, except percentages)
Revenue:
Product sales	$27,624	100%	$28,497	99%	$(873)	-3%
Other revenues	—	0%	231	1%	(231)	-100%
Total revenue	27,624	100%	28,728	100%	(1,104)	-4%
Cost of revenue	31,141	113%	17,579	61%	13,562	77%
Gross margin	(3,517)	-13%	11,149	39%	(14,666)	-132%
Operating expenses:
Sales and marketing	10,117	37%	8,011	28%	2,106	26%
Research and development	44,316	160%	42,545	148%	1,771	4%
General and administrative	31,127	113%	37,555	131%	(6,428)	-17%
Total operating expenses	85,560	310%	88,111	307%	(2,551)	-3%
Operating (loss)	(89,077)	-322%	(76,962)	-268%	(12,115)	16%
Other income (expense):
Interest expense, net	(9,421)	-34%	(21,914)	-76%	12,493	-57%
Other, net	1,011	4%	677	2%	334	49%
Total other expense, net	(8,410)	-30%	(21,237)	-74%	12,827	-60%
Loss before income taxes	(97,487)	-353%	(98,199)	-342%	712	-1%
Provision for income taxes	(631)	—	(1,019)	—	388	-38%
Net loss	$(98,118)	-355%	$(99,218)	-345%	$1,100	-1%

Revenue

Total revenue for the nine month period ended December 31, 2022 decreased by 4% to $27.6 million, compared with $28.7 million for the nine month period ended December 31, 2021.

The decrease in product sales relates primarily to reduced orders from an OEM customer in our conventional reagent business. Other revenues for the nine month period ended December 31, 2021 related to a small development project for an OEM customer.

Cost of revenue and gross margin

Cost of revenue increased by 77% to $31.1 million for the nine month period ended December 31, 2022, compared with $17.6 million for the nine month period ended December 31, 2021. The increase in costs of revenue resulted from a $15.3 million write-down of transfusion related MosaiQ inventory and purchase commitments compared to a $2.5 million write down of inventory in the period ended December 31, 2022. There were also higher costs in our conventional reagent business due to inventory write-downs and write-offs of certain products due to expiration of products and quality control tests, higher production costs associated with inflation, and higher costs associated with sales mix in the nine month period ended December 31, 2022.

Gross margin on total revenue for the nine month period ended December 31, 2022 was a $3.5 million loss, compared with $11.1 million gross margin for the nine month period ended December 31, 2021.

Sales and marketing expenses

Sales and marketing expenses were $10.1 million for the nine month period ended December 31, 2022, compared with $8.0 million for the nine month period ended December 31, 2021. This increase was attributable to greater personnel and other expenses related to commercial launch activities with MosaiQ, opening of a sales office in the Middle-East, and restructuring costs associated with the change in strategy to autoimmune products. As a percentage of total revenue, sales and marketing expenses were 37% for the nine month period ended December 31, 2022 compared to 28% for the nine month period ended December 31, 2021.

Research and development expenses

Research and development expenses increased by 4% to $44.3 million for the nine month period ended December 31, 2022, compared with $42.5 million for the nine month period ended December 31, 2021. The increase in research and development expenses in 2022, is driven by the $2.4 million in restructuring costs associated with the Company's change in strategy to focus on autoimmune products and offset by a payment of $1.5 million related to the costs of our intellectual property license with TTP which were incurred in 2021 but did not occur in 2022. This was offset by higher expenses related to additional employee and third party expenses to support planned field trials and product development at the start of the fiscal year.

General and administrative expenses

General and administrative expenses decreased by 17% to $31.1 million for the nine month period ended December 31, 2022, compared with $37.6 million for the nine month period ended December 31, 2021. The decrease is primarily driven by a reduction in stock compensation expense which was $2.6 million in the nine month period ended December 31, 2022 compared with $5.5 million in the nine month period ended December 31, 2021. Additionally, in the quarter ended December 31, 2021 there were one-time executive management costs of associated with new hires and relocation which were not repeated in the current year. As a percentage of total revenue, general and administrative expenses were 113% for the nine month period ended December 31, 2022 and 131% for the nine month period ended December 31, 2021.

Other income (expense)

Net interest expense was $9.4 million for the nine month period ended December 31, 2022, compared with $21.9 million for the nine month period ended December 31, 2021. Interest expense in the nine month period ended December 31, 2022 included $0.8 million of interest income on our Senior Secured Notes and royalty liabilities compared with $15.3 million in expense the nine month period ended December 31, 2021. The decreased expense reflected changes in the royalty cost estimates. Interest expense for the nine month period ended December 31, 2022 also included $7.8 million of interest charges related to the Convertible Notes compared to $6.0 million for the nine month period ended December 31, 2021. Net interest expense also included $0.8 million of dividends accrued on the 7% cumulative redeemable preference shares in each of the nine month periods ended December 31, 2022 and December 31, 2021. In addition, in the nine month period ended December 31, 2021 we realized interest income of $0.2 million on our short-term money market investments while no interest income was recognized in the nine month period ended December 31, 2022.

Other, net represented a gain of $1.0 million for the nine month period ended December 31, 2022, compared with a $0.7 million gain for the nine month period ended December 31, 2021. For the nine month period ended December 31, 2022 this comprised a $15.5 million gain related to the change in fair value associated with the Convertible Loan derivatives and warrants, $13.4 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies, and a $1.1 million impairment related to the change in estimated fair value of CSAM funds. For the nine month period ended December 31, 2021 this comprised a $3.9 million gain related to the change in fair value of derivatives liabilities and $3.2 million of foreign exchange losses arising on monetary assets and liabilities denominated in foreign currencies

Provision for income taxes

Provision for income taxes in the nine month period ended December 31, 2022 and 2021 reflected the taxes payable on the taxable income of our subsidiaries.

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

Since our commencement of operations in 2007, we have incurred net losses and negative cash flows from operations. As of December 31, 2022, we had an accumulated deficit of $823.2 million. During the nine month period ended December 31, 2022, we incurred a net loss of $98.1 million and used $89.2 million of cash in operating activities. As described under results of operations, our use of cash during the nine month period ended December 31, 2022 was primarily attributable to our investment in the development of MosaiQ and corporate costs, including costs related to being a public company.

From our incorporation in 2012 to March 31, 2022, we have raised $160.0 million of gross proceeds through the private placement of our ordinary and preference shares and warrants, $433.0 million of gross proceeds from public offerings of our ordinary shares and issuances of ordinary shares upon exercise of warrants, $145.0 million of gross proceeds from the issuance of the Senior Secured Notes and $105 million of gross proceeds from the issuance of the Convertible Notes. In addition, on March 23, 2018, we raised $20.9 million from the sale and leaseback of the Allan Robb Campus.

During the nine month period ended December 31, 2022, we raised gross proceeds of approximately $20.0 million from a public offering of 811,458 of our ordinary shares and, in lieu of ordinary shares to certain investors, pre-funded warrants exercisable for an aggregate of 855,208 ordinary shares at an exercise price of $0.04 per share.

On December 15, 2022, the Company received gross proceeds of $10.0 million pursuant to the Ninth Supplemental Indenture. See Note 3, "Debt" for addtional information about modifications to our debt agreements during the period.

Cash Flows for the quarter ended December 31, 2022 and 2021

Operating activities

Net cash used in operating activities was $89.3 million during the nine month period ended December 31, 2022, which included net losses of $98.1 million offset by non-cash items of $8.4 million. Non-cash items were depreciation and amortization expense of $4.3 million, share-based compensation expense of $2.6 million, a decrease from the change in fair value of loan derivatives of $15.6 million, Swiss pension costs of $0.6 million, amortization of debt discounts, royalty, and unrealized foreign currency loss on debt of $13.0 million, impairment of investments of $1.2 million, accrued preference share dividends of $0.8 million, deferred lease rentals of $0.9 million and income taxes of $0.6 million. We also experienced a net cash outflow of $0.5 million from changes in operating assets and liabilities during the period, consisting of a $1.4 million increase in accrued compensation and benefits, a $6.6 million decrease in inventories, a decrease from a $9.0 million from a net change in other assets and liabilities, a $2.3 million reduction in accounts payable and accrued liabilities, and a $0.8 million increase in accounts receivables.

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

Investing activities

Net cash provided by investing activities was $0.9 million for the nine month period ended December 31, 2022 compared to $44.6 million for the quarter ended December 31, 2021. We spent $1.7 million on purchases of property and equipment in the nine month period ended December 31, 2022, which was mainly related to purchasing MosaiQ instruments and investments in our IT infrastructure. We also received distributions on our short-term money market investments of $2.6 million from CSAM in the nine month period ended December 31, 2022.

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

Financing activities

Net cash provided by financing activities was $27.5 million during the nine month period ending December 31, 2022, consisting of $17.9 million of proceeds related to the issuance of ordinary shares and warrants after deducting issuance costs, $10.0 million related to proceeds from the further SSNs and $0.5 million of cash spent on repayments on finance leases.

Net cash provided by financing activities was $87.8 million during the quarter ended December 31, 2021, consisting of $100.5 million generated from the issuance of the Convertible Notes, net of debt issue costs, offset by $12.1 million repayment of the Senior Secured Notes, expenses related to restricted stock units vested of $0.1 million and $0.5 million of repayments on finance leases.

Operating and Capital Expenditure Requirements

We have not achieved profitability on an annual basis since we commenced operations in 2007 and we expect our operating losses to continue for at least the remainder of the fiscal year ending March 31, 2023. As we continue MosaiQ development, we expect our operating expenses during the year ended March 31, 2023 to be similar to those of the year ended March 31, 2022.

As of December 31, 2022, we had $27.5 million of available cash, cash equivalents, and investments and $0.8 million of restricted cash held as part of the arrangements relating to the lease of our properties in Eysins, Switzerland.

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

Recent Accounting Pronouncements

We did not adopt any other new accounting pronouncements during the nine month period ended December 31, 2022 that had a significant effect on our condensed consolidated financial statements included in this Quarterly Report.

Item 3. Reserved

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any pending legal or governmental proceedings that we believe could have a material adverse effect on our business or financial condition. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

We are subject to the risks and uncertainties associated with proceedings under chapter 11 of the Bankruptcy Code.

On the January 10, 2023, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. On January 9, 2023, the Company entered into the A&R TSA with holders of all of its (i) Senior Secured Notes issued under the Senior Secured Notes Indenture, by and among the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee, and (ii) Convertible Notes issued under Convertible Notes Indenture, by and among the Company, the guarantors party thereto, and Wilmington Savings Fund Society, FSB, as trustee. On the January 10, 2023, the Company filed the Plan and the related disclosure statement, in accordance with the terms of A&R TSA.

For the duration of our bankruptcy proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern thereafter, are subject to risks and uncertainties associated with bankruptcy and the implementation of the restructuring transactions, including the following:

•
our ability to consummate the Plan and the restructuring transactions contemplated under the A&R TSA;
•
our ability to maintain our relationships with our suppliers, service providers, employees and other third parties;
•
our ability to retain key employees; and
•
the actions and decisions of our creditors and other third parties who have interests in our bankruptcy proceedings.

Delays in our bankruptcy proceedings and implementing our restructuring transactions increase our costs associated with the bankruptcy process along with the risks of our being unable to reorganize our business and emerge from bankruptcy.

These risks and uncertainties could affect our business and operations in various ways. Pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We cannot accurately predict or quantify the ultimate impact that events that occur during our bankruptcy proceedings will have on our business, financial condition, results of operations and cash flows.

Even if the Plan is consummated, we will continue to face a number of risks, including our ability to reduce expenses, implement any strategic initiatives and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, while we believe that the Plan places us in the best position for success as a going concern, we cannot provide assurance that the proposed financial restructuring will allow us to continue as a going concern.

The Plan may not become effective.

The Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Plan will become effective and that we will emerge from our bankruptcy proceedings as contemplated by the Plan. If the effective date of the Plan is delayed, we may not have sufficient cash available to operate our business. There is no assurance of the terms on which such financing may be available or if such financing will be available at all. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan, with accompanying expenses and material delays.

We have substantial liquidity needs and may not have sufficient liquidity for the time necessary to consummate the Plan.

We have incurred, and expect to continue to incur, significant costs in connection with our bankruptcy proceedings. While we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through our bankruptcy proceedings, there can be no assurance that our current liquidity will be sufficient to allow us to satisfy our obligations related to our bankruptcy proceedings and those necessary for consummation of the Plan.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan is consummated, we will continue to face a number of risks, including decreased market demand or increasing expenses. Accordingly, we cannot guarantee that the Plan or any other chapter 11 plan of reorganization will achieve our stated goals. Furthermore, even if our debts are discharged through such plan, we may need to raise additional funds through public or private debt or equity financing to fund the Company’s operations and its capital needs. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed, or in sufficient amounts or available on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1

Eighth Supplemental Indenture, dated as of November 21, 2022, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.1 on Form 8-K on November 22, 2022 and incorporated herein by reference)

4.2

Ninth Supplemental Indenture, dated as of December 15, 2022, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (filed as Exhibit 4.1 on Form 8-K on December 19 2022 and incorporated herein by reference)

4.3

Fourth Supplemental Indenture, dated as of January 4, 2023, by and among the Company, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee (filed as Exhibit 4.1 on Form 8-K on January 9, 2023 and incorporated herein by reference)

10.1†

Transaction Support Agreement, dated as of December 5, 2022, by and among the Company and the Consenting Noteholders (filed as Exhibit 10.1 on Form 8-K on December 7, 2022 and incorporated herein by reference)

10.2†

Amended and Restated Transaction Support Agreement, dated as of January 9, 2023, by and among the Company and the Consenting Noteholders (filed as Exhibit 10.1 on Form 8-K on January 10, 2023 and incorporated herein by reference)

10.3†

Omnibus Transaction Agreement, dated as of January 9, 2023, by and among the Company and the Convertible Noteholders(filed as Exhibit 10.2 on Form 8-K on January 10, 2023 and incorporated herein by reference)

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
101

The following financial information from Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (unaudited), (iii) Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements.

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

QUOTIENT LIMITED

Date: February 9, 2023	/s/ Manuel O. Méndez
Manuel O. Méndez Chief Executive Officer

Date: February 9, 2023	/s/ Ali Kiboro
Ali Kiboro Chief Financial Officer